Form 10-K
period 2003-03-31
REXNORD CORP; RBS GLOBAL INC
filed 2003-06-27
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-102428

RBS Global, Inc.	Rexnord Corporation
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 643-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Documents Incorporated by Reference:

i

PART I

ITEM 1.  BUSINESS.

RBS Global, Inc. is the parent company of Rexnord Corporation, a holding company, which owns several domestic and foreign subsidiaries. On November 25, 2002, pursuant to a Stock Purchase Agreement between RBS Acquisition Corporation and Invensys plc (Invensys) and certain of its affiliates, RBS Acquisition Corporation acquired the net assets of the Rexnord Group (the Predecessor) for $923.9 million, including direct costs of the acquisition of $11.8 million (the Acquisition). RBS Acquisition Corporation is a wholly owned subsidiary of Rexnord Corporation. The purchase price was financed by a $359.5 million equity investment from affiliates of The Carlyle Group and certain members of management of Rexnord Corporation, $360.0 million of term loans and $225.0 million of senior subordinated notes.

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of RBS Global, Inc. and its subsidiaries (collectively, the Company) subsequent to the acquisition and also include the accounts of the Predecessor prior to the acquisition. The financial statements and financial data of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the wholly owned subsidiaries and divisions of Invensys that were acquired by RBS Acquisition Corporation.

Unless otherwise noted, references to the Company, we, us and our, refer to RBS Global, Inc. and its subsidiary Rexnord Corporation, and its subsidiaries.  Our fiscal year is the year ending March 31 of the corresponding calendar year.  For example, our fiscal year 2002, or fiscal 2002, means the period from April 1, 2001 to March 31, 2002. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition resulted in a new basis of accounting for the Company.  In some cases, for ease of comparison purposes, financial data for the period from inception, November 25, 2002, through March 31, 2003 has been added to financial data of the Predecessor for the period from April 1, 2002 through November 24, 2002, to arrive at a 12-month combined period ended March 31, 2003.  This combined data may be referred to herein as fiscal year 2003, fiscal 2003 or 2003.

The address of our principal executive office is 4701 W. Greenfield Avenue, Milwaukee, Wisconsin, 53214.  Our phone number is (414) 643-3000.  Our Internet website address is www.rexnord.com.

We make available free of charge, on or through our Internet website, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

Our Company

We are one of the leading manufacturers of highly-engineered mechanical power transmission components with significant share in many of the markets we serve. Our product portfolio includes flattop chain and modular conveyer belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. Because of our innovative product design, premium products, brand reputation and long history of reliability, we have achieved a significant share in many of the markets we serve. We estimate that over 80% of our sales in fiscal 2003 were from products for which we believe we had the number one or number two market position. Our products are used in the plants and equipment of companies in diverse industries, including food and beverage, energy, aerospace, forest products, cement and construction. We have a large and growing installed base of products consisting primarily of moving, wearing components that are consumed in use and have a predictable replacement cycle. In addition, due to the complexity of our customers’ manufacturing operations and the high cost of process failures, our customers have demonstrated a strong preference to replace their worn Rexnord products with new Rexnord products. This replacement dynamic drives recurring replacement sales, which we refer to as aftermarket sales, that we estimate accounted for approximately 60% of our North American sales in fiscal 2003 (excluding special components).

We manufacture what we believe to be the broadest product portfolio of mechanical power transmission products in the industry in our 33 manufacturing facilities located around the world. Our products are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products. As of March 31, 2003 we had approximately 5,285 employees, approximately 260 of whom are field sales persons who market and sell our products to over 2,000 original equipment manufacturers worldwide and to more than 400 industrial distributors. Our industrial distribution customers resell our products through over 1,900 distributor branches throughout the United States.

Our Industry

Mechanical power transmission products are generally critical components in the machinery or plant in which they operate; yet they typically represent only a fraction of an end-user’s total production cost. However, because the cost of product failure to the end-user is substantial, we believe end-users in most of the markets we serve consider a number of factors, rather than price alone, when making a purchasing decision. We believe end-users of mechanical power transmission components place a premium on factors such as quality, reliability, availability and selection. The most successful industry participants are those that can leverage their products’ reputations for quality and reliability, as well as their distribution networks, to maintain attractive margins on products and gain market share.

Our industry is also characterized by relatively high barriers to entry, including the need for significant start-up capital expenditures, experience with sophisticated engineering requirements and long-standing customer relationships. In addition, companies are increasingly focusing on limiting their supplier base, which we expect should allow companies with broader product offerings to capture additional market share.

The mechanical power transmission industry is fragmented, containing numerous participants, most with limited product lines in specific geographies. There are only a few national and international competitors of a size comparable to our own, including the Emerson Power Transmission Division of Emerson Electric, the Dodge Manufacturing Division of Rockwell Automation, Inc., Renold plc and Tsubakimoto Chain Company. The industry’s customer base is broadly diversified across many sectors of the economy. We believe that market growth in the mechanical power transmission industry is closely tied to overall growth in industrial production.

We operate in a single business segment and sell a single class of products, mechanical power transmission components.

Products

The Company’s principal product is mechanical power transmission components. A description of the various types of mechanical power transmission components follows below:

Flattop Chain

We are the leading developer and manufacturer of flattop chain and components for related conveyor systems. Our flattop chain is highly-engineered conveyor chain that provides a smooth continuous conveying surface that is critical to high-speed operations such as those used to transport cans and bottles in beverage-filling operations, and is primarily sold to the food and beverage, consumer products and parts processing industries. Flattop chain products need to be replaced every 2 to 3 years on average. We estimate that aftermarket sales comprised approximately 60% of our overall flattop chain sales during fiscal 2003. We manufacture our flattop chain products in our manufacturing facilities in Wisconsin, Puerto Rico, Italy and the Netherlands.  Our primary flattop chain products include:

•                  TableTop® chain. We are the leading manufacturer of unit link flattop chain, which we market as our TableTop® chain. Although unit link flattop chain was originally available only in metal, today we ship more plastic chain than metal as metal unit link flattop chain has been gradually replaced with plastic chain. We believe that we maintain the industry’s largest product portfolio of both plastic and metal unit link flattop chain.

•                  MatTop® chain. MatTop® chain is our brand of modular chain that is made completely of plastic. Modular chain has an inherent advantage over competing products such as rubber belt and roller conveyors due to its more precise functioning, lower maintenance requirements and corrosion resistance. Modular chain applications have gradually expanded to include beverage and unit handling, and we have positioned ourselves as one of the top suppliers of modular chain to the food and beverage and other unit handling industries.

•                  Conveyor components. We manufacture a full range of conveyor components that are sold in conjunction with our TableTop® and MatTop® chain products. These products, which include levelers and guide rails, enable us to offer a complete package of conveying and conveyor components.

 Market.  The flattop chain market has experienced and continues to undergo a shift towards plastic. We estimate that for 2003, approximately 60% of the U.S. unit link flattop chain market consists of plastic and nearly 100% of the U.S. modular flattop chain market was plastic. We believe this trend towards plastic will continue in the flattop chain market as more food and beverage companies begin to replace their older conveyor lines and as container production continues to move away from the use of returnable glass bottles that have traditionally been conveyed on stainless steel chain. This trend has not yet significantly affected the European flattop chain market, however, as European manufacturers and processors have a propensity to use metal chains that conform to standardized designs. In addition, we believe there will be other additional growth opportunities as rubber belt and roller conveyor are replaced by newer technologies.

 Customers.  We market our flattop chain products directly to end-users, and market and sell these products to both original equipment manufacturers and distributors. Our key end-users include Anheuser-Busch, Coca-Cola Bottling, Nestlé, Pepsi Bottling and Procter & Gamble, and our key original equipment manufacturer customers include Sidel, KHS and Krones.

 Competition.  We and Intralox, Inc. are the two leading manufacturers in the flattop chain market. Our other principal competitors include System Plast S.p.A. and Habasit A.G. In addition, regional manufacturers with limited product offerings service portions of the remaining market.

Industrial Bearings

We are the leading manufacturer in the U.S. mounted roller and ball bearings market.  We manufacture our industrial bearings products in our facilities in Indiana, Tennessee, Michigan and Illinois. Operations at our facilities in Indiana, Michigan and Illinois are ISO 9001 quality certified, and our operations at our Tennessee facility are QS 9000 quality certified. Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. These products are primarily sold for use in the forest products, construction equipment, and agricultural equipment industries. Industrial bearings are sold either mounted or unmounted. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. Bearings have an average replacement cycle of 1 to 2 years. We estimate that because of our large installed base of products and our distributor relationships, our aftermarket sales of industrial bearings products account for approximately 70% of our overall industrial bearings sales. Our primary industrial bearings products include:

•                  Roller bearings. Roller bearings offer higher performance levels and can carry heavier loads than standard ball bearings. Our spherical roller bearings are technically advanced because they are self-aligning and thus do not require bearing adjustment during mounting.

•                  Ball bearings. Ball bearings are antifriction devices made up of hardened inner and outer rings between which hardened steel balls roll. We manufacture standard duty ball bearings used primarily in agri-farm, food processing and construction applications as well as heavy-duty ball bearings, which are desirable in applications such as high-speed air handling applications.

•                  Cylindrical bearings. Cylindrical bearings contain “cylindrical” rollers that are crowned or end-relieved to reduce stress concentrations, which results in low friction and allows for high-speed applications. These bearings wear slowly, minimizing sudden breakdowns and are known for their strength and durability.

•                  Filament and Sleeves. Filament bearings, sold under the Duralon® brand name, are self-lubricating bearings that feature a woven Teflon® fabric liner and can withstand demanding loads and speeds. Sleeve bearings, sold under the Link-Belt® brand name, are durable as they are made of metal alloys and are typically compact in nature.

 Market.  We are the U.S. market leader in mounted bearings. Besides us, the largest suppliers in the mounted bearings market are Rockwell and Emerson. The three of us combined accounted for approximately 60% of the overall mounted bearings market. Market competition in the bearings industry is based primarily on cost, quality, on-time delivery and market access. Our market leadership position in U.S. bearings results from a focus on each of these key areas.

 Customers.  We sell our industrial bearings products to a variety of customers within numerous end-markets. Our principal bearings customers include Caterpillar, Eaton, Mercury Marine and Vermeer.

 Competition.  Our primary competitors in the industrial bearings market include Emerson and Rockwell, and to a lesser extent, Minebea Co., Ltd., and Aktiebolegat SKF. Several multinational firms also are competitive in the unmounted bearing market including INA-Holding Schaeffler KG, Koyo Seiko Co., Ltd., NSK Ltd., NTN Bearing Corporation and Timken.

Aerospace Bearings and Seals

We believe that we are the leading supplier of rolling element airframe bearings, slotted-entry bearings and split-ball sliding bearings, and a leading supplier of aerospace seals, to the aerospace industry. We supply our aerospace bearings and seals to the commercial aircraft, military aircraft and regional jet end-markets for use in door systems, engine controls, engine mounts, flight control systems, landing gear and rotor pitch control. The majority of our sales are to engine and airframe original equipment manufacturers that specify our products for their aircraft platforms. Our aerospace bearings and seals products are manufactured in our facilities in Illinois and California and are supported by a direct sales organization, aerospace agents and distributors. Our aerospace bearings and seals products consist of rolling element airframe bearings sold under the Shafer® brand, slotted-entry and split-ball sliding bearings sold under the PSI® brand name and aerospace seals that are sold under the Cartriseal® brand name, which are primarily sold for use in both aerospace and industrial applications.

•                  Rolling element airframe bearings (Shafer® bearing). We are a leading supplier of rolling element airframe bearings. We are also a leading provider of technical service, product development and testing, and have achieved a strong position in the high performance oscillating bearing market. Shafer® roller bearings provide low friction, high load carrying capabilities and internal self-alignment and are used in landing gear, flight control systems and door systems.

•                  Slotted-entry and split-ball sliding bearings (PSI® bearing). We are a leading supplier of slotted-entry and split-ball sliding bearings. Slotted-entry bearings are utilized because of their reduced weight, smaller size and design flexibility, and are used primarily in landing gears, flight control systems and engine mounts. Split-ball sliding bearings are used for their unidirectional axial load capabilities, additional total bearing area, high capacity and greater stiffness, and are found in secondary control systems, such as slats and flaps, as well as applications such as landing gear retract actuators, and fixed end of flight control actuators. We also manufacture split-race bearings, used in landing gears where high load and stiffness are required, which provide equal axial load capabilities in either direction allowing more total bearing area, capacity and ease of installation and replacement.

•                  Aerospace seals (Cartriseal®). We are a leading manufacturer in the aerospace seals market. We also are a leading supplier of turbine gearbox and accessory equipment seals, and a major supplier of smaller turbine mainshaft seals and refrigeration compressor seals. We manufacture contacting face seals and non-contacting, or lift off, face seals, circumferential seals and specialty seals used in gas turbine engines, gearboxes, auxiliary power units, accessory equipment, refrigeration compressors, industrial turbines and compressors.

 Market.  The aerospace components industry is highly fragmented and consists of many small, specialized companies and a limited number of larger, well-capitalized companies. We compete in product-specific markets that we estimate have historically been under $100 million in revenues. The relatively small size of the markets, combined with the industry’s stringent regulatory approvals, quality requirements and certification processes, increase the barriers to entry for potential competitors. For example, all potential competitors must meet the certification requirements and qualification approvals required by the FAA and aircraft and engine original equipment manufacturers.

 Customers.  We sell our aerospace products to original equipment manufacturers, distributors and the U.S. government. The majority of our sales across these three business units are to engine and airframe original equipment manufacturers.  Our largest aerospace customer is Boeing, which accounted for approximately half of both our aerospace roller and slotted-entry bearing sales in fiscal year 2003. Our other key bearing customers include Airbus, GE Aerospace and Gulfstream.

 Competition.  We believe we are the market leader in the rolling element airframe, slotted-entry and split-ball sliding bearing markets and the number three manufacturer in the aerospace seals market. Our primary competitors include Minebea, MRC Bearings, Inc., McKechnie Ltd., Kaydon Corporation and Perkin-Elmer, Inc.

Special Components

Our special components products are comprised of three primary product lines; electric motor brakes, miniature mechanical power transmission components and security devices for utility companies. These products are manufactured by three stand-alone niche businesses: Stearns, W.M. Berg and Highfield:

•                  Stearns. Stearns is a manufacturer of electric motor brakes, switches and clutches. These products are used in a wide variety of applications where safety or protection of people or equipment is required.

•                  W.M. Berg. W.M. Berg offers a complete line of miniature precision rotary and linear motion control devices in addition to a highly diverse product line consisting of gears, idlers, bearings, sprockets, cams, belts and couplings.

•                  Highfield. Highfield manufactures a broad range of utility company barrel lock and key systems, security hardware, specialty tools, metal-formed sealing devices, and safety valves. Its business is divided into four separate product groups, including security, oil valves, impellers and gas safety valves.

 Market.  Stearns’ products are used in a diverse range of applications, including steel mills, oil field equipment, pulp processing equipment, large textile machines, rubber mills, metal forming machinery and dock and pier handling equipment. W.M. Berg sells its products to a variety of markets, including semiconductor, telecommunications, medical equipment, robotics, instrumentation, office equipment, production tooling, digital imaging and printing, aerospace and automated vending. Highfield’s products are sold to a variety of markets, including electric, gas, water, telecommunications, utilities and plumbing and heating.

 Customers.  Stearns has a network of over 500 distributors servicing customers in numerous industries, including material handling, cranes, servomotors and actuators, conveyors, and single-phase motor manufacturers. Key Stearns customers include Baldor, General Electric, Reliance Electric Company, U.S. Electrical Motors, and W.W. Grainger, Inc. Approximately 75% of W.M. Berg’s sales are made to original equipment manufacturers and approximately 25% to distributors. Key original equipment manufacturer customers include Applied Materials, Celestron, Cessna Aircraft, Cross Match Technologies, Inc. and Guidant Corporation. W.M. Berg’s primary distributors include Applied Industrial Technologies, Kaman and Motion Industries. For fiscal year 2003, approximately 15% of Highfield’s sales were made to original equipment manufacturers, 32% to oil and heat wholesalers and 53% to utilities and installers. Some of Highfield’s key customers include Baldor Electric, Cessna Aircraft, Consolidated Edison, the U.S. Motors division of Emerson Electric and Peoples Energy.

 Competition.  We compete against a wide variety of niche manufacturers in each of our respective markets. These markets are highly fragmented.

Couplings and Gears

We are the leading manufacturer of dry couplings in North America, and we also manufacture gearsets and gearboxes. Couplings are primarily used in high-speed, high torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Gearsets and gearboxes are used to reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. Our couplings and gears are sold to a variety of end-markets, including the chemical, petrochemical, food, steel, forest products and pulp and paper industries. On a combined basis, we estimate that approximately 62% of our sales in fiscal year 2003 of couplings and gears were to the aftermarket. Our couplings are manufactured in our facilities in Nebraska, Pennsylvania, Wisconsin, France and Germany. Our gear products are manufactured in our facilities in Louisiana, Pennsylvania, Texas, Virginia, Wisconsin, China and Germany.

Couplings are comprised of our Flexible Disc, Elastomeric and Magnetic product lines and are sold under the Thomas®, Omega®, Rex® Viva®, Rex®, MagneLink®, Addax®, ModulFlex® and Brook Hansen™ brand names. Our gear products are sold under the Rex®, Link-Belt®, Prager™ and Hansen® brand names

•                  Flexible Disc. Flexible Disc couplings are non-lubricated, metal flexing couplings that are used for the transmission of torque and the accommodation of shaft misalignment. Our flexible disc couplings are sold under the Thomas® and ModulFlex® brands.

•                  Elastomeric. Elastomeric couplings are flexible couplings ideal for use in industrial applications such as pumps, compressors, blowers, mixers and many other drive applications and are marketed under the Rex Omega™, Rex Viva® and Brook Hansen™ brands.

•                  Magnetic. Magnetic technology prevents breakage by allowing slippage within the coupling itself, unlike older coupling technology that breaks under stress. Our magnetic couplings are marketed under the Rex® MagneLink® brand name to numerous industries, including petrochemical, power utilities, cement, food and beverage, pulp and paper, forest products and construction equipment, as well as to the U.S. Navy. These couplings are utilized in a variety of applications, including pumps, blowers, engine drives, conveyors and compressors.

•                  Gears. Our primary gear products are the Hansen® S-3, Planetgear™, the Link-Belt® Model R, the Link-Belt® PIV and Link-Belt® shaft mount models. These products are sold primarily to the forest products and beverage industries.

•                  Service. Prager™ is our gearbox repair service company that has a manufacturing facility dedicated to the aftermarket.

 Market.  The $2.5 billion gear market in which we participate is both competitive and fragmented, with the top three competitors accounting for less than 40% of the market in fiscal 2003. Although there is no dominant competitor, industry participants are often regionally focused and produce a limited range of niche products. The couplings market is estimated at approximately $1.0 billion in annual sales and generally follows the investment cycles of the industries it supplies. Global demand for couplings is split approximately equally between North America, Europe and the rest of the world. The couplings market is split between dry couplings and wet couplings. Although we are a supplier of coupling and gear products that are used in the infrastructure of automotive plants and facilities, we are not a supplier of automotive parts and, as a result, the mechanical power transmission industry which we primarily serve does not encompass the sale of such parts.

 Customers.  We sell our couplings and gearsets and gearboxes to a variety of customers in several end-markets, including the chemical, petrochemical, food, steel, forest products and pulp and paper industries. Due to the high level of customized application in the couplings market, couplings are our only mechanical power transmission product group to have a greater percentage of sales through the original equipment manufacturer channel than in the aftermarket. In fiscal year 2003, we estimate that approximately 55% of our sales of couplings were to original equipment manufacturers, with the remaining 45% constituting sales to the aftermarket. However, on a combined basis, we estimate that 62% of our sales constituted sales to the aftermarket. For the same period, our key original equipment manufacturer customers for couplings and gearsets and gearboxes included ABB Robotics, Astec, Atlas Copco, Stamler Machine and the Carrier Division of United Technologies.

 Competition.  The market for couplings is fragmented with numerous manufacturers. Our primary competitors are Lovejoy, Inc., MetaStream (a unit of John Crane), TB Woods Corporation, Kop-Flex (a unit of Emerson) and United Technologies’ Falk Corporation. The market for geared products is both large and fragmented. Our key competitors include Flender Corporation, Rockwell, SEW and United Technologies’ Falk Corporation.

Industrial Chain

We are a leading supplier of engineered and roller chain in both the United States and Europe. Our industrial chain products are manufactured in our facilities in Wisconsin, North Carolina, Germany and Brazil. These products are used in various applications in numerous industries, including food and food processing, beverage and container, construction and agricultural equipment, hydrocarbon processing and cement and metals processing. We estimate that in fiscal 2003, approximately 58% of our total industrial chain sales were made to the aftermarket. Our primary industrial chain products include:

•                  Engineered chain. Our engineered chain products, which are sold under the Link-Belt® and Rex® brand names, are designed and manufactured to meet the demands of customers’ specific applications. These products are used in many applications including cement elevators, construction equipment and conveyors, and they are supplied to the energy, forest products, cement and food and beverage processing industries.

•                  Roller chain. Our roller chain product line, which is marketed under the Rex® and Link-Belt® brand names, is supplied to a variety of industries primarily for conveyor and lifting applications. In the United States, roller chain is a product that is generally produced according to an American National Standards Institute specification. As a result, roller chain has largely become a standardized or commoditized product, with very little differentiation between product manufactured in North America and low-cost imports from China and India. While we continue to manufacture roller chain at our facility in Germany, we have entered into an agreement with a U.S. subsidiary of Tsubakimoto to brand Tsubakimoto’s roller chain in the United States. As a result, we closed our last remaining North American roller chain manufacturing facility in December 2001.

 Market.  The roller chain market is principally comprised of commodity products, manufactured to accommodate industry standards and specifications, that are available from numerous sources. We maintain a strong top three position within the North American roller chain market and also believe we have the leading position in the North American market for engineered chain.

 Customers.  We market and sell our industrial chain products directly to original equipment manufacturers and distributors. In addition, we maintain a sales force that works directly with end-users, including Astec, Caterpillar, Charles Machine Works and Stamler. Approximately 58% of our fiscal 2003 industrial chain sales were to the aftermarket while the remaining 42% were to original equipment manufacturers.

 Competition.  Besides us, the leading suppliers in the North American and European industrial chain market are Renold and Tsubakimoto although the majority of the market is still made up of smaller manufacturers providing niche products. Our primary competition within the North American roller chain market is Emerson Power Transmission and Tsubakimoto, while our primary competition in the North American engineered chain market is Renold and Tsubakimoto. Our primary foreign competitors for both markets include Sedis S.A., Kettenwulf and Daido.

Distribution

Our mechanical power transmission components are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products. With over 1,900 distributor locations nationwide, our distributors provide us with one of the most extensive distribution networks in the industry.

Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the mechanical power transmission industry. Industrial distributors play a significant role in determining which of our products are stocked at their distributor centers and branch locations and, consequently, are most readily accessible to aftermarket buyers, and the price at which these products are sold.

We market our products both to original equipment manufacturers and directly to end-users to cultivate an end-user preference for our products. This customer preference is extremely important in differentiating our products from our competitors’ and in creating “pull-through” demand with original equipment manufacturers and distributors. In some instances, we have established a relationship with the end-user such that we, the end-user, and the end-user’s preferred distributor enter into a trilateral agreement whereby the distributor will purchase our products and stock them for the end-user. We believe our extensive product portfolio positions us to benefit from trends towards the rationalization of suppliers by industrial distributors.

Our products are moving, wearing components that are consumed in use and require replacement and, as a result, give rise to an on-going aftermarket opportunity. Because customers have demonstrated a strong preference for replacing worn Rexnord products with new Rexnord products, our broad installed base of product encourages strong end-user demand and makes our portfolio both valuable and attractive to our distributor network.

Product Development

Throughout our history, we have demonstrated a commitment to developing technologically advanced products within the mechanical power transmission industry, resulting in 125 active U.S. patents and 275 foreign patents. In addition, we thoroughly test our products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional mechanical power transmission solutions.

The majority of our new product development begins with discussions and feedback from our customers. We have a team of over 200 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. If the product engineers require additional support or specialty expertise, they can call upon additional engineers and resources from Rexnord Technical Services.  Rexnord Technical Services is a group comprised of  approximately 35 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.

Operations

Rexnord Business System

We began deploying the Rexnord Business System in early 2001 following the arrival of our Chief Executive Officer, Robert Hitt, to pursue our goal of the elimination of waste from every business process. This operational excellence initiative has been and will continue to be implemented at all operating levels in order to reduce lead times and improve cash flow. The Rexnord Business System encompasses a lean enterprise strategy, the goals of which include improvement of inventory management, customer delivery, plant utilization and a lower cost structure. As a result of the Rexnord Business System, our operations have improved over the past year with a 13% inventory reduction and a 23% improvement in on-time delivery performance. In particular, we are transforming our manufacturing process from a typical batch system to a lean manufacturing system, which is based on the pursuit of the elimination of waste from every business process with the ultimate goal of providing world class quality, delivery, and service to customers while maximizing the quality of earnings and return on investment. To achieve this transformation, we have trained a team of over 150 employees to implement value stream mapping, improve process flow and productivity, roll out key Six Sigma initiatives and implement electronic supplier Kanbans to improve production, lead times and reduce inventory. Six Sigma is a process output variation of no more than plus or minus six standard deviations between the mean and the nearest specification limit. Six standard deviations equates to only 3.4 defects per million opportunities for each product or service transaction. Kanbans is a system that allows a company to manufacture a product or order supplies as needed. The system reduces production lead times, amount of inventory required, and subsequently, costs in high volume production lines.

In addition, as part of the Rexnord Business System, we initiated a strategic sourcing program to reduce the number of suppliers and lower the cost of purchased materials. With this program we intend to reduce significantly the number of direct and indirect suppliers we use.

Going forward, we expect to continue to enhance the Rexnord Business System by utilizing the expertise and experience of our chairman, Mr. George Sherman, with similar programs, including the Danaher Business System. Through the Rexnord Business System we will continue to redefine our manufacturing processes and implement our lean transformation initiatives. Our near-term targets for improvement include an additional reduction of inventory, a continued improvement of on-time delivery and a significant improvement in quality metrics.

Suppliers and Raw Materials

The principal materials used in our manufacturing processes are commodities that are available from numerous sources. The key metal materials used in our manufacturing processes include: sheet, plate and bar steel, castings, forgings and a variety of components. The key non-metal materials used include high-performance engineered plastic. We believe there is a readily available supply of materials in sufficient quantity from a variety of sources. We have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity supplies.

We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into contracts for certain large commodity purchases although we currently are not a party to any unconditional purchase obligations, including take-or-pay contracts or through put contracts. In the past, these contracts generally have had one to five-year terms and have contained competitive clauses and benchmarking to ensure competitive pricing.

Trademarks and Patents

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the mechanical power transmission industry. No single patent, trademark or trade name is material to our business as a whole.

Some of our trademarks include: Rex®, Link Belt®, MB®, Duralon®, Thomas®, Omega®, Rex® Viva®, MagneLink®, Addax®, ModulFlex®, Shafer® Bearing, PSI® Bearing, Cartriseal®, Brook Hansen™, Planetgear™ and Prager™.

Employees

As of March 31, 2003, we had approximately 5,285 employees, of whom 3,578 were employed in the United States and 1,707 were employed abroad. Approximately 750 of our North American employees are represented by labor unions. The four U.S. collective bargaining agreements to which we are a party will expire on August 15, 2004, July 28, 2005, September 30, 2006 and April 1, 2008.  Additionally, approximately 23% of our workforce is employed in Europe where trade union membership is common.

ITEM 2.                  PROPERTIES.

We currently maintain 33 manufacturing facilities, 25 of which are located in North America, six in Europe, one in South America and one in Asia. With the exception of one plant located in Downers Grove, Illinois each of our facilities is dedicated to the manufacture of a single product line. Our products are marketed globally through our 250 field sellers to more than 2,000 original equipment manufacturers and more than 400 industrial distributors, which resell the products to industrial consumers and to smaller original equipment manufacturers through 1,900 distributor branches nationwide.

We own and lease facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal manufacturing facilities:

Location	Owned/ Leased	Square Footage	Products Manufactured

West Milwaukee, Wisconsin	Owned	370,000	Industrial Chain
	Owned	40,000	Couplings and Gears
Milwaukee, Wisconsin	Leased	100,000	Special Components
New Berlin, Wisconsin	Owned	54,000	Couplings and Gears
Grafton, Wisconsin	Owned	95,000	Flattop Chain and Industrial Chain
Downers Grove, Illinois	Owned	210,000	Industrial Bearings
	Owned	38,000	Aerospace Bearings and Seals
Wheeling, Illinois	Owned	83,000	Aerospace Bearings and Seals
Benton Harbor, Michigan	Leased	30,000	Industrial Bearings
Lincoln, Nebraska	Leased	54,000	Couplings and Gears
Indianapolis, Indiana	Owned	554,000	Industrial Bearings
Simi Valley, California	Leased	37,000	Aerospace Bearings and Seals
Clinton, Tennessee	Owned	177,000	Industrial Bearings
Morganton, North Carolina	Owned	242,000	Engineered Chain
Deer Park, Texas	Leased	16,000	Couplings and Gears
New Orleans, Louisiana	Owned	83,000	Couplings and Gears
	Leased	32,000	Couplings and Gears
Stuarts Draft, Virginia	Owned	93,000	Couplings and Gears
Horsham, Pennsylvania	Leased	80,000	Couplings and Gears
Long Island, New York	Leased	20,000	Special Components
	Owned	9,000	Special Components
Bridgeport, Connecticut	Owned	32,000	Special Components
Warren, Pennsylvania	Owned	100,000	Couplings and Gears
Los Llanos and Coamo, Puerto Rico	Owned	35,000	Flattop Chain
	Leased	11,000	Industrial Chain
Sao Leopoldo, Brazil	Owned	77,000	Flattop Chain and Industrial Chain
Correggio, Italy	Owned	120,000	Flattop Chain
Raon L’etape, France	Owned	217,000	Couplings and Gears
Betzdorf, Germany	Owned	179,000	Industrial Chain
Dortmund, Germany	Owned	54,000	Couplings and Gears
Gravenzande, Netherlands	Leased	110,000	Flattop Chain
Hameln, Germany	Leased	374,000	Couplings and Gears
Changzhou, China	Owned	206,000	Couplings and Gears

ITEM 3.                  LEGAL PROCEEDINGS.

We are, from time to time, party to various routine legal proceedings arising out of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, we are being indemnified by our former parent company, Invensys, against certain legal matters in existence prior to the consummation of the Acquisition. Specifically, Invensys is indemnifying us for environmental matters related to our facilities in Downers Grove, Illinois. Prior to the Acquisition, in August of 2002, the United States Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to certain groundwater contamination found under the Downers Grove facility and the surrounding community. Invensys is currently meeting with EPA and the state as part of a group of potentially responsible parties who are addressing the groundwater contamination and who have agreed to make available connections to the public water supply for any residents in the relevant area. This group of parties is also expected to fund remedial activities to address contaminated sites, potentially including our facility, that are contributing to the groundwater contamination. Due to the indemnification provision contained in the stock purchase agreement, we expect to be fully indemnified for any liability arising from this matter.

A more detailed discussion of other legal matters appears in Note 15 of Notes to Consolidated Financial Statements.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2003.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)                      Market Information

No trading market for our common stock currently exists.

(b)                      Dividends

We did not pay dividends in the period from inception, November 24, 2002 through March 31, 2003, on our common stock and it is our current policy to retain earnings to repay debt and finance our operations. In addition, our credit facility significantly restricts the payment of dividends on common stock.

(c)                      Holders

As of March 31, 2003, there were 11 holders of record of the common stock of RBS Global, Inc.  RBS Global, Inc. is the sole shareholder of Rexnord Corporation’s common stock.

(d)                      Securities Authorized for Issuance under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” located elsewhere in this report.

ITEM 6.              SELECTED FINANCIAL DATA.

The following summary selected historical combined financial information is based on our consolidated financial statements included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.  The Statement of Operations Data, Other Data and Balance Sheet Data are derived from our audited financial statements.  Separate historical financial information of Rexnord Corporation is not presented because the senior subordinated notes are guaranteed by RBS Global, Inc. and all direct and indirect subsidiaries of Rexnord Corporation and because RBS Global, Inc. has no significant operations or assets separate from its investment in Rexnord Corporation.

Selected financial data for the year ended March 31, 1999 is not available because we did not come into existence in our current structure until February 4, 1999 following the merger of BTR plc and Siebe plc, which created our former parent, Invensys plc. During these periods, our businesses were part of either BTR plc or Siebe plc. Prior to the merger of BTR plc and Siebe plc, the companies maintained different fiscal year ends, different formats for their income statements, different auditors, different accounting systems and different accounting policies, and hence selected financial data for the year ended March 31, 1999 cannot be provided without unreasonable effort or expense.

		Predecessor Basis of Accounting(1)
	Period From November 24, 2002 through March 31, 2003	Period From April 1, 2002 through November 24, 2002	Fiscal Year Ended March 31,
(dollars in millions)			2002	2001	2000

Statement of Operations Data:
Net Sales	$252.5	$469.3	$722.2	$801.3	$854.0
Cost of Sales(2)	162.1	310.5	477.1	485.9	543.4
Gross Profit	90.4	158.8	245.1	315.4	310.6
Selling, General and Administrative Expenses	52.9	100.8	146.2	157.1	153.1
Restructuring and Other Similar Costs	-	7.5	55.9	21.8	10.6
Amortization of Intangible Assets	4.6	1.1	18.8	18.5	18.9
Income from Operations	32.9	49.4	24.2	118.0	128.0
Interest Expense, Net	(16.3)	(13.0)	(24.0)	(37.4)	(37.5)
Other, Net	(0.5)	(0.1)	0.9	0.1	1.6
Income(Loss) Before Income Taxes	16.1	36.3	1.1	80.7	92.1
Provision for Income Taxes	6.5	16.0	9.6	37.0	45.2
Net Income(Loss)	$9.6	$20.3	$(8.5)	$43.7	$46.9

Other Data:
EBITDA(3)	$47.2	$73.5	$77.7	$171.1	$182.7
Net Cash Provided By (Used For)
Operating Activities	51.1	(27.0)	66.0	75.6	169.4
Investing Activities	(920.0)	(11.2)	(14.6)	(33.3)	(40.3)
Financing Activities	906.3	16.4	(52.2)	(49.8)	(142.9)
Depreciation and Amortization	14.8	24.2	52.6	53.0	53.1
Capital Expenditures	6.9	11.8	21.7	33.7	41.7

		Predecessor Basis of Accounting(1)
	March 31, 2003	March 31,
(dollars in millions)		2002	2001	2000
Balance Sheet Data:
Cash	$37.2	$21.6	$22.3	$27.3
Working Capital(4)	147.6	110.1	127.5	129.4
Total Assets	1,314.2	1,183.4	1,287.3	1,318.4
Total Debt(5)	580.5	412.9	464.2	497.2
Stockholders’ Equity	375.0	477.3	488.2	473.9

(1)          Consolidated financial data as of March 31, 2003 and for the period from November 25, 2002 (the date of the Acquisition) through March 31, 2003 reflect the fair value of assets acquired and liabilities assumed in connection with the Acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Acquisition. The financial data for periods prior to November 25, 2002 are presented for comparative purposes and consist of the combined historical financial data of the wholly-owned subsidiaries of Invensys plc and its affiliates that were acquired by RBS Acquisition Corporation and other affiliated purchasers in the Acquisition (“Predecessor Basis of Accounting”).

(2)   During the years ended March 31, 2002, 2001 and 2000, the Predecessor revised its methodology for capitalizing overhead costs into inventory. As a result of these changes, cost of sales in the years ended March 31, 2002, 2001 and 2000 decreased by $3.8 million, $19.1 million and $4.8 million, respectively.

(3)   EBITDA represents earnings before interest, taxes, depreciation and amortization.  EBITDA is presented because it is an important supplemental measure of performance and it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.  Other companies in our Industry may calculate EBITDA differently.  EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.  Because EBDITA is calculated before recurring cash charges including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business.

		Predecessor Basis of Accounting(1)
	Period From November 24, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Fiscal Year Ended March 31,
(dollars in millions)			2002	2001	2000

Net Income (Loss)	$9.6	$20.3	$(8.5)	$43.7	$46.9
Interest Expense, net	16.3	13.0	24.0	37.4	37.5
Provision for Income Taxes	6.5	16.0	9.6	37.0	45.2
Depreciation and Amortization	14.8	24.2	52.6	53.0	53.1
EBITDA	$47.2	$73.5	$77.7	$171.1	$182.7

(4)          Represents total current assets less total current liabilities.

(5)          Total debt includes intercompany loans with our former parent, net, plus long-term debt.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The consolidated financial statements contained in Item 8 include the accounts of RBS Global, Inc. and subsidiaries (collectively, the Company) subsequent to the Acquisition and also include the accounts of the Predecessor prior to the Acquisition. The financial statements and financial data of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the wholly owned subsidiaries and divisions of Invensys that were acquired by RBS Acquisition Corporation.  The Predecessor ceased operations as of the date of acquisition.

The following discussion of our financial condition and results of operations should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included elsewhere in Item 8.  Our fiscal year is the year ending March 31 of the corresponding calendar year.  For example, our fiscal year 2002, or fiscal 2002, means the period from April 1, 2001 to March 31, 2002. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition resulted in a new basis of accounting for the Company.  In some cases, for ease of comparison purposes, financial data for the period from inception, November 25, 2002, through March 31, 2003 has been added to financial data for the period from April 1, 2002 through November 24, 2002, to arrive at a 12-month combined period ended March 31, 2003.  This combined data may be referred to herein as fiscal year 2003, fiscal 2003 or 2003.

General

We are one of the leading manufacturers of highly-engineered mechanical power transmission components. We manufacture and market a very broad product portfolio, including flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. Our products are used in the plants and equipment of companies in diverse industries, including food and beverage, energy, aerospace, forest products, cement and construction. Our products are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products. We have a large installed base of products consisting primarily of moving, wearing components that are consumed in use and have a predictable replacement cycle. Although our results of operations are dependent on general economic conditions, our large installed base generates aftermarket sales that partially mitigate the impact of economic downturns on our results of operations.

The mechanical power transmission industry is comprised of numerous participants, most serving specific geographies with discrete product lines. New competitors in our industry face relatively high barriers to entry, including the need for significant start-up capital expenditures, experience with sophisticated engineering requirements and long-standing customer relationships. The industry’s end-user base is broadly diversified across many sectors of the economy and end-users increasingly are focusing on limiting their supplier base, creating the opportunity for companies with broader product offerings to capture additional market share.

The mechanical power transmission products sold by industry participants generally are critical components in the machinery or plant in which they operate and range from highly-engineered products, such as flattop conveyor chain, to products that are more commoditized in nature, such as roller chain. Regardless of the level of sophistication of the product, mechanical power transmission components typically represent only a fraction of an end-user’s total production cost. However, because the cost of product failure to the end-user is substantial, we believe end-users of mechanical power transmission components look to quality, reliability, service, availability and selection, rather than price alone, in making their purchasing decisions.

In recent years, we have increased our manufacturing focus on highly-engineered products, rather than lower margin commodity products or products with commodity-like qualities. In the United States, for example, we no longer manufacture roller chain, which generally is manufactured and sold according to strictly defined industry standards. We do, however, continue to include roller chain in our product portfolio in the United States, through the outsourcing of roller chain manufacturing to other high-quality industrial chain manufacturers. On the other hand, we do continue to manufacture roller chain in Europe. We are continuing to explore outsourcing opportunities for other products where high-quality, low-cost sourcing alternatives are available.

Impact of the Acquisition and Related Financing Transactions

In connection with the Acquisition, our business was sold to The Carlyle Group and certain other investors, including members of our management. Prior to the Acquisition, we participated in various strategic initiatives implemented by our former parent, Invensys, including customer development and lean supply programs. As a result of the Acquisition, many of these programs may be modified or terminated; however, we plan to continue our focus on improved operating efficiency. Since these programs may be modified or terminated, the Predecessor’s results of operations may not be fully indicative of our results of operations as a stand-alone company. We are a newly formed company with no recent operating history as a stand-alone company, which may lead to risks or unanticipated expenses similar to those of a start-up company.

On November 25, 2002, pursuant to a Stock Purchase Agreement between RBS Acquisition Corporation and Invensys plc (Invensys) and certain of its affiliates, RBS Acquisition Corporation acquired the net assets of the Rexnord Group (the Predecessor) for $923.9 million, including direct costs of the acquisition of $11.8 million (the Acquisition). RBS Acquisition Corporation is a wholly owned subsidiary of Rexnord Corporation. At March 31, 2003, $10.4 million of the purchase price was payable to Invensys. The purchase price was financed by a $359.5 million equity investment from affiliates of The Carlyle Group and certain members of management of the Company, $360.0 million of term loans and $225.0 million of senior subordinated notes.  Accordingly, our interest expense currently is and will continue to be higher than it was prior to the Acquisition.

We accounted for the Acquisition using the purchase method of accounting and accordingly, the Acquisition resulted in a new basis of accounting for us. We allocated the purchase price on the basis of fair values of the underlying assets acquired and liabilities assumed. Based on a valuation by third party professionals retained by us, a significant portion of the purchase price was allocated to our identifiable intangible assets including trademarks and tradenames, a covenant not to compete, patents and our distribution network.  We also retained third party professionals to assist in the determination of the fair value of our property, plant and equipment as well as pension and post-retirement obligations.  The excess of the total purchase price over the fair value of the net assets acquired at closing has been allocated to goodwill, and this indefinite lived asset is subject to annual impairment review. Goodwill in the transaction totaled $563.5 million

We recorded liabilities in connection with the business combination of $21.0 million for plant exit and employee severance costs (including noncash charges of approximately $10.0 million) related to the closure of the Morganton, North Carolina plant.  Certain of the products manufactured in the Morganton plant will be discontinued or manufactured by third-party contract manufacturers, and the remainder of the production capacity will be relocated to the industrial chain plant in Milwaukee, Wisconsin. The plant closure along with the outsourcing of components is expected to result in an annual savings of approximately $5.0 million upon completion of the project, which is estimated to be near the end of calendar 2003.

Prior to the consummation of the Acquisition, we maintained an alliance with Hansen Transmissions International, BV, a former division of Rexnord Corporation that is now a part of Invensys.  Pursuant to this alliance, we were granted the right to offer the Hansen® P-4 geared product line to our customers in North America. Under the terms of the stock purchase agreement and upon consummation of the Acquisition, Invensys retained the P-4 product line and sales of the P-4 product by the Predecessor were terminated. As part of the cessation of this program, the Predecessor’s personnel related to the P-4 products were transferred to Invensys.  Our sales of the P-4 product line amounted to approximately $3.4 million in fiscal 2002 and $2.3 million in the period April 1, 2002 through November 24, 2002 and are included in the Predecessor’s financial data contained in this filing.  As a result of the Acquisition, we are no longer selling Hansen P-4 products.

Financial Statement Presentation

The following paragraphs provide a brief description of certain items that appear in our financial statements and general factors that impact these items.

Net Sales.  Net sales represents gross sales less deductions taken for sales returns and allowances and incentive rebate programs.

As discussed above, our products are industrial products that are used in a number of diverse end-markets and consist of moving, wearing components that are consumed in use. As a result of these characteristics, we believe our net sales are primarily driven by overall changes in the general economy and, specifically, changes in industrial production, the replacement cycles of our products and the maintenance and capital spending trends of the end-users of our products. In addition, the cyclicality of the industries in which our end-users operate also can affect our net sales. Our relative strength in certain end-markets, however, such as food and beverage, and our aftermarket sales through our distributors, which historically have not been as dependent on economic conditions as our sales to original equipment manufacturers, partially mitigate the impact of this market cyclicality.

Changes in levels of our net sales historically have lagged behind changes in the levels of overall industrial production by three to six months, both when industrial production is increasing and when it is declining. This lag is a result of order lead times and end-user budget cycles as well as levels of existing inventory at our distributors, which levels historically have been lower at the end of economic downturns. Any reduction in inventory held by our industrial distributors has a negative impact on our sales to industrial distributors during that same period. Similarly, during a rising economic environment, historically we have experienced a positive impact on our sales from both increased current direct demand from end-users as well as from the replenishment of inventory by our industrial distributors.

 Cost of Sales.  Cost of sales includes all costs of manufacturing required to bring a product to a ready for sale condition. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, insurance, pension and post-retirement benefits, information technology costs and other manufacturing related costs.

The largest component of our cost of sales is cost of materials, which represented approximately 29% of net sales in fiscal 2003. The principal materials used in our manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. In fiscal year 2002, we initiated a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.

The next largest component of our cost of sales is direct and indirect labor, which represented approximately 23% of net sales in fiscal 2003. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends. We began implementing the Rexnord Business System, in early 2001 following the arrival of our Chief Executive Officer, Robert Hitt, to eliminate waste from every business process at all business levels, including labor input, and we expect that any productivity gains from the Rexnord Business System will help to offset the inflationary price pressure on labor and benefit costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expense primarily includes sales and marketing, finance and administration, engineering and technical services and distribution. Our major cost elements include salary and wages, fringe benefits, pension and post-retirement benefits, insurance, depreciation, advertising, travel and information technology costs.

Recent Cost Savings Initiatives

We have undertaken significant cost savings initiatives over the last several years to reduce our overall cost base and improve our EBITDA margins. In early fiscal year 2001, we initiated our Rexnord Business System excellence initiatives, which include the implementation at all operating levels of a lean enterprise strategy designed to improve inventory management, customer delivery and plant utilization and to further improve our cost structure. As a result of the Rexnord Business System, our operations improved during fiscal 2003 with a 13% inventory reduction and a 23% improvement in on-time delivery performance. Our lean enterprise strategy focuses on better utilizing our manufacturing cost base by consolidating production volumes and eliminating duplicate costs.

In fiscal year 2001, we also commenced detailed restructuring initiatives and cost reduction programs under the comprehensive Invensys restructuring program designed to enhance cost competitiveness and counteract the effects of the economic recession, which included the closure and integration of two of our older manufacturing facilities into newer, more efficient facilities and the reduction of 152 employees related to the restructuring program. Restructuring initiatives also included the successful consolidation of our European sales and marketing operations, warehouses and service centers.

These restructuring initiatives resulted in restructuring and other similar costs of $21.8 million for the fiscal year ended March 31, 2001, of which $2.4 million were non-cash charges. For the fiscal year ended March 31, 2002, these initiatives resulted in $55.9 million in restructuring and other similar costs, of which approximately $26.5 million related to the closure of our U.S. roller chain manufacturing facility, approximately $7.1 million related to a company-wide headcount reduction program, approximately $5.1 million related to the consolidation of sales and customer service activities and approximately $14.1 million related to our strategic decision to discontinue certain product lines and relocate several of our manufacturing operations. Approximately $24.3 million of these restructuring and other similar costs related to non-cash items. For the period from April 1, 2002 through November 24, 2002, restructuring and other similar costs of $7.5 million were incurred. Total costs incurred by the Predecessor directly relating to this restructuring program for the fiscal years ended March 31, 2001 and 2002 and the period from April 1, 2002 through November 24, 2002 totaled $85.2 million, consisting of $21.8 million, $55.9 million and $7.5 million, respectively.

There were no significant restructuring charges incurred during the fourth fiscal quarter ended March 31, 2003. We estimate the annual pre-tax cost reduction from these restructuring initiatives, when fully implemented, is approximately $36.0 million. While certain estimates are required in determining the net amount of cost reduction realized, based on our analysis of the impact of the restructuring, we believe these cost reductions are being realized.

In addition to the $36.0 million of cost savings described above, as a result of the implementation of post-Acquisition initiatives, we expect to realize approximately $4.0 million in annualized additional cost savings relating to management restructuring during fiscal year 2003. The management reorganization involves a headcount reduction of approximately 40 employees. The annual savings of $4.0 million is directly related to the payment of salary, bonus and fringe benefits.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our combined financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.

We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our combined financial statements.

Revenue recognition.  Sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. Because we enter into sales rebate programs with some of our customers, which require us to make rebate payments to them from time to time, we estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns. These estimates are based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods  during the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the fiscal years ended March 31, 2002 and 2001 was less than 0.5% of net sales. Other than our standard one-year product warranty, there are no post-shipment obligations.

Inventory.  We value inventories of our domestic subsidiaries at the lower of cost, as determined on a last-in, first-out (LIFO) basis, or market. All other inventories are valued at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market. In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total market write-down of inventories charged to expense was $0.4 million, $1.6 million, $2.7 million and $1.8 million during the periods from November 24, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the fiscal years ended March 31, 2002, and March 31, 2001, respectively. Management anticipates future annual market write-down of inventories to be in the range of 0.25% of sales annually.

Impairment of intangible assets and tangible fixed assets.  Our intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. Tangible fixed assets are depreciated to their residual values on a straight-line basis over their estimated useful lives as follows:

Land	No depreciation
Buildings and improvements	13 to 50 years
Machinery and equipment	3 to 13 years
Hardware and software	3 to 5 years

An impairment review of intangible or tangible fixed assets is performed if an indicator of impairment, such as an operating loss or cash outflow from operating activities or a significant adverse change in the business or market place, exists. Estimates of future cash flows used to test the asset for impairment are based on current operating projections extended to the useful life of the asset group and are, by their nature, subjective.

The Predecessor adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment. In connection with the adoption of SFAS No. 142, the Predecessor completed the first step of the transitional goodwill impairment test which required the Predecessor to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of April 1, 2002. Based on this analysis, the Predecessor concluded that the recorded goodwill of $628.7 million was not impaired at the time of adoption of SFAS No. 142 and, accordingly, the Predecessor did not recognize any transitional impairment loss.

Changes in the carrying amount of goodwill recorded by the Predecessor during the period from April 1, 2002 through November 24, 2002 relate solely to the adoption of SFAS No. 142 and consist of the reclassification of $56.8 million of goodwill to other intangible assets.

As described in Note 1 to the Consolidated Financial Statements, the excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired of $563.5 million has been allocated to goodwill.  In accordance with SFAS No. 142, this goodwill will not be amortized but will be reviewed annually for impairment.

The Company is expected to recognize amortization expense of $13.9 million in each of the fiscal years ended March 31, 2004 through 2006; $10.0 million in the fiscal year ended March 31, 2007 and $2.5 million in the fiscal year ended March 31, 2008.

As a result of the Acquisition, the intangible and tangible fixed assets were restated to their fair value in accordance with purchase accounting as prescribed by SFAS 141.

Retirement benefits.  Pension obligations are actuarially determined and are affected by assumptions including discount rate and assumed annual rate of compensation increase for plan employees, among other assumptions. Changes in discount rate and differences from actual results for each assumption as well as the actual return on plan assets compared to the expected rate of return on plan assets will affect the amount of pension expense we recognize in future periods. As of March 31, 2003 our pension plans had benefit obligations of $198.4 million as compared to plan assets of $112.4 million. Approximately $33.3 million of the total $86.0 million of benefit obligations in excess of plan assets is related to plans of our foreign subsidiaries, principally in Germany, where such plans are typically not funded.

The obligation for post-retirement benefits other than pension also is actuarially determined and is affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.

As a result of the Acquisition, the liabilities associated with our pension and post-retirement obligations were restated to their fair value in accordance with purchase accounting as prescribed by SFAS 141. In connection with the fair value accounting for pensions and post-retirement obligations, as of the date of the Acquisition we revised certain of the significant assumptions used in the determination of these benefit obligations and net periodic benefit cost. As of the date of the Acquisition, we reduced the average discount rate used to calculate the present value of post-retirement obligations from 7.30% at March 31, 2002 to 6.55%, and reduced the long-term rate of return on plan assets from 10.00% at March 31, 2002 to 9.00%. These and other changes to the plans resulted in a fair value of pension obligations of $88.6 million and a fair value of other post-retirement benefit obligations of $50.2 million as of March 31, 2003. As a result of these changes we expect our net periodic benefit cost for pension and other post-retirement obligations to be higher than that reflected in our Predecessor’s financial statements. We estimate this increase on a pro forma basis to be $3.6 million for the fiscal year ended March 31, 2002.

Income taxes.  At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned as well as tax planning strategies. If the actual results are different from our estimates, adjustments to the effective tax rate may be required in the period such determination is made.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets related to foreign net operating loss carryforwards.

Results of Operations

	2003			2002
	Company	Predecessor	Combined	Predecessor
	From Inception (November 25, 2002) through March 31, 2003	Period From April 1, 2002 through November 24, 2002	Year Ended March 31, 2003	Fiscal Year Ended March 31, 2002
	(in millions)

Sales	$252.5	$469.3	$721.8	$722.2
Gross profit	90.4	158.8	249.2	245.1
Gross profit % of sales	35.8%	33.8%	34.5%	33.9%

Selling, general & administrative expenses	52.9	100.8	153.7	146.2
Restructuring and other similar costs	—	7.5	7.5	55.9
Amortization of intangible assets	4.6	1.1	5.7	18.8
Income from operations	32.9	49.4	82.3	24.2
% of sales	13.0%	10.5%	11.4%	3.4%

Interest expense, net	(16.3)	(13.0)	(29.3)	(24.0)
Other income (expense)	(0.5)	(0.1)	(0.6)	0.9
Income (loss) before income taxes	16.1	36.3	52.4	1.1
Provision for income taxes	6.5	16.0	22.5	9.6
Net income (loss)	$9.6	$20.3	$29.9	$(8.5)

Year Ended March 31, 2003 Compared with Year Ended March 31, 2002

Net Sales.  Sales of $721.8 million in fiscal 2003 were essentially flat with sales of $722.2 million in fiscal 2002.  Sales in fiscal 2003 were favorably impacted by approximately $23.1 million of changes in currency exchange rates, principally related to the Euro, from those in effect during fiscal 2002.  Net sales of power transmission products improved in fiscal 2003 due to higher replacement sales and increased demand in the food and beverage industries resulting from increases in capital spending and the introduction of new products in the food industry. End markets such as aerospace, forest products, energy and construction continued to remain at low levels of activity.  Sales of our aerospace products declined in fiscal 2003 due to the continued contraction in the commercial airframe industry, and sales of our industrial chain products declined during fiscal 2003 principally as a result of our decision to discontinue the manufacture of unprofitable products as well as a decline in the construction, agricultural equipment and cement markets.

Gross Profit.  Gross profit margin in fiscal 2003 was 34.5% reflecting a 0.6% improvement over the 33.9% recorded in fiscal 2002. Current year margins benefited from a slightly improved product mix and, in general, the impact of inflationary price increases in labor, benefits, raw material and factory overhead costs were offset by selling price increases and productivity improvements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $153.7 million during fiscal 2003 from $146.2 million in fiscal 2002, an increase of $7.5 million, or 5.1%. Approximately $5.6 million of this increase is attributable to changes in currency exchange rates, principally related to the Euro. Also, $5.0 million of incremental sales and marketing expenses were incurred to support our Flattop, Bearing and Coupling products. These increases were partially offset by cost reductions in other areas, in response to the continuing economic recession.

Income from Operations.  Income from operations in fiscal 2003 was $82.3 million, an increase of $58.1 million over the $24.2 million recorded in fiscal 2002. Contributing to this increase was a $48.4 million reduction in restructuring expenses from $55.9 million in fiscal 2002 to $7.5 million in the current year. This reduction reflects the substantial completion of our restructuring initiatives undertaken under the Predecessor’s restructuring program. Also contributing to the increase in income from operations was a $13.1 million reduction in amortization of intangible assets consisting of a $17.1 million reduction in goodwill amortization as such amortization was discontinued as of April 1, 2002 in accordance with SFAS 142, offset by an increase of $4.0 million in amortization of other intangible assets acquired in the Acquisition as described in Note 6 to the Consolidated Financial Statements.

Interest Expense, net.  Interest expense (net of interest income) was $29.3 million in fiscal 2003 compared to $24.0 million in the comparable 2002 period. As described under Impact of the Acquisition and Related Financing Transactions, interest expense subsequent to the Acquisition includes interest costs for the $225 million of senior subordinated notes and outstanding borrowings under the bank credit facility. Accordingly, our interest expense is, and will continue to be, higher than it was prior to the Acquisition. Interest on the notes is 10.125% per annum and interest under the term loans has averaged approximately 5.5% during the period November 25, 2002 through March 31, 2003. Interest expense of the Predecessor is related to interest on borrowings from affiliates of our former parent company.

Income Tax Expense.  Income tax expense for fiscal 2003 was $22.5 million compared to $9.6 million in the prior year. The provision for income taxes increased primarily because of higher pretax earnings in the current year.

Net Income (Loss).  Net income in fiscal 2003 was $29.9 million (comprised of $9.6 million for the period from November 25, 2002 through March 31, 2003 and $20.3 million for the Predecessor period April 1, 2002 through November 24, 2002) compared to a loss of $8.5 million in fiscal 2002 due to the factors described above.

Fiscal Year Ended March 31, 2002 Compared with Fiscal Year Ended March 31, 2001

Net Sales.  Net sales decreased $79.1 million, or 9.9%, from $801.3 million in fiscal year 2001 to $722.2 million in fiscal year 2002. The decrease primarily resulted from the impact of weak economic conditions in the United States, the impact of exchange rates on sales ($9.0 million) and our discontinuation of the manufacture of roller chain in the United States. The economic recession in the U.S. manufacturing sector had a negative impact on many of our key end-markets as many of our customers reduced capital spending and deferred maintenance in reaction to lower production levels. These reductions include reduced expenditures for new plants or expansions in industries such as energy, pulp and paper, forest products, construction and agri-farm. Because of the severity of the recession, many industrial consumers deferred their maintenance and repair activities, which reduced our sales of replacement parts. Sales of our bearing, gear and coupling products declined approximately 16% due to their sensitivity to the repair and replacement markets. Sales of our industrial roller chain products declined by approximately 13% during fiscal 2002; however, approximately half of that decline, or approximately $15 million, was due to our decision to exit the manufacture of roller chain products in the United States. Sales of our special components declined 20%, or approximately $13 million, in part due to reduced sales to the contracting telecom sector as well as generally soft economic conditions. Despite the events of September 11, 2001, sales of our aerospace products increased

27% and remained strong throughout our fiscal year ended March 31, 2002 due to high order backlog positions. After adjusting for the effect of currency, sales of our flattop products increased slightly during fiscal 2002.

Gross Profit.  Gross profit decreased $70.3 million, or 22.3%, from $315.4 million (39.4% of net sales) in fiscal year 2001 to $245.1 million (33.9% of net sales) in fiscal year 2002. The decrease was principally the result of declining sales as well as costs associated with our inventory reduction program.  In addition, approximately 27% of the margin decline (representing 2.4 points of margin decline) was attributable to a one-time benefit of $19.1 million realized in fiscal year 2001 as a result of a revision in the methodology we used to capitalize overhead expenses into inventory.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses declined by $10.9 million, or 6.9%, from $157.1 million in fiscal year 2001 to $146.2 million during fiscal year 2002. The decline in expense was the result of cost reduction actions, primarily relating to headcount, initiated by us in reaction to the deepening economic recession. As a percentage of net sales, selling, general and administrative expenses increased from 19.6% in fiscal year 2001 to 20.2% in fiscal year 2002, primarily due to the 9.9% decline in sales.

 Restructuring and Other Similar Costs.  Restructuring and other similar costs increased $34.1 million, or 156.4%, from $21.8 million in fiscal year 2001 to $55.9 million in fiscal year 2002. The increase was attributable to costs associated with the three-year restructuring program that included approximately $26.5 million related to the closure of our U.S. roller chain manufacturing facility, approximately $7.1 million related to a company-wide headcount reduction program, approximately $5.1 million related to the consolidation of sales and customer service activities and approximately $14.1 million related to our strategic decision to discontinue certain product lines and relocate several of our manufacturing operations. Approximately $24.3 million of the fiscal 2002 restructuring and other similar costs related to non-cash items.

Interest Expense.  Interest expense to third parties increased $0.9 million from $1.9 million in fiscal year 2001 to $2.8 million in 2002. The increase was the result of increased borrowings. Interest expense to affiliates, net of income from affiliates, decreased $14.3 million, or 40.2%, from $35.5 million in fiscal year 2001 to $21.2 million in fiscal year 2002. The decrease was due to lower interest rates and a lower level of intercompany loans payable to our former parent company.

Income Tax Expense.  Our income taxes were $9.6 million on $1.1 million of income before taxes in fiscal 2002 as a result of nondeductible goodwill amortization and foreign net operating losses for which no tax benefit was received.

Net Income (Loss).  Net income decreased by $52.2 million from $43.7 million in fiscal year 2001 to a loss of $8.5 million in fiscal year 2002 due to the factors described above.

Liquidity and Capital Resources

Liquidity

Our working capital at March 31, 2003 was $147.6 million, or $37.5 million higher than the working capital or our Predecessor of $110.1 million at March 31, 2002.  The principal reasons for the increase in working capital include: (i) our cash balances at March 31, 2003 are higher than our Predecessor's by $15.6 million due primarily to our Predecessor's practice of using available cash to pay down intercompany funding loan balances; (ii) our receivables at March 31, 2003 are $46.9 million higher than the Predecessor's, principally as a result of our decision to discontinue our Predecessor's practice of factoring third-party trade receivables to unrelated financial institutions; and, (iii) our inventories at March 31, 2003 are $29.8 million lower than our Predecessor's inventories at March 31, 2002 because the method we utilize to capitalize overhead costs into inventory differs from the Predecessor with respect to the composition of the overhead pool of costs available for capitalization and the manner in which such costs are included in inventories.  Our total current liabilities of $161.4 million at March 31, 2003 are $3.0 million higher than the balance of our Predecessor at March 31, 2002.

Historically, we financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings from Invensys, our former parent company. Subsequent to the Acquisition, our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75 million revolving credit facility. We had $37.2 million of cash at March 31, 2003 and had approximately $70 million of additional borrowings available under our revolving credit facility. At March 31, 2003 there were no borrowings outstanding under the revolving credit facility; however, approximately $5.0 million of the facility was utilized in connection with outstanding letters of credit.

Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

As of March 31, 2003 we had $580.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2003	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities – variable rate	$350.0	$0.8	$349.2
Senior Subordinated Notes – fixed rate	225.0	—	225.0
Other Debt	5.5	1.6	3.9
	$580.5	$2.4	$578.1

We incurred substantial indebtedness in connection with the Acquisition. An increase in the interest rate of 1.00% on our variable rate debt would have increased our annual interest cost by $3.5 million. The indenture covering the 10.125% senior subordinated notes and the covenants within the bank credit facility contain restrictions on our ability to incur additional indebtedness. Under the most restrictive of these covenants and assuming no event of default exists, we estimate that as of March 31, 2003 we had the ability to incur, without consent of the holders of the senior subordinated notes, an additional $83.2 million of additional indebtedness.

The term loans require semi-annual principal payments of $5.4 million in fiscal 2004, of which $10.0 million was prepaid in February 2003; $7.2 million in fiscal 2005 through fiscal 2007; $13.5 million in fiscal 2008 and 2009; and $126.0 million in fiscal 2010.

The Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on the Company including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005; and (iii) maximum consolidated leverage ratio of 5.40 to 1.00 through June 2003, 5.35 to 1.00 through December 2003 and 5.25 to 1.00 through June 30, 2004. The Credit Agreement is guaranteed by RBS Global, Inc. and Rexnord Corporation’s domestic subsidiaries and is secured by substantially all of the domestic guarantors’ real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of the Company’s excess cash flow, as defined.

The Credit Agreement also provides Rexnord Corporation with a $75 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2003; however, $5.0 million of the facility was utilized in connection with outstanding letters of credit.

Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, including the senior subordinated notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We may, however, need to refinance all or a portion of the principal amounts of the notes on or prior to maturity.

We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities and the senior subordinated notes, on commercially reasonable terms or at all.

Net cash provided by operating activities in fiscal 2003 was $24.1 million (comprised of $51.1 million for the period from November 25, 2002 through March 31, 2003 and $(27.0) million for the Predecessor during the period April 1, 2002 through November 24, 2002) compared to $66.0 million for fiscal 2002. Comparability of cash flows between periods is significantly affected by the change in capital structure due to the Acquisition as well as the Predecessor’s third party receivable factoring program.  The decrease in cash from operations in fiscal 2003 as compared to fiscal 2002 of $41.9 million was primarily the result of: (i) a $58.1 million decrease in cash flow related to an increase in the Predecessor’s third party receivable factoring program of $17.6 million during fiscal 2002 as compared to a cash outflow of $40.5 million in fiscal 2003 related to the discontinuance immediately prior to the Acquisition of the third party receivable factoring program; (ii) a $5.3 million decrease in cash from higher interest expense due to debt incurred in the Acquisition; offset by, (iii) a $24.2 million increase in cash due to lower cash restructuring costs in fiscal 2003.  Net cash flow provided by our operating activities in fiscal years 2001 and 2002 was $75.6 million and $66.0 million, respectively. The $9.6 million decrease in net cash provided by operating activities in fiscal year 2002 as compared to fiscal year 2001 was primarily attributable to increased restructuring activity ($31.6 million of cash restructuring expense in fiscal year 2002 as compared to $19.4 million in fiscal year 2001). While the downturn in the economic environment had a negative impact on operating income in fiscal year 2002, we were able to offset this impact on cash by lowering our investment in working capital, principally inventory and receivables.

Net cash used for investing activities in fiscal 2003 was $931.2 million (comprised of $920.0 million for the period from November 25, 2002 through March 31, 2003 and $11.2 million for the Predecessor during the period April 1, 2002 through November 24, 2002) of which $913.5 million was related to the Acquisition and $18.7 million was for capital expenditures.  Our capital expenditure requirements are comprised of equipment, molds and tooling. Historically, cash provided by or used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures in fiscal year 2002 were $21.7 million as compared with $33.7 million for fiscal year 2001.

Net cash provided from financing activities in fiscal 2003 was $922.7 million (comprised of $906.3 million for the period from November 25, 2002 through March 31, 2003 and $16.4 million for the Predecessor during the period April 1, 2002 through November 24, 2002).  Net cash provided by financing activities of $906.3 million for the period November 25, 2002 through March 31, 2003 included: (i) $587.0 million from the incurrence of long-term debt in connection with the Acquisition, comprised of $362.0 million from borrowings under the senior credit facilities and $225.0 million from the issuance of the senior subordinated notes; (ii) a capital contribution of $359.5 million from The Carlyle Group and management in connection with the Acquisition; (iii) payment of financing fees of $25.5 million related to the Acquisition; and (iv) repayments of long-term debt totaling $14.7 million.  During the Predecessor periods, cash provided by or used in financing activities represents payments to or funding from our former parent company, Invensys, and insignificant changes in our external indebtedness.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates.  The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of forward exchange contracts to cover known foreign exchange transactions.

Interest Rate Risk

The Company utilizes a combination of short-term and long-term debt to finance operations and is exposed to interest rate risk on these debt obligations.

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation has outstanding borrowings of $350.0 million at March 31, 2003. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.75% plus the Base Rate, or (ii) 4.00% plus the Eurodollar Rate. At March 31, 2003, $340 million of term loans bear interest at 5.32% and $10 million bear interest at 5.34%. The Company’s results of operations are affected by changes in market interest rates on these short-term obligations. An increase in the interest rate of 1.00% on our variable rate debt would have increased our annual interest cost by $3.5 million.

The Company had outstanding fixed rate long-term debt obligations with carrying values of $225 million at March 31, 2003. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase its outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company’s results of operations or shareowners’ equity.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information with respect to the Company’s market risk is contained under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

RBS Global, Inc. and Subsidiaries

Consolidated Financial Statements

Period from Inception (November 25, 2002)
through March 31, 2003 and for the Predecessor, for
the Period from April 1, 2002 through November 24, 2002
and for the Years ended March 31, 2002 and 2001

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors

We have audited the accompanying consolidated balance sheets of RBS Global, Inc. and Subsidiaries (the Company), as of March 31, 2003 and its Predecessor as of March 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company for the period from inception (November 25, 2002) through March 31, 2003 and of the Predecessor for the period from April 1, 2002 through November 24, 2002 and for each of the two years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2003 and its Predecessor at March 31, 2002, and the consolidated results of operations and cash flows of the Company for the period from inception (November 25, 2002) through March 31, 2003 and of its Predecessor for the period from April 1, 2002 through November 24, 2002 and for each of the two years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 6 to the consolidated financial statements, the Predecessor changed its method of accounting for goodwill effective April 1, 2002.

Milwaukee, Wisconsin

May 23, 2003

RBS Global, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Millions)

	March 31, 2003	March 31, 2002
		Predecessor (Note 1)
Assets
Current assets:
Cash	$37.2	$21.6
Receivables, net	119.0	72.1
Inventories	134.6	164.4
Deferred income taxes	4.7	—
Other current assets	13.5	10.4
Total current assets	309.0	268.5

Property, plant and equipment, net	277.9	272.9
Intangible assets, net	139.0	11.7
Goodwill	563.5	628.7
Other assets	24.8	1.6
	$1,314.2	$1,183.4

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$57.7	$70.9
Income taxes payable	9.2	22.8
Deferred income taxes	—	7.6
Compensation and benefits	30.4	29.3
Current portion of long-term debt	2.4	4.2
Other current liabilities	61.7	23.6
Total current liabilities	161.4	158.4

Long-term debt	578.1	1.3
Funding loans payable to affiliates, net	—	407.4
Pension obligations	88.6	36.4
Postretirement benefit obligations	50.2	77.0
Deferred income taxes	59.3	24.1
Other liabilities	1.6	1.5
Total liabilities	939.2	706.1

Commitments and contingent liabilities

Stockholders’ equity	375.0	477.3
	$1,314.2	$1,183.4

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Millions)

		Predecessor (Note 1)
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31,
			2002	2001

Net sales:
To third parties	$252.5	$466.6	$715.6	$793.2
To affiliates	—	2.7	6.6	8.1
	252.5	469.3	722.2	801.3

Cost of sales	162.1	310.5	477.1	485.9
Gross profit	90.4	158.8	245.1	315.4

Selling, general and administrative expenses	52.9	100.8	146.2	157.1
Restructuring and other similar costs	—	7.5	55.9	21.8
Amortization of intangible assets	4.6	1.1	18.8	18.5
Income from operations	32.9	49.4	24.2	118.0

Non-operating income (expense):
Interest expense:
To third parties	(16.3)	(3.2)	(2.8)	(1.9)
To affiliates	—	(15.0)	(37.0)	(50.0)
Interest income from affiliates	—	5.2	15.8	14.5
Other, net	(0.5)	(0.1)	0.9	0.1
Income before income taxes	16.1	36.3	1.1	80.7

Provision for income taxes	6.5	16.0	9.6	37.0
Net income (loss)	$9.6	$20.3	$(8.5)	$43.7

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Statements of Stockholders’ Equity

(In Millions)

	Invested Capital	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at March 31, 2000	$485.4	$—	$—	$—	$(11.4)	$474.0
Comprehensive income:
Net income	43.7	—	—	—	—	43.7
Foreign currency translation adjustments	—	—	—	—	(11.1)	(11.1)
Total comprehensive income						32.6
Other activity with affiliates	(18.4)	—	—	—	—	(18.4)
Balance at March 31, 2001	510.7	—	—	—	(22.5)	488.2

Comprehensive loss:
Net loss	(8.5)	—	—	—	—	(8.5)
Foreign currency translation adjustments	—	—	—	—	(3.8)	(3.8)
Total comprehensive loss						(12.3)
Other activity with affiliates	1.4	—	—	—	—	1.4
Balance at March 31, 2002	503.6	—	—	—	(26.3)	477.3

Comprehensive income:
Net income	20.3	—	—	—	—	20.3
Foreign currency translation adjustments	—	—	—	—	9.1	9.1
Total comprehensive income						29.4
Other activity with affiliates	547.6	—	—	—	—	547.6
Balance at November 24, 2002	1,071.5	—	—	—	(17.2)	1,054.3
Acquisition of Rexnord Group	(1,071.5)	0.1	359.4	—	17.2	(694.8)
Comprehensive income:
Net income	—	—	—	9.6	—	9.6
Foreign currency translation adjustments	—	—	—	—	5.9	5.9
Total comprehensive income						15.5
Balance at March 31, 2003	$—	$0.1	$359.4	$9.6	$5.9	$375.0

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

		Predecessor (Note 1)
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31,
			2002	2001
Operating activities
Net income (loss)	$9.6	$20.3	$(8.5)	$43.7
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	10.2	23.1	33.8	34.5
Amortization	4.6	1.1	18.8	18.5
Deferred income taxes	(1.3)	0.4	(10.3)	4.1
(Gain) loss on dispositions of fixed assets	—	0.3	(0.3)	0.2
Noncash restructuring charges	—	0.1	24.3	2.4
Changes in operating assets and liabilities:
Receivables	(9.6)	(32.9)	24.6	3.7
Inventories	3.0	(2.8)	24.5	(22.8)
Other assets	0.5	(0.7)	0.1	2.4
Trading balances with affiliates	—	(8.4)	(5.8)	5.9
Payables and other liabilities	34.1	(27.5)	(35.2)	(17.0)
Cash provided by (used for) operating activities	51.1	(27.0)	66.0	75.6

Investing activities
Acquisition of Rexnord Group	(913.5)	—	—	—
Expenditures for property, plant and equipment	(6.9)	(11.8)	(21.7)	(33.7)
Proceeds from dispositions of fixed assets	0.4	0.6	7.1	0.4
Cash used for investing activities	(920.0)	(11.2)	(14.6)	(33.3)

Financing activities
Net borrowings (repayments) of long-term debt	(14.7)	0.2	1.3	(0.9)
Proceeds from issuance of long-term debt	587.0	—	—	—
Payment of financing fees	(25.5)	—	—	—
Capital contribution	359.5	—	—	—
Net increase (decrease) in funding balances with affiliates	—	16.2	(53.5)	(48.9)
Cash provided by (used for) financing activities	906.3	16.4	(52.2)	(49.8)

Effect of exchange rate changes on cash	(0.1)	0.1	0.1	2.5
Increase (decrease) in cash	37.3	(21.7)	(0.7)	(5.0)
Cash (overdraft) at beginning of period	(0.1)	21.6	22.3	27.3
Cash (overdraft) at end of period	$37.2	$(0.1)	$21.6	$22.3

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003

1.                          Basis of Presentation and Description of Business

RBS Global, Inc. is the parent company of Rexnord Corporation, a holding company, which owns several domestic and foreign subsidiaries.

On November 25, 2002, pursuant to a Stock Purchase Agreement between RBS Acquisition Corporation and Invensys plc (Invensys) and certain of its affiliates, RBS Acquisition Corporation acquired the net assets of the Rexnord Group (the Predecessor) for $923.9 million, including direct costs of the acquisition of $11.8 million (the Acquisition). RBS Acquisition Corporation is a wholly owned subsidiary of Rexnord Corporation. At March 31, 2003, $10.4 million of the purchase price was payable to Invensys. The purchase price was financed by a $359.5 million equity investment from affiliates of The Carlyle Group and certain members of management of the Company, $360.0 million of term loans and $225.0 million of senior subordinated notes.

The accompanying consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the Company) subsequent to the Acquisition and also include the accounts of the Predecessor prior to the Acquisition. All significant intercompany accounts and transactions, including profit and loss as a result of those transactions, have been eliminated in consolidation. The Company is a manufacturer of mechanical power transmission components whose product portfolio includes flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. The products are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products. The financial statements of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the wholly owned subsidiaries and divisions of Invensys that were acquired by RBS Acquisition Corporation.

The Company accounted for the Acquisition using the purchase method of accounting and, accordingly, the Acquisition resulted in a new basis of accounting for the Company. The Company allocated the purchase price on the basis of fair value of the underlying assets acquired and liabilities assumed as follows (in millions):

Current assets:
Receivables	$105.9
Inventories	135.5
Other current assets	12.7
Property, plant, and equipment	278.1
Goodwill	563.5
Intangible assets	143.6
Other assets	0.6
Total assets acquired	$1,239.9

Current liabilities:
Trade payables	$37.6
Accrued liabilities	79.5
Long-term debt	8.2
Pension and postretirement obligations	135.4
Other non-current liabilities	55.3
Total liabilities assumed	316.0
Net assets acquired	$923.9

The majority of the goodwill will not be deductible for income tax purposes. Of the $143.6 million of acquired intangible assets, $67.5 million was assigned to trademarks and tradenames that have indefinite lives, $15.6 million was assigned to patents that have a remaining average useful life of 10 years, $15.5 million was assigned to the distribution network that has a remaining useful life of 15 years, and $45.0 million was assigned to a four-year covenant not to compete.

In conjunction with the Acquisition, the Company recorded liabilities in connection with the business combination of $21.0 million primarily for plant exit costs and employee severance costs.  As of March 31, 2003, $4.0 million has been charged against this reserve.

2.                          Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts for 2001 and 2002 have been reclassified to conform to the 2003 presentation.

Revenue Recognition

Net sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. The Company estimates amounts due and records accruals for sales rebates to certain distributors at the time of shipment.  Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the years ended March 31, 2002 and 2001 was less than 0.5% of net sales. Other than a standard one-year warranty, there are no post-shipment obligations.

The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.

Receivables

Receivables are stated net of allowances for doubtful accounts of $3.5 million at March 31, 2003 and $1.6 million at March 31, 2002. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience.

Credit is extended to customers based upon an evaluation of their financial position.  Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

The Predecessor factored certain third-party trade receivables to unrelated financial institutions on a nonrecourse basis pursuant to two separate agreements. The Predecessor accounted for the transfer of receivables pursuant to these agreements as a sale of financial assets. The agreements, which were negotiated and administered by Invensys, required the Predecessor to collect funds with respect to the factored receivables and remit the funds to the financial institutions. At March 31, 2002, the amount of uncollected factored receivables totaled $40.5 million. For the period from April 1, 2002 through November 24, 2002 and for the years ended March 31, 2002 and 2001, costs incurred related to these agreements totaled $1.5 million, $1.7 million and $0.5 million, respectively.

Inventories

Inventories are stated at the lower of cost or market.  Market is determined based on estimated net realizable values.  Cost of certain domestic inventories (approximately 67% and 70% of total inventories at March 31, 2003 and 2002, respectively) was determined by the “last-in, first-out” (LIFO) method. For the remaining domestic and all foreign inventories, cost was determined using the “first-in, first-out” (FIFO) method.  If the FIFO inventory valuation method had been used to value all inventories, inventories would have been lower by $0.3 million at March 31, 2003 and higher by $5.7 million at March 31, 2002. Inventory reserves (excluding LIFO reserves) totaled $13.6 million at March 31, 2003 and $11.1 million at March 31, 2002.

During the years ended March 31, 2002 and 2001, the Predecessor revised its methodology for capitalizing overhead costs into inventory. Cost of sales in the years ended March 31, 2002 and 2001, decreased by $3.8 million and $19.1 million, respectively, as a result of these changes in accounting estimates.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 13 to 50 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 5 years for hardware and software. Estimated residual values on machinery and equipment are used in computing depreciation expense. Maintenance and repair costs are expensed as incurred.

Intangible Assets

Intangible assets consist of goodwill, trademarks and tradenames, a covenant not to compete, patents and a distribution network. Goodwill at March 31, 2003 represents the excess of the purchase price paid by RBS Acquisition Corporation for the Company over the fair value of the net assets acquired. Goodwill at March 31, 2002 represents the excess of the purchase price paid by Invensys for the Predecessor over the fair value of the net assets acquired. Trademarks and tradenames, patents and distribution network are stated at fair value on the date of acquisition as determined by an independent valuation firm.  The covenant not to compete is stated at fair value per the Stock Purchase Agreement. Patents and distribution network are amortized using the straight-line method over 10 years and 15 years, respectively.  The covenant not to compete is being amortized over 4 years, the contractual period of the covenant.

Deferred Financing Costs

Other assets at March 31, 2003 include deferred financing costs of $24.5 million, net of accumulated amortization of $1.0 million.  These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of the long-lived asset or group of assets to the undiscounted future cash flows expected to be generated by such asset over its remaining useful life. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity:

		Predecessor
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
Balance at beginning of period	$0.6	$0.6	$0.9
Expense	0.1	0.6	0.5
Acquired obligations	1.5	—	—
Claims settled	(0.9)	(0.6)	(0.8)
Balance at end of period	$1.3	$0.6	$0.6

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to mitigate exposure related to receivables and payables denominated in foreign currencies. These derivative contracts did not qualify as hedges of future cash flows and, accordingly, were adjusted to fair value at March 31, 2003 and 2002, with the gain or loss included in other income (expense) in the consolidated statements of operations. For each of the periods presented, the gain or loss recognized on these contracts was not material.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and losses are included in other non-operating income (expense) in the consolidated statements of operations and totaled $0.5 million, $0.2 million, $0.1 million and $0.1 million in the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and for the years ended March 31, 2002 and 2001, respectively.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $1.3 million, $2.7 million, $4.0 million and $5.3 million in the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the years ended March 31, 2002 and 2001, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $2.2 million, $4.8 million, $8.5 million, $8.8 million in the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the years ended March 31, 2002 and 2001, respectively.

Stock Based Compensation

The Company has one stock-based employee compensation plan (see Note 10). Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s and the Predecessor’s pro forma net income (loss) would have been as follows (in millions):

		Predecessor
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31,
			2002	2001
Reported net income (loss)	$9.6	$20.3	$(8.5)	$43.7
Stock based employee compensation expense determined under fair value based method, net of tax	(0.3)	(0.2)	(0.2)	(0.3)
Pro forma net income (loss)	$9.3	$20.1	$(8.7)	$43.4

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions in 2003: dividend yield of 0%, expected life in years of 10; and risk-free rate of interest of 3.8%.  The Predecessor determined fair value of options granted using the Black-Scholes option-pricing model. The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

Significant Customer

The Company has a customer, an industrial distributor, that accounted for 10.4%, 12.5%, 10.3%, and 10.3% of net sales for the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the years ended March 31, 2002 and 2001, respectively. Receivables related to this industrial distributor at March 31, 2003 and 2002 were $4.9 million and $6.2 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, payables and long-term debt approximated fair value as of March 31, 2003 and 2002.

New Accounting Standards

During the year ended March 31, 2003, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” and Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Adoption of SFAS No. 143 and 144 did not have a material impact on the Company’s financial statements. The Company will apply the provisions of SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002, to any future restructuring activities. The Company has made the disclosures required under SFAS No. 148 and Interpretation No. 45 in the accompanying financial statements.

3.                          Restructuring and Other Similar Costs

Following the merger in February 1999 between BTR plc and Siebe plc to create Invensys, the Predecessor committed to a restructuring program consistent with the objectives of the Invensys merger and integration program, namely, improving returns in core businesses by consolidating excess manufacturing capacity, rationalizing certain product lines, outsourcing of non-core production activity and streamlining of sales and administrative overhead. Under this restructuring program, the Company reduced its workforce by approximately 860 employees and closed six of its manufacturing plants.

Restructuring and other similar costs are summarized as follows (in millions):

	Predecessor
	Period from April 1, 2002 through November 24, 2002	Year ended March 31,
		2002	2001
Plant closure, consolidation and related costs
Closure of a roller chain and a bearing plant	$—	$15.5	$7.7
Consolidation and related costs	1.3	5.8	1.5
	1.3	21.3	9.2
Severance and other termination related costs
Related to plant closures and consolidations	2.7	17.9	4.6
Related to changes in manufacturing processes	—	0.2	0.1
Related to headcount reduction initiatives	1.4	5.5	2.0
	4.1	23.6	6.7
Other restructuring and similar costs
Changes to manufacturing processes	2.1	9.0	3.3
Other	—	2.0	2.6
	2.1	11.0	5.9
Restructuring and other similar costs charged to operations	$7.5	$55.9	$21.8

Plant Closure, Consolidation and Related Costs

The Company closed certain facilities and either consolidated those operations into other facilities or made the decision to outsource the manufacture of the affected products. The shutdown of a roller chain plant and a bearing plant are substantially complete and remaining liabilities totaling $0.6 million related to those closures were accrued at March 31, 2002. The Company consolidated certain functions, including sales, administrative and manufacturing support at certain locations in the year ended March 31, 2002. Plant closure, consolidation and related costs, with the costs for each of the periods shown parenthetically in millions, included the following: (i) relocation and reconfiguration ($0.1, $0.6 and $1.0); (ii) idle and underutilized capacity ($0.0, $2.6 and $1.5); (iii) incremental scrap and production inefficiencies ($0.0, $0.0 and $5.0); (iv) asset impairment ($0.0, $13.5 and $0.3); and (v) other incremental costs directly associated with the restructuring projects ($1.2, $4.6 and $1.4).

Severance and Other Termination Related Costs

In addition to headcount reductions as a result of plant closures, consolidations and changes in manufacturing processes, the Company reduced headcount at certain locations in order to streamline manufacturing operations, to eliminate duplicative administrative, selling and marketing operations and to respond to declining demand and increasing costs. A total of 38, 345 and 152 employees were terminated as a result of restructuring projects in the period from April 1, 2002 through November 24, 2002 and during the years ended March 31, 2002 and 2001, respectively.

Other Restructuring and Similar Costs

The Company changed the manufacturing process and discontinued the manufacture of certain products. Costs related to these restructuring initiatives, with the costs for each of the periods shown parenthetically in millions, included the following: (i) relocation and reconfiguration ($0.0, $0.0, and $0.6); (ii) idle and underutilized capacity ($0.0, $1.5, $0.0); (iii) incremental scrap and production inefficiencies ($1.6, $4.7 and $1.0); (iv) asset impairment ($0.0, $1.8 and $1.3); and (v) other increment costs directly associated with the restructuring projects ($0.5, $1.0 and $0.4).

The charge for restructuring and other similar costs is comprised of the following (in millions):

	Predecessor
	Period from April 1, 2002 through November 24, 2002	Year ended March 31,
		2002	2001
Employee severance costs and exit costs accrued	$4.1	$23.6	$6.7
Impairment of long-lived assts	—	15.3	1.6
Amounts expensed as incurred	3.4	17.0	13.5
Restructuring and other similar costs per the consolidated statements of operations	$7.5	$55.9	$21.8

Amounts expensed as incurred for the period April 1, 2002 through November 24, 2002, and for the years ended March 31, 2002 and March 31, 2001 were $3.4 million, $17.0 million, and $13.5 million, respectively, and include (with the costs for each of the periods shown parenthetically in millions): (i) relocation of fixed assets and reconfiguration of manufacturing facilities directly related to a plant closure, consolidation or manufacturing process change ($0.1, $0.6 and $1.6) consisting of moving costs, outside contractors, supplies and consulting fees; (ii) idle and underutilized capacity of facilities in process of closure or reconfiguration ($0.0, $4.1 and $1.5) consisting of pro-rata portion of utilities, property taxes, depreciation and general maintenance during the period of closure or reconfiguration; (iii) incremental scrap and production inefficiencies during the period of plant closure, consolidation or process change activity ($1.6, $4.7 and $6.0) consisting of material and labor costs of incremental scrap, incremental inspection costs and temporary wages; (iv) lean manufacturing and Six Sigma implementation costs to changed manufacturing processes and layouts ($0.0, $2.0 and $2.6) consisting of equipment relocation costs, outside contractors, supplies and consulting fees; and (v) other incremental costs directly associated with restructuring projects ($1.7, $5.6 and $1.8) consisting of equipment removal, rigging costs, temporary employment, consulting fees and retiree medical costs.

An analysis of the restructuring accrual is summarized as follows (in millions):

		Predecessor
	Period from November 24, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002
			Year ended March 31,
			2002	2001
Balance at beginning of period	$1.6	$3.9	$4.0	$1.8
Employee severance costs and exit costs charged to operations	—	4.0	23.6	6.7
Cash payments	(1.0)	(6.2)	(14.7)	(3.7)
Other changes	—	(0.1)	(9.0)	(0.8)
Balance at end of period	$0.6	$1.6	$3.9	$4.0

Other changes in the year ended March 31, 2002 consist principally of the reclassification of certain employee severance costs to pension and post-retirement benefit obligations.

4.                          Inventories

Inventories are summarized as follows (in millions):

		Predecessor
	March 31,	March 31,
	2003	2002
Finished goods	$81.1	$110.1
Work in process	24.6	28.1
Raw materials	28.6	31.9
Inventories at FIFO cost	134.3	170.1
Adjustment to state inventories at LIFO cost	0.3	(5.7)
	$134.6	$164.4

During 2002, the LIFO inventory quantities were reduced. As a result, cost of sales included charges for inventories carried at prior years’ LIFO values, which were less than current costs. The effect of this liquidation increased income before income taxes by $0.6 million.

5.                          Property, Plant and Equipment

Property, plant and equipment is summarized as follows (in millions):

		Predecessor
	March 31,	March 31,
	2003	2002
Land	$12.4	$12.1
Buildings and improvements	62.8	57.9
Machinery and equipment	207.3	277.2
Hardware and software	5.6	27.1
	288.1	374.3
Less accumulated depreciation	10.2	101.4
	$277.9	$272.9

6.                          Intangible Assets and Goodwill

Intangible assets are summarized as follows (in millions):

			Predecessor
	March 31, 2003		March 31, 2002
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible asset subject to amortization:
Covenant not to compete	$45.0	$(3.7)	$—	$—
Patents	15.6	(0.5)	17.0	(5.3)
Distribution network	15.5	(0.4)	—	—
Intangible asset not subject to amortization – trademarks and tradenames	67.5	—	—	—
	$143.6	$(4.6)	$17.0	$(5.3)

The Predecessor adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment. In connection with the adoption of SFAS No. 142, the Predecessor completed the first step of the transitional goodwill impairment test which required the Predecessor to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of April 1, 2002. Based on this analysis, the Predecessor concluded that the recorded goodwill of $628.7 million was not impaired at the time of adoption of SFAS No. 142 and, accordingly, the Predecessor did not recognize any transitional impairment loss.

Changes in the carrying amount of goodwill recorded by the Predecessor during the period from April 1, 2002 through November 24, 2002 relate solely to the adoption of SFAS No. 142 and consist of the reclassification of $56.8 million of goodwill to other intangible assets.

As required by SFAS No. 142, the results of operations of the Predecessor for the periods prior to its adoption have not been restated. The following table reconciles reported net loss to pro forma net income (loss) of the Predecessor that would have resulted for the years ended March 31, 2002 and 2001 if SFAS No 142 had been adopted on April 1, 2000 (in millions):

	Predecessor
	Year ended March 31,
	2002	2001
Reported net income (loss)	$(8.5)	$43.7
Goodwill amortization	17.1	16.8
Pro forma net income	$8.6	$60.5

As described in Note 1, the excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired of $563.5 million has been allocated to goodwill.  In accordance with SFAS No. 142, this goodwill will not be amortized but will be reviewed annually for impairment.

The Company is expected to recognize amortization expense of $13.9 million in each of the fiscal years ended March 31, 2004 through 2006, $10.0 million in the fiscal year ended March 31, 2007 and $2.5 million in the fiscal year ended March 31, 2008.

7.                          Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

		Predecessor
	March 31,	March 31,
	2003	2002
Taxes, other than income taxes	$4.6	$7.5
Interest payable	8.2	—
Sales rebates	6.8	2.0
Severance obligations	8.6	2.4
Liabilities recorded in connection with business combination	17.0	—
Payable to former parent company	3.6	—
Other	12.9	11.7
	$61.7	$23.6

8.                          Long-Term Debt

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation has outstanding borrowings of $350 million at March 31, 2003. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.75% plus the Base Rate, or (ii) 4.00% plus the Eurodollar Rate. At March 31, 2003, $340 million of term loans bear interest at 5.32% and $10 million bear interest at 5.34%.

The term loans require semi-annual principal payments of $5.4 million in fiscal 2004, of which $10.0 million was prepaid in February 2003; $7.2 million in fiscal 2005 through fiscal 2007; $13.5 million in fiscal 2008 and 2009; and $126.0 million in fiscal 2010.

The Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on the Company including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005; and (iii) maximum consolidated leverage ratio of 5.40 to 1.00 through June 2003, 5.35 to 1.00 through December 2003 and 5.25 to 1.00 through June 30, 2004. The Credit Agreement is guaranteed by RBS Global, Inc. and Rexnord Corporation’s domestic subsidiaries and is secured by substantially all of the domestic guarantors’ real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of the Company’s excess cash flow, as defined.

The Credit Agreement also provides Rexnord Corporation with a $75 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2003; however, $5.0 million of the facility was utilized in connection with outstanding letters of credit.

At March 31, 2003, Rexnord Corporation has $225.0 million of 10.125% senior subordinated notes (the Notes) outstanding with a maturity of December 15, 2012. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Rexnord Corporation and are unconditionally guaranteed, jointly and severally, by RBS Global, Inc. and certain of the domestic subsidiaries of Rexnord Corporation. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the guarantors. There are certain covenants under the terms of the Notes including those that limit the Company’s ability to incur or guarantee additional indebtedness, pay dividends or redeem or repurchase its capital stock, and sell assets.

The Company has $5.5 million of additional debt, comprised of a capitalized lease obligation and borrowings at various foreign subsidiaries. Long-term debt is summarized as follows (in millions):

		Predecessor
	March 31,	March 31,
	2003	2002
Term loans	$350.0	$—
Senior subordinated notes	225.0	—
Other	5.5	5.5
Total	580.5	5.5
Less current portion	2.4	4.2
Long-term debt	$578.1	$1.3

Cash paid for interest in the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002 and for the years ended March 31, 2002 and 2001, was $7.1 million, $17.1 million, $41.2 million, and $50.8 million, respectively. Of the total, $7.1 million, $2.6 million, $1.3 million and $1.3 million represents interest paid to third parties in the periods November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the years ended March 31, 2002 and 2001, respectively.

9.                          Leases

Operating Leases

The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2017. Rent expense totaled $2.2 million, $4.5 million, $6.4 million, and $5.7 million in the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002, and during the years ended March 31, 2002 and 2001, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows (in millions):

Year ending March 31:
2004	$7.4
2005	5.4
2006	4.0
2007	2.8
2008	2.4
Thereafter	9.3
$31.3

10.                   Stockholders’ Equity

The Company’s authorized capital consists of 5,000,000 shares of Common Stock, with a par value of $.01 per share.  At March 31, 2003, 3,595,001 shares of Common Stock were issued and outstanding.

11.                   Stock Options

Stock Option Plan of RBS Global, Inc. (the Plan)

The Company adopted the Plan on November 25, 2002. The Plan provides for the issuance of 312,609 options at exercise prices equal to the fair value of Common Stock on the date of grant. During the period November 25, 2002 through March 31, 2003, the Company granted 276,467 options to purchase its Common Stock at $100 per share. One-third of the options granted become exercisable ratably over the five-year period subsequent to the date of grant. Two-thirds of the options granted vest on the tenth anniversary but exercise of such options can be accelerated if certain debt repayments and EBITDA performance measures are met. No options were exercised during the period November 25, 2002 through March 31, 2003.  At March 31, 2003, 9,521 options were exercisable.

Stock Option Plans of the Predecessor

Invensys, the parent company of the Predecessor, maintained two stock option plans in which participants included senior management of the Predecessor through November 24, 2002.  In accordance with the terms of those plans, all outstanding options expired on May 24, 2003.  No options were granted to or exercised by participants employed by the Predecessor under these plans during the period April 1, 2002 through November 24, 2002.

12.                   Retirement Benefits

The Company and the Predecessor sponsor pension and other postretirement benefit plans for certain of their employees. The pension plans cover most of the Company’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements under applicable laws and governmental regulations.  Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and provide for payment of certain medical costs of those employees and qualified dependents upon retirement.

The components of net periodic benefit cost for the Company and the Predecessor (for periods prior to November 25, 2002) are as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31,		Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31,
			2002	2001			2002	2001

Service cost	$3.2	$4.8	$6.7	$6.9	$0.2	$0.4	$0.6	$0.5
Interest cost	4.6	8.7	12.2	11.5	1.1	3.9	5.8	5.6
Expected return on plan assets	(3.6)	(9.1)	(14.6)	(13.6)	—	—	—	—
Amortization:
Prior service cost	—	—	—	—	—	(0.5)	(1.0)	(1.1)
Net actuarial loss	—	(0.1)	(0.5)	(0.4)	—	(0.9)	(1.1)	—
Net periodic benefit cost	$4.2	$4.3	$3.8	$4.4	$1.3	$2.9	$4.3	$5.0

In the year ended March 31, 2002, the Predecessor recognized a curtailment gain of $0.5 million and special termination benefit charges of $2.7 million related to its pension plans and the Predecessor recognized a curtailment loss of $1.9 million and special termination benefit charges of $0.9 million with respect to its postretirement benefit plans.

Benefit obligations, plan assets, funded status and net liability information are summarized as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
		Predecessor	Predecessor		Predecessor	Predecessor
Benefit obligation at beginning of period	$(192.9)	$(183.2)	$(167.8)	$(51.9)	$(81.2)	$(76.7)
Service cost	(3.2)	(4.8)	(6.7)	(0.2)	(0.4)	(0.6)
Interest cost	(4.6)	(8.7)	(12.2)	(1.1)	(3.9)	(5.8)
Actuarial (losses) gains	2.6	(0.2)	(4.0)	—	5.6	(2.2)
Plan amendments	—	—	(0.8)	—	—	—
Benefits paid	3.6	7.1	10.1	3.1	4.9	6.9
Other	(1.2)	(0.8)	(2.2)	0.1	(1.3)	(2.8)
Translation adjustment	(2.7)	(4.0)	0.4	(0.2)	—	—
Benefit obligation at end of period	$(198.4)	$(194.6)	$(183.2)	$(50.2)	$(76.3)	$(81.2)

Plan assets at beginning of period	$111.5	$140.4	$149.8	$—	$—	$—
Actual return on plan assets	3.9	(25.8)	(0.8)	—	—	—
Contributions	0.6	4.0	1.5	3.1	4.9	6.9
Benefits paid	(3.6)	(7.1)	(10.1)	(3.1)	(4.9)	(6.9)
Plan assets at end of period	$112.4	$111.5	$140.4	$—	$—	$—

Funded status of plans	$(86.0)		$(42.8)	$(50.2)		$(81.2)
Unrecognized prior service cost	—		0.2	—		(0.7)
Unrecognized net actuarial losses (gains)	(2.6)		6.2	—		3.2
Fourth quarter Company contributions	—		—	—		1.7
Net liability recognized in consolidated balance sheet	$(88.6)		$(36.4)	$(50.2)		$(77.0)

The Company uses an actuarial measurement date of December 31 to measure its pension benefit obligations and March 31 to measure its other postretirement obligations.  Significant assumptions used in determining these benefit obligations and net periodic benefit cost are summarized as follows (in weighted-average percentages):

	Pension Benefits		Other Postretirement Benefits
		Predecessor		Predecessor
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002
Discount rate	6.55%	7.30%	6.75%	7.50%
Compensation rate increase	3.31%	3.40%	N/A	N/A
Expected return on plan assets	9.00%	10.00%	N/A	N/A

The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 8% in 2003 grading down to 5% in 2006 and thereafter.  The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date. The expected return on plan assets assumption is determined as of the previous measurement date.

Pension Benefits

At March 31, 2003, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $198.3 million, $185.2 million and $112.4 million, respectively, and at March 31, 2002 were $144.6 million, $139.9 million and $101.2 million, respectively.

Other Postretirement Benefits

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year Ended March 31, 2002
		Predecessor	Predecessor		Predecessor	Predecessor
Increase (decrease) in total of service and interest cost components	$0.1	$0.4	$0.6	$(0.1)	$(0.4)	$(0.6)
Increase (decrease) in postretirement benefit obligation	$5.1	$7.1	$8.0	$(4.6)	$(6.5)	$(7.2)

Multi-employer and Government-sponsored Plans

The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.1 million, $0.1 million, $0.5 million and $0.5 million in the periods November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, and during the years ended March 31, 2002 and 2001, respectively.

Defined Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $0.9 million, $2.2 million, $3.6 million and $4.0 million, for the periods November 25, 2002 through

March 31, 2003 and April 1, 2002 through November 24, 2002, and during the years ended March 31, 2002 and 2001.

13.                   Income Taxes

The components of the provision for income taxes are as follows (in millions):

		Predecessor
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31,
			2002	2001
Current:
United States	$7.8	$9.9	$10.6	$21.9
Non-United States	(1.5)	4.9	7.3	7.5
State and local	1.5	0.8	2.0	3.5
Total current	7.8	15.6	19.9	32.9

Deferred:
United States	(3.2)	(0.4)	(10.0)	4.2
Non-United States	2.3	0.4	1.5	(0.8)
State and local	(0.4)	0.4	(1.8)	0.7
Total deferred	(1.3)	0.4	(10.3)	4.1
Provision for income taxes	$6.5	$16.0	$9.6	$37.0

The provision for income taxes was calculated based upon the following components of income before income taxes (in millions):

		Predecessor
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31,
			2002	2001
United States	$12.6	$30.7	$(20.6)	$53.9
Non-United States	3.5	5.6	21.7	26.8
Income before income taxes	$16.1	$36.3	$1.1	$80.7

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

		Predecessor
	March 31,	March 31,
	2003	2002
Deferred tax assets:
Retirement benefits	$45.5	$36.5
Compensation and benefits	7.4	7.4
Foreign net operating loss carryforwards	0.2	1.9
Other	5.6	4.9
	58.7	50.7
Valuation allowance	(0.2)	(1.9)
Total deferred tax assets	58.5	48.8

Deferred tax liabilities:
Property, plant and equipment	66.1	55.9
Inventories	6.3	16.6
Intangible assets	39.5	4.4
Other	1.2	3.6
Total deferred tax liabilities	113.1	80.5
Net deferred tax liabilities	$54.6	$31.7

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

Management believes it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in this determination include the historical operating results of the Company and the Predecessor and the expectation of future earnings, including anticipated reversals of future taxable temporary differences. A valuation allowance was established at March 31, 2003 and 2002, for deferred tax assets related to foreign net operating loss carryforwards for which utilization is uncertain. Certain foreign net operating loss carryforwards are subject to expiration periods ranging between two years and ten years. The carryforward period for the remaining foreign net operating losses is indefinite.

The provision for income taxes differs from the United States statutory income tax rate due to the following item (in millions):

		Predecessor
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31,
			2002	2001
Provision for income taxes at U.S. statutory income tax rate	$5.6	$12.7	$0.4	$28.2
Nondeductible goodwill	—	—	6.0	5.9
State and local income taxes	0.7	1.4	(0.5)	3.0
Statutory tax differences between the United States and foreign locations	(0.5)	0.7	1.4	(1.5)
Foreign net operation losses for which tax benefit was not provided	0.2	2.2	1.9	1.7
Other	0.5	(1.0)	0.4	(0.3)
Provision for income taxes	$6.5	$16.0	$9.6	$37.0

No provision has been made for United States or foreign income taxes related to approximately $7.9 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested.  It is not practicable to determine the income tax liability, if any that would be payable if such earnings were not permanently reinvested.

The Company’s United States income tax returns for the years 1997 through 1999 are currently under examination. Management expects the examination of the Company’s returns for such years will be completed during the fiscal year ended March 31, 2004. Management believes adequate provision for income taxes payable of the Company has been made for all fiscal years through 2003.  In connection with the sale of the Predecessor (see Note 1), Invensys has indemnified the Company against all income tax obligations existing prior to the closing date, November 25, 2002.

For tax years prior to November 24, 2002, various United States and foreign subsidiaries of the Company were included in consolidated tax filings with other Invensys affiliated companies. The Predecessor’s methodology applied for allocating taxes between affiliates that participate in consolidated tax filings was as follows:  to the extent that a company generates taxable income, the company remits taxes to its affiliated parent company based upon the applicable statutory effective tax rate. If a taxable loss is generated by a company, the affiliated parent company does not provide any current or future cash benefit. The income tax provision for the Predecessor has been calculated as if the entities included in the consolidated financial statements file separately from their non-Rexnord Group affiliates.

Cash paid for income taxes to governmental tax authorities and affiliates in the periods November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the years ended March 31, 2002 and 2001 was $0.5 million, $12.4 million, $25.7 million and $44.0 million, respectively. At March 31, 2003 and 2002, income taxes payable to governmental tax authorities and affiliates was as follows (in millions):

		Predecessor
	March 31,	March 31,
	2003	2002
Governmental tax authorities	$9.2	$15.2
Affiliates	—	7.6
Income taxes payable	$9.2	$22.8

14.                   Related Party Transactions

On November 25, 2002, RBS Global, Inc. entered into a management services agreement with TC Group, L.L.C., (the Carlyle Group) for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company.  Under the terms of the agreement the Company agreed to pay for these services a fee of $0.7 million for the period from November 25, 2002 through March 31, 2003 and $2.0 million per year thereafter, plus out of pocket expenses.  This agreement will remain in effect until such time the Carlyle Group or its affiliates collectively own less than 10% of the equity interest of the Company, or such earlier time as the Company and the Carlyle Group may mutually agree.

Predecessor Related Party Transactions

Included within selling, general and administrative expenses were charges for administrative expenses incurred by Invensys and its Automation Systems Division that were directly attributed to, or reasonably allocated to, the stand-alone operations of the Company before acquisition. These charges were for administrative services, accounting and legal services, officer salaries, advertising and other costs attributed to the Company’s operations and the Company’s allocable share of other expenses. These charges totaled $2.9 million, $4.2 million and  $3.2 million for the period April 1, 2002 through November 24, 2002 and during the years ended March 31, 2002 and 2001, respectively.

The expenses allocated had been determined on a basis that the Predecessor, Invensys and its Automation Systems Division considered to be reasonable reflections of the utilization of services provided or the benefit received by the Predecessor. The financial information included herein may not reflect the consolidated financial position, operating results and cash flows of the Company in the future or what they would have been had the Company been a separate, independent entity during the periods presented.

Predecessor – Trading Activity

The Predecessor sold to and purchased from affiliates various products and services in the normal course of business. Pricing was generally negotiated on an arm’s-length basis or on the basis of standard pricing schedules. Purchases from affiliates were $4.4 million, $11.9 million, and $15.3 million in the period April 1, 2002 through November 24, 2002 and during the years ended March 31, 2002 and 2001, respectively.

Predecessor – Funding Activity

The Predecessor participated in Invensys’ treasury function whereby funds were loaned to and borrowed from affiliates in the normal course of business.

At March 31, 2002, funding loans payable to affiliates consisted, in part, of a $45 million note payable to BTR Inc. (the $45 Million Note). At March 31, 2002, the remaining funding loans payable and all funding loans receivable from affiliates were not supported by underlying notes.

The $45 Million Note bore interest at the prime rate (4.75% at March 31, 2002). Remaining loans payable to affiliates and all loans receivable from affiliates bore interest based on LIBOR (3.33% at March 31, 2002). Balances outstanding at March 31, 2002 were classified as long-term in the consolidated balance sheets as current and past practice has been that repayments are made on a long-term basis. Management does not believe the amounts outstanding at March 31, 2002, are indicative of the Company’s financing needs had the Company been a separate, independent entity at such date.

15.                   Commitments and Contingencies

The Company is involved in various unresolved legal actions, administrative proceedings, and claims in the ordinary course of its business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when its liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material effect on the financial position or results of operations of the Company.

In a prior year, the Predecessor initiated legal proceedings against a consulting firm for nonperformance with respect to process reengineering services the consulting firm was retained to perform for the Predecessor. A jury trial was held in 2001, and a verdict of $2.2 million was returned in favor of the Predecessor, including an award of attorney’s fees of $0.6 million. In May 2002, the consulting firm unsuccessfully exhausted its right of appeal upon which the Predecessor received $2.3 million, including interest of $0.1 million and recorded a gain.

In connection with the sale of the Predecessor, Invensys has indemnified the Company against certain contingent liabilities and all environmental liabilities existing prior to the closing date, November 25, 2002. The following paragraphs summarize noteworthy actions and proceedings against which the Company has been indemnified:

•                  The Company is a defendant in a case entitled GE Transportation Systems v. Rexnord, pending in the United States District Court for the Western District of Pennsylvania. The case seeks $8.0 million for damages allegedly incurred by GE in using Rexnord bearings to retrofit GE locomotives. The ultimate outcome of this litigation cannot presently be determined; however, management believes the Company has meritorious defenses to the suit.

•                  The Company is a third-party defendant in a class action suit for alleged groundwater contamination entitled Teresa and Al LeClercg et al v. Lockformer Company et al v Arrow Gear Company et al, filed in the United States District Court for the Northern District of Illinois. The original defendant, Lockformer Company, has settled with the plaintiffs for $10.0 million and is now seeking contribution under various theories for certain alleged groundwater contamination in Lisle, Illinois from at least ten other companies including the Company. The ultimate outcome of this litigation cannot presently be determined; however, management believes the Company has not contributed to the ground water contamination and has meritorious defenses to the suit.

•                  The Company is a PRP at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), which is under investigation by the USEPA and IEPA. The investigation alleges there has been a release or threatened release of hazardous substances, pollutants or contaminants at the Site. Based on their proximity to the Site, the Company and at least ten other companies have been notified of their potential liability for the remediation of this Site. The ultimate outcome of this litigation cannot presently be determined; however, management believes the Company has meritorious defenses to the suit.

•                  The Company is currently investigating contamination at a few sites, in addition to the above-mentioned Lockformer and Ellsworth matters. It is impossible at this time to estimate the total cost of remediation for these sites, because the sites are in various stages of the investigation process and issues remain open at the sites concerning the selection and implementation of the final remedy, the cost of that remedy and the Company’s liability, if any. Invensys has indemnified the Company for all preclosing environmental liabilities, which individually exceed $75,000, and which in the aggregate exceed $2.0 million.

16.                   Business Segment Information

The Company operates in a single business segment – mechanical power transmission components.  Net sales to third parties and property, plant and equipment by geographic region for the Company and for the Predecessor (for periods prior to November 25, 2002) are as follows (in millions):

	Net Sales to Third Parties				Long-Lived Assets
	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002
			Year ended March 31,
					March 31,
			2002	2001	2003	2002

United States	$168.3	$322.5	$499.9	$561.0	$735.2	$860.4
Europe	63.4	102.5	157.7	171.6	236.6	46.4
Rest of the world	20.8	41.6	58.0	60.6	6.0	6.5
	$252.5	$466.6	$715.6	$793.2	$977.8	$913.3

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

17.                   Guarantor Subsidiaries

The following schedules present condensed consolidating/combining financial information at March 31, 2003 and 2002 and for the periods from November 25, 2002 through March 31, 2003; the period April 1, 2002 through November 24, 2002 and for the years ended March 31, 2002 and 2001 for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord Corporation, the Issuer, which is wholly-owned by the Parent; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent, and the Predecessor (Guarantor Subsidiaries); and (d) on a combined basis, the foreign subsidiaries of the Company and the Predecessor (non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company by The Carlyle Group (see Note 1).

The restricted assets of the consolidated subsidiaries of RBS Global, Inc., a holding Company (the Parent Company), exceeds 25 percent of consolidated net assets at March 31, 2003. The following schedules present the condensed financial information of the Parent Company in accordance with Rule 5-04 of Regulation S-X. With the exception of the Parent Company’s guarantee of the senior subordinated notes, the Parent Company does not have any guarantees, material contingencies or long-term obligations.

Condensed Consolidating Balance Sheet

March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Assets:
Current assets:
Cash	$—	$—	$20.4	$16.8	$—	$37.2
Receivables, net	—	—	63.7	55.3	—	119.0
Inventories	—	—	83.4	51.2	—	134.6
Deferred income taxes	—	—	5.5	(0.8)	—	4.7
Other current assets	—	—	6.2	7.3	—	13.5
Total current assets	—	—	179.2	129.8	—	309.0

Receivable from (payable to) affiliates	—	104.5	38.4	(142.9)	—	—
Property, plant and equipment, net	—	—	212.8	65.1	—	277.9
Intangible assets, net	—	—	130.9	8.1	—	139.0
Goodwill	—	2.6	390.1	170.8	—	563.5
Investment in:
Guarantor subsidiaries	372.3	845.7	—	—	(1,218.0)	—
Non-guarantor subsidiaries	—	—	101.3	—	(101.3)	—
Other assets	—	24.5	—	0.3	—	24.8
Total assets	$372.3	$977.3	$1,052.7	$231.2	$(1,319.3)	$1,314.2

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$—	$—	$32.9	$24.8	$—	$57.7
Income taxes payable	(0.2)	(4.6)	9.1	4.9	—	9.2
Compensation and benefits	—	—	21.5	8.9	—	30.4
Current portion of long-term debt	—	0.8	0.1	1.5	—	2.4
Other current liabilities	—	8.1	40.3	13.3	—	61.7
Total current liabilities	(0.2)	4.3	103.9	53.4	—	161.4

Long-term debt	—	574.2	1.1	2.8	—	578.1
Notes payable to (receivable from) affiliates, net	0.7	26.4	(53.7)	26.6	—	—
Pension obligations	—	—	55.6	33.0	—	88.6
Postretirement benefit obligations	—	—	48.8	1.4	—	50.2
Deferred income taxes	—	—	52.1	7.2	—	59.3
Other liabilities	—	—	0.3	1.3	—	1.6
Total liabilities	0.5	604.9	208.1	125.7	—	939.2
Commitments and contingent liabilities
Stockholders’ equity	371.8	372.4	844.6	105.5	(1,319.3)	375.0
Total liabilities and stockholders’ equity	$372.3	$977.3	$1,052.7	$231.2	$(1,319.3)	$1,314.2

Condensed Combining Balance Sheet

March 31, 2002 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Assets
Current assets:
Cash	$2.1	$19.5	$—	$21.6
Receivables, net	41.6	30.5	—	72.1
Inventories	119.4	45.0	—	164.4
Other current assets	2.1	8.3	—	10.4
Total current assets	165.2	103.3	—	268.5

Property, plant and equipment, net	220.0	52.9	—	272.9
Intangible assets	640.4	—	—	640.4
Investments in subsidiaries	33.9	—	(33.9)	—
Other assets	0.7	0.9	—	1.6
Total assets	$1,060.2	$157.1	$(33.9)	$1,183.4

Liabilities and invested capital
Current liabilities:
Payables:
Trade, to third parties	$38.9	$24.2	$—	$63.1
Trade, to affiliates, net	(2.4)	10.2	—	7.8
Income taxes payable	10.1	12.7	—	22.8
Deferred income taxes	7.3	0.3	—	7.6
Compensation and benefits	23.6	5.7	—	29.3
Current portion of long-term debt	0.3	3.9	—	4.2
Other current liabilities	7.8	15.8	—	23.6
Total current liabilities	85.6	72.8	—	158.4

Long-term debt	1.3	—	—	1.3
Funding loans payable to (receivable from) affiliates, net	416.6	(9.2)	—	407.4
Postretirement benefit obligations	77.0	—	—	77.0
Pension obligations	8.3	28.1	—	36.4
Deferred income taxes	23.4	0.7	—	24.1
Other liabilities	0.3	1.2	—	1.5
Total liabilities	612.5	93.6	—	706.1

Commitments and contingent liabilities

Invested capital	447.7	63.5	(33.9)	477.3
Total liabilities and invested capital	$1,060.2	$157.1	$(33.9)	$1,183.4

Condensed Consolidating Statement of Operations

Period from Inception,
November 25, 2002, through
March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Net sales	$—	$—	$182.5	$85.7	$(15.7)	$252.5
Cost of sales	—	—	122.0	55.8	(15.7)	162.1
Gross profit	—	—	60.5	29.9	—	90.4

Selling, general and administrative expenses	—	—	33.8	19.1	—	52.9
Amortization of intangible assets	—	—	4.5	0.1	—	4.6
Income from operations	—	—	22.2	10.7	—	32.9

Nonoperating income (expense):
To third parties	—	(16.0)	(0.1)	(0.2)	—	(16.3)
To affiliates	—	2.8	1.1	(3.9)	—	—
Other, net	(0.7)	9.9	(6.5)	(0.5)	(2.7)	(0.5)
Income (loss) before income taxes	(0.7)	(3.3)	16.7	6.1	(2.7)	16.1
Provisions for income taxes	(0.3)	(4.6)	7.8	3.6	—	6.5
Income before equity in earnings (loss) of subsidiaries	(0.4)	1.3	8.9	2.5	(2.7)	9.6
Equity in earnings (loss) of subsidiaries	12.7	11.4	2.5	—	(26.6)	—
Net income	$12.3	$12.7	$11.4	$2.5	$(29.3)	$9.6

Condensed Combining Statement of Operations

Period from April 1, 2002 through

November 24, 2002 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Net sales	$349.2	$148.8	$(28.7)	$469.3
Cost of sales	231.9	107.3	(28.7)	310.5
Gross profit	117.3	41.5	—	158.8

Selling, general and administrative expenses	68.3	32.5	—	100.8
Restructuring and other similar costs	5.9	1.6	—	7.5
Amortization of intangible assets	1.1	—	—	1.1
Income from operations	42.0	7.4	—	49.4

Nonoperating income (expense):
Interest expense:
To third parties	(1.3)	(1.9)	—	(3.2)
To affiliates	(14.7)	(0.3)	—	(15.0)
Interest income from affiliates	4.9	0.3	—	5.2
Other, net	(0.2)	0.1	—	(0.1)
Income before income taxes	30.7	5.6	—	36.3
Provision for income taxes	11.7	4.3	—	16.0
Income before equity in earnings (loss) of non-guarantor subsidiaries	19.0	1.3	—	20.3
Equity in earnings (loss) of non-guarantor subsidiaries	(3.4)	—	3.4	—
Net income	$15.6	$1.3	$3.4	$20.3

Condensed Combining Statement of Operations

Year ended March 31, 2002 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Net sales	$543.8	$219.3	$(40.9)	$722.2
Cost of sales	360.5	157.5	(40.9)	477.1
Gross profit	183.3	61.8	—	245.1

Selling, general and administrative expenses	104.8	41.4	—	146.2
Restructuring and other similar costs	49.0	6.9	—	55.9
Amortization of intangible assets	18.8	—	—	18.8
Income from operations	10.7	13.5	—	24.2

Nonoperating income (expense):
Interest expense:
To third parties	(1.5)	(1.3)	—	(2.8)
To affiliates	(36.7)	(0.3)	—	(37.0)
Interest income from affiliates	15.3	0.5	—	15.8
Other, net	0.4	0.5	—	0.9
Income (loss) before income taxes	(11.8)	12.9	—	1.1
Provision for income taxes	2.2	7.4	—	9.6
Income (loss) before equity in loss of non-guarantor subsidiaries	(14.0)	5.5	—	(8.5)
Equity loss of non-guarantor subsidiaries	(2.9)	—	2.9	—
Net income (loss)	$(16.9)	$5.5	$2.9	$(8.5)

Condensed Combining Statement of Operations

Year ended March 31, 2001 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Net sales	$616.2	$232.4	$(47.3)	$801.3
Cost of sales	371.4	161.8	(47.3)	485.9
Gross profit	244.8	70.6	—	315.4

Selling, general and administrative expenses	114.6	42.5	—	157.1
Restructuring and other similar costs	13.4	8.4	—	21.8
Amortization of intangible assets	18.5	—	—	18.5
Income from operations	98.3	19.7	—	118.0

Nonoperating income (expense):
Interest expense:
To third parties	(0.6)	(1.3)	—	(1.9)
To affiliates	(48.2)	(1.8)	—	(50.0)
Interest income from affiliates	13.9	0.6	—	14.5
Other, net	(0.2)	0.3	—	0.1
Income before income taxes	63.2	17.5	—	80.7
Provision for income taxes	31.2	5.8	—	37.0
Income before equity in earnings of non-guarantor subsidiaries	32.0	11.7	—	43.7
Equity in earnings of non-guarantor subsidiaries	3.0	—	(3.0)	—
Net income (loss)	$35.0	$11.7	$(3.0)	$43.7

Condensed Consolidating Statement of Cash Flows

Period from Inception,
November 25, 2002, through
March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Operating activities
Net income	$12.3	$12.7	$11.4	$2.5	$(29.3)	$9.6
Noncash adjustments	(12.7)	(11.4)	7.7	0.6	29.3	13.5
Changes in operating assets and liabilities	0.4	3.2	8.9	15.5	—	28.0
Cash provided by operating activities	—	4.5	28.0	18.6	—	51.1

Investing activities
Acquisition of Rexnord Group	—	(913.5)	—	—	—	(913.5)
Expenditures for property, plant and equipment	—	—	(4.3)	(2.6)	—	(6.9)
Proceeds from dispositions of property, plant and equipment	—	—	0.3	0.1	—	0.4
Cash used for investing activities	—	(913.5)	(4.0)	(2.5)	—	(920.0)

Financing activities
Net repayments of long-term debt	—	(12.0)	—	(2.7)	—	(14.7)
Proceeds from issuance of long-term debt	—	587.0	—	—	—	587.0
Payment of financing fees	—	(25.5)	—	—	—	(25.5)
Capital contribution	—	359.5	—	—	—	359.5
Cash (used for) financing activities	—	909.0	—	(2.7)	—	906.3

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
(Increase) decrease in cash	—	—	24.0	13.3	—	37.3
Cash at beginning of period	—	—	(3.6)	3.5	—	(0.1)
Cash at end of period	$—	$—	$20.4	$16.8	$—	$37.2

Condensed Combining Statement of Cash Flows

Period from April 1, 2002 through
November 24, 2002 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income	$15.6	$1.3	$3.4	$20.3
Noncash adjustments	21.4	3.6	—	25.0
Equity in loss of non-guarantor subsidiaries	3.4	—	(3.4)	—
Changes in operating assets and liabilities	(32.2)	(40.1)	—	(72.3)
Cash provided by (used for) operating activities	8.2	(35.2)	—	(27.0)

Investing activities
Expenditures for property, plant and equipment	(7.8)	(4.0)	—	(11.8)
Proceeds from dispositions of property, plant and equipment	0.3	0.3	—	0.6
Cash used for investing activities	(7.5)	(3.7)	—	(11.2)

Financing activities
Net repayments of long-term debt	0.5	(0.3)	—	0.2
Net decrease in funding balances with affiliates	(6.9)	23.1	—	16.2
Cash used for financing activities	(6.4)	22.8	—	16.4

Effect of exchange rate changes on cash	—	0.1	—	0.1
Increase (decrease) in cash	(5.7)	(16.0)	—	(21.7)
Cash at beginning of period	2.1	19.5	—	21.6
Cash at end of period	$(3.6)	$3.5	$—	$(0.1)

Condensed Combining Statement of Cash Flows

Year ended March 31, 2002 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income (loss)	$(16.9)	$5.5	$2.9	$(8.5)
Noncash adjustments	57.4	8.9	—	66.3
Equity in loss of non-guarantor subsidiaries	2.9	—	(2.9)	—
Changes in operating assets and liabilities	8.0	0.2	—	8.2
Cash provided by operating activities	51.4	14.6	—	66.0

Investing activities
Expenditures for property, plant and equipment	(14.4)	(7.3)	—	(21.7)
Proceeds from dispositions of property, plant and equipment	3.0	4.1	—	7.1
Cash used for investing activities	(11.4)	(3.2)	—	(14.6)

Financing activities
Net borrowings (repayments) of long-term debt	(0.1)	1.4	—	1.3
Net decrease in funding balances with affiliates	(48.8)	(4.7)	—	(53.5)
Cash used for financing activities	(48.9)	(3.3)	—	(52.2)

Effect of exchange rate changes on cash	—	0.1	—	0.1
Increase (decrease) in cash	(8.9)	8.2	—	(0.7)
Cash at beginning of period	11.0	11.3	—	22.3
Cash at end of period	$2.1	$19.5	$—	$21.6

Condensed Combining Statement of Cash Flows

Year ended March 31, 2001 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income	$35.0	$11.7	$(3.0)	$43.7
Noncash adjustments	52.9	6.8	—	59.7
Equity in earnings of non-guarantor subsidiaries	(3.0)	—	3.0	—
Changes in operating assets and liabilities	(21.8)	(6.0)	—	(27.8)
Cash provided by operating activities	63.1	12.5	—	75.6

Investing activities
Expenditures for property, plant and equipment	(25.1)	(8.6)	—	(33.7)
Proceeds from dispositions of property, plant and equipment	1.1	(0.7)	—	0.4
Cash used for investing activities	(24.0)	(9.3)	—	(33.3)

Financing activities
Net borrowings (repayments) of long-term debt	(0.1)	(0.8)	—	(0.9)
Net decrease in funding balances with affiliates	(35.2)	(13.7)	—	(48.9)
Cash used for financing activities	(35.3)	(14.5)	—	(49.8)
Effect of exchange rate changes on cash	—	2.5	—	2.5
Increase (decrease) in cash	3.8	(8.8)	—	(5.0)
Cash at beginning of period	7.2	20.1	—	27.3
Cash at end of period	$11.0	$11.3	$—	$22.3

18.                     Quarterly Results of Operations (Unaudited)

	2002 (Predecessor)
(in millions)	First	Second	Third	Fourth	Total
Net sales	$175.3	$180.1	$171.4	$195.4	$722.2
Gross profit	53.9	64.7	57.1	69.4	245.1
Net income (loss)	(12.8)	(10.7)	3.1	11.9	(8.5)

	2003
			Third
	First	Second	Period from October 1, 2002 through November 24, 2002	Period from November 25, 2002 through December 31, 2002	Fourth	Total
	Predecessor	Predecessor	Predecessor	Company	Company
Net sales	$173.3	$185.6	$110.4	$62.6	$189.9	$721.8
Gross profit	56.0	67.1	35.7	22.1	68.3	249.2
Net income (loss)	5.5	12.7	2.1	0.7	8.9	29.9

As explained in Note 2, the Company revised its methodology for capitalizing costs into inventory. Gross profit increased by $3.1 million in the second quarter and $0.7 million in the fourth quarter of fiscal 2002, as a result of this change in accounting estimate.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information concerning our executive officers and directors as of the date of this Form 10-K.

Name	Age	Position

George M. Sherman	61	Chairman of the Board
Robert A. Hitt	46	President, Chief Executive Officer and Director
Thomas J. Jansen	51	Executive Vice President of Finance and Chief Financial Officer
John E. Gialouris	39	President FlatTop Group and President Corporate Sales & Marketing
James T. Richard	41	Executive Vice President Global Sales
Michael N. Andrzejewski	49	Vice President of Business Development and Secretary
Mark H. Kohler	45	Vice President, Lean Enterprise Operations
Thomas J. Smith	57	Vice President, Human Resources
Praveen R. Jeyarajah	35	Director
Jerome H. Powell	50	Director
Bruce E. Rosenblum	49	Director

George M. Sherman was elected Chairman of the Board in November, 2002. He has been the non-executive Chairman of Campbell Soup Company since August 2001. Prior to that time, from February 1990 to May 2001, Mr. Sherman served as the Chief Executive Officer of Danaher Corporation. Prior to his tenure with Danaher, Mr. Sherman served as the Executive Vice President of Black and Decker’s Power Tools Group. Mr. Sherman also served as President of Emerson Electric’s Skil Corp. and Weed Eater Division for two years and one year, respectively.

Robert A. Hitt became our President and Chief Executive Officer in April 2001. Prior to the Acquisition, Mr. Hitt had been the Chief Operating Officer of Invensys Industrial Components and Systems Division since April 2002, Division Chief Executive of Invensys Automation Systems Division from April 2001 to March 2002 and Division Chief Executive of Invensys Industrial Drive Systems Division from October 2000 to March 2001. Mr. Hitt joined Siebe/Invensys in 1994, where he held various positions including President of Climate Controls from June 1997 to October 2000 and prior to June 1997, General Manager of Appliance Controls.

Thomas J. Jansen became our Executive Vice President of Finance and Chief Financial Officer in April 2001. Prior to the Acquisition, Mr. Jansen was Executive Vice President of Finance of Invensys Industrial Components and Systems Division since April 2002, Executive Vice President of Finance of Invensys Automation Systems Division from April 2001 to March 2002 and Executive Vice President of Finance of Invensys Industrial Drive Systems Division from March 1999 to March 2001. Prior to that time, from August 1998 to February 1999 Mr. Jansen was Vice President of Finance for the Power Drives Division of BTR plc. From July 1992 to August 1998, Mr. Jansen was Vice President of Finance and Chief Financial Officer of Rexnord Corporation. Mr. Jansen served in various financial positions for Rexnord Corporation and its predecessor, Rexnord Inc. from 1981 through July 1992.

John E. Gialouris became the President of our Flattop Group and President of our Corporate Sales and Marketing in April 2003.  Prior to joining Rexnord, Mr. Gialouris was with various divisions of Invensys plc as President of APV Solutions and Services from April 2002 to April 2003, General Manager of Maple Chase Company from May 2000 to April 2002 and Vice President of Business Development (Climate Controls Division) from August 1998 to May 2000.  Prior to his work with Invensys, Mr. Gialouris was with The Stanley Works from 1994 to 1998 as Director of Field Operations (Automatic Door Division) and Director of Business Development and Process Re-engineering (Hand Tools Division).  From 1990 to 1994, Mr. Gialouris held various positions in marketing and business development for Otis Elevator (United Technologies).

James T. Richard became our Executive Vice President of Global Sales in April 2003 and was Executive Vice President Sales and Marketing from June 2002 to March 2003. From August 2001 to June 2002, Mr. Richard served as President of BAE Automated Systems, Inc. From May 2001 to August 2001, Mr. Richard served as Vice President for Marketing and Communications at Invensys Automations Systems Division. Prior to that time, Mr. Richard was Senior Director of Business Development at Siemens Building Technologies.

Michael N. Andrzejewski became our Vice President of Business Development in April 2000 and was elected Secretary in November 2002. Prior to the Acquisition, Mr. Andrzejewski was Vice President of Business Development of the Invensys Industrial Components and Systems Division since April 2000. Prior to his current assignment, from October 1998 to April 2000, Mr. Andrzejewski was President of Rexnord Chain and Conveyor Group and from July 1995 to October 1998 served as President of Rexnord Industrial Chain Group.

Mark H. Kohler became our Vice President of RBS in February 2001. Prior to joining us, from September 1997 to February 2001, Mr. Kohler was a Plant Manager at TRW Automotive, Inc. Prior to that time, from January 1995 to September 1997, Mr. Kohler served as General Manager at Hendrickson Truck Suspension.

Thomas J. Smith became our Vice President of Human Resources in February 2002. Prior to the Acquisition, from November 1993 to February 2002, Mr. Smith served as Vice President of Human Resources for the Control Systems Division of Invensys/Siebe. Prior to 1993, Mr. Smith was with GTE for 24 years in various human resource positions, including GTE Director of Human Resources.

Praveen R. Jeyarajah was elected as one of our directors in connection with the Acquisition. Mr. Jeyarajah has been a Managing Director of The Carlyle Group since 2001. Prior to joining The Carlyle Group, Mr. Jeyarajah was with Saratoga Partners, from 1996 to 2000. Prior to that, Mr. Jeyarajah worked at Dillon, Read & Co., Inc.

Jerome H. Powell was elected as one of our directors in connection with the Acquisition. Mr. Powell has been a Managing Director of The Carlyle Group since 1997. Prior to that time, from 1995 to 1997, he was Managing Director and head of mergers and acquisitions at Dillon Read & Co., Inc. From 1993 to 1995, Mr. Powell served as head of client coverage and mergers and acquisitions at Bankers Trust Company. From 1990 to 1993, Mr. Powell served as Assistant Secretary of The Treasury Department for Domestic Finance and later as Under Secretary for Finance in the Bush Administration.

Bruce E. Rosenblum was elected as one of our directors in connection with the Acquisition. Mr. Rosenblum has been a Managing Director of The Carlyle Group since May 2000. Prior to that time, Mr. Rosenblum was a partner and Executive Committee member at the law firm of Latham & Watkins LLP, where he practiced for 18 years.

Board Committees

Our board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the board of directors and an audit committee. The audit committee consists of Messrs. Jeyarajah and Powell. In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues.

ITEM 11.                                              EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our Chief Executive Officer and each of the four other most highly compensated executive officers, or the named executive officers, that earned more than $100,000 during the fiscal year ended March 31, 2003. Compensation for previous fiscal years has not been included as the named executive officers were compensated by our former parent, Invensys plc, for services rendered solely to Invensys plc during such periods.

Summary Compensation Table

	Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Salary(1)	Bonus	Securities Underlying Option (#)	All Other Compensation(2)

Robert A. Hitt President and Chief Executive Officer	$489,992	$178,965	75,182	$12,200
Thomas J. Jansen Chief Financial Officer	282,422	78,450	39,076	20,612
Thomas J. Smith Vice President—Human Resources	212,000	60,844	4,885	11,600
James T. Richard Executive Vice President – Global Sales	197,760	31,886	14,654	8,228
Michael N. Andrzejewski Vice President of Business Development and Secretary	197,501	55,131	14,654	13,448

(1)          Includes salary paid by our former parent, Invensys plc, for services rendered to Invensys, which included services rendered to Rexnord Corporation and its subsidiaries for the period from April 1, 2002 through November 24, 2002. Amounts shown are not necessarily indicative of salaries to be paid on a going-forward basis. For a more comprehensive discussion of the named executive officers’ salaries, see “—Employment Agreements.”

(2)          Comprised of matching contributions under our 401(k) compensation plan and contributions under our Exec-U-Care—1st Dollar Medical Plan.

Stock Options

Option Grants in Last Fiscal Year

                The following table shows options granted to the named executive officers during fiscal 2002.  No options were exercised in the last fiscal year by any of the named executive officers.

Name	Number of securities underlying option/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price per share ($/share)	Expiration date	Grant date present value

Robert A. Hitt	78,152	28.3%	$100.00	11/25/12	*
Thomas J. Jansen	39,076	14.1%	100.00	11/25/12	*
Michael N. Andrzejewski	14,654	5.3%	100.00	11/25/12	*
James T. Richard	14,654	5.3%	100.00	11/25/12	*
Thomas J. Smith	4,885	1.8%	100.00	12/18/12	*

*      The present value of the options as of their grant date is not presented as it is not meaningful in the context of RBS Global, Inc.’s common stock being privately held.

Pension Plans

Each named executive officer participates in the Rexnord Non-Union Pension Plan and the Rexnord Supplemental Pension Plan described below. The following table shows the estimated annual pension benefits under those plans for the specified compensation and years of service.

	YEARS OF SERVICE
	10	15	20	25	30 +
Remuneration
$125,000	15,760	23,640	31,520	39,400	47,280
$150,000	19,260	28,890	38,520	48,150	57,780
$175,000	22,760	34,140	45,520	56,900	68,280
$200,000	26,260	39,390	52,520	65,650	78,780
$225,000	29,760	44,640	59,520	74,400	89,280
$250,000	33,260	49,890	66,520	83,150	99,780
$300,000	40,260	60,390	80,520	100,650	120,780
$400,000	54,260	81,390	108,520	135,650	162,780
$450,000	61,260	91,890	122,520	153,150	183,780
$500,000	68,260	102,390	136,520	170,650	204,780
$1,000,000	138,260	207,390	276,520	345,650	414,780

Non-Union Pension Plan

Our named executive officers participate in the Rexnord Non-Union Pension Plan. Benefit payments under this plan are generally based on final average annual compensation—including overtime pay, incentive compensation and certain other forms of compensation reportable as wages taxable for federal income tax purposes, but excluding severance payments, amounts attributable to our equity plans, and any taxable fringe benefits—for the five consecutive years within the final ten years of employment prior to the normal retirement age of 65 that produce the highest average. The plan’s benefits formula also integrates benefit formulas from prior plans of our former parent in which certain participants may have been entitled to participate. Benefits are generally payable as a life annuity for unmarried participants and on a 50% joint and survivor basis for married participants. The full retirement benefit is payable to participants who retire on or after age 65 with five years of service, and a reduced early retirement benefit is available to participants who retire on or after age 55 with 10 years of service. No offsets are made for the value of any social security benefits earned.

Supplemental Pension Plan

In connection with the Acquisition, we adopted a supplemental retirement plan, the Rexnord Supplemental Pension Plan, for the benefit of a select group of management. This plan is an unfunded, non-qualified deferred compensation plan designed to supplement the benefits payable under the Rexnord Non-Union Pension Plan described above. The benefits payable under the plan are generally based on the benefits participants would have received under the Rexnord Non-Union Pension Plan but for certain Internal Revenue Code limitations or, in the case of certain other participants, under the Siebe Temperatures and Appliance Controls Retirement Benefits Restoration Plan, which we refer to as the Benefits Restoration Plan. Benefits provided under the Rexnord Supplemental Pension Plan will vest on the date the participant is eligible for normal or early retirement under the Rexnord Non-Union Pension Plan or in the case of certain participants the benefits shall vest immediately. Payments from the Rexnord Supplemental Pension Plan will be paid in the same form as elected under the Rexnord Non-Union Pension Plan or under the Benefits Restoration Plan.

Credited Years of Service under Rexnord Non-Union Pension Plan for Named Executive Officers:

Robert A. Hitt	8
Thomas J. Jansen	7
Michael N. Andrzejewski	7
Thomas J. Smith	9
James T. Richard	1

Director Compensation

Our directors are employed either by Carlyle or us and are not separately compensated for their service as directors. Our outside director, George Sherman, will not receive an additional fee for his services as director other than the compensation described below – “Consulting Agreement.”

Stock Option Plan

In connection with the Acquisition, certain members of our management, including certain named executive officers and Mr. George Sherman, have received non-qualified stock options to purchase common stock of RBS Global, Inc. pursuant to the terms of the Stock Option Plan of RBS Global, Inc. The option plan permits the grant of non-qualified stock options and incentive stock options to purchase shares of RBS Global, Inc. common stock. As of March 31, 2003, 312,609 shares of common stock were authorized and 276,467 shares were issued under the option plan. The compensation committee of the board of directors of RBS Global, Inc. administers the option plan. Employees, consultants and directors are eligible to receive a grant of options under the option plan.

The per share exercise price of each such option is $100.00. All of Mr. Sherman’s options are time vesting and will become vested on or prior to March 1, 2008. Each other option will generally become vested and exercisable as follows:

•                  Approximately 33% of the options are time vesting options that will become vested on or prior to March 31, 2008.

•                  Approximately 67% of the options are performance vesting options that will become vested on the day immediately preceding the tenth anniversary of the date of grant, provided the option holder remains continuously employed with the company. However, all or a portion of such performance vesting options may become vested and exercisable over a five-year period following March 31, 2004 if certain performance targets relating to earnings and debt repayment are met.

In addition, a portion of these options may accelerate upon the occurrence of certain stated liquidity events. Shares of common stock purchased or acquired under the stock plan will generally be subject to restrictions on transfer, repurchase rights, and other limitations as set forth in the stockholder agreement. See “Security Ownership of Certain Beneficial Owners and Management—Stockholder Agreement.”

Executive Bonus Plan

In connection with the Acquisition, we have adopted our Executive Bonus Plan to provide our management with an incentive to achieve key business objectives. The plan allows our key officers and directors to achieve performance-based compensation in addition to their annual base salary. Each participating officer or director is eligible to receive a performance bonus for each bonus period based on a stated percentage of the officer’s or director’s base pay if our financial performance is equal to or greater than 90% of certain stated financial targets, as described in the plan. Eighty percent of the performance-based compensation will be paid in accordance with the percentage of EBITDA targets, as defined under the plan, achieved and 20% of the performance-based compensation will be paid in accordance with the achievement of personal performance targets. Solely at our discretion, additional performance-based compensation may be paid to executives.

Generally, target awards under the plan will vary from 35% to 60% of the officer’s base salary depending upon level of seniority and overall performance of the individual. With limited exception, an employee who leaves the company prior to the end of a bonus period will not be eligible for a bonus payment.

Employment Agreements

In connection with the Acquisition, we have entered into employment agreements with each of Messrs. Hitt, Jansen and Andrzejewski. Each agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. The following table sets forth the stated annual base salary, which may be increased by our board of directors, for certain of the named executive officers:

Name	Title	Base Salary

Robert A. Hitt	Chief Executive Officer	$500,000
Thomas J. Jansen	Chief Financial Officer	$300,000
Michael N. Andrzejewski	Vice President of Business Development and Secretary	$200,000

Under the terms of each agreement, the executive is eligible, at the start of the 2004 fiscal year, to receive a discretionary bonus under the terms of our Executive Bonus Plan. The executives also are entitled to participate in the stock option plan of RBS Global, Inc. and have been granted options to purchase shares of RBS Global, Inc. stock through the grant of stock options pursuant to the terms of the stock option plan and the respective executive’s stock option agreement. Pursuant to these plans, each of Messrs. Hitt, Jansen and Andrzejewski is entitled to purchase 78,152 shares, 39,076 shares and 14,654 shares, respectively, of the company’s common stock. Each executive is also entitled to participate in our employee benefit plans, programs and arrangements currently in effect, and is entitled to reimbursement for all reasonable travel and other expenses incurred during performance of the executive’s duties in accordance with our expense reimbursement policy.

Each of these employment agreements provides that upon termination of employment the executive will be entitled to receive the sum of the executive’s unpaid annual base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation, and any amount arising from the executive’s participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of employment either by us without cause or by the executive for good reason, each executive will be entitled to an amount equal to the executive’s stated annual base salary for a specified amount of time ranging from one year to 18 months and, during the severance period, continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination.

Each executive is prohibited from competing with us during the term of his employment and for two years following termination of his employment, whichever is longer.

Consulting Agreement

In connection with the Acquisition, we have entered into a consulting agreement with Mr. George Sherman. The agreement will continue until Mr. Sherman’s death or until either party delivers 15 days prior written notice.

Under the terms of the agreement, Mr. Sherman will receive a stated annual consulting fee of $250,000. In addition, Mr. Sherman is entitled to participate in the stock option plan of RBS Global, Inc. and has been granted options to purchase approximately 2% of the shares of stock of RBS Global, Inc. through the grant of stock options pursuant to the terms of the stock option plan and his stock option agreement. Mr. Sherman also is entitled to reimbursement for all reasonable travel and other expenses incurred in connection with our business.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All of the issued and outstanding common stock of Rexnord Corporation is owned by our parent, RBS Global, Inc. Certain affiliates of Carlyle own approximately 96% of RBS Global’s common stock while the remainder is owned by Mr. George Sherman, Mr. Robert Hitt and other members of our senior management.

The following table sets forth information with respect to the beneficial ownership of the capital stock of Rexnord Corporation as of the date of this filing:

•                  each person known to own beneficially more than 5% of the capital stock;

•                  each of our directors;

•                  each of the executive officers named in the summary compensation table; and

•                  all of our directors and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of capital stock.

	Beneficial Ownership of Rexnord Corporation
Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Capital Stock

TCG Holdings, L.L.C.(1)	3,441,001	95.7%
George M. Sherman(2)	145,000	4.0%
Robert A. Hitt	5,000	*
Thomas J. Jansen	1,000	*
Michael N. Andrzejewski	1,000	*
James T. Richard	—	—
Thomas J. Smith	—	—
Praveen R. Jeyarajah(3)	—	—
Jerome H. Powell(3)	—	—
Bruce E. Rosenblum(3)	—	—
All executive officers and directors as a group (9 persons)	152,000	4.23%

*                 Denotes less than 1.0% beneficial ownership

(1)                                  Carlyle Partners III, L.P., a Delaware limited partnership, Carlyle High Yield Partners, L.P., a Delaware limited partnership and CPIII Coinvestment, L.P., a Delaware limited partnership (together, the “Investment

Partnerships”) own 95.7% of the outstanding common stock of RBS Global, Inc. TC Group, L.L.C. exercises investment discretion and control over the shares held by the Investment Partnerships indirectly through its subsidiaries TC Group III, L.P. and TCG High Yield L.L.C., one of which is the sole general partner of certain of each of the Investment Partnerships. TCG Holdings, L.L.C., a Delaware limited liability company, and whose address is c/o The Carlyle Group, 1001 Pennsylvania Ave. N.W., Suite 220S, Washington, D.C. 20004, is the sole managing member of TC Group, L.L.C. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, as the exclusive managing members of TCG Holdings, L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership.

(2)                                  The record owner of the 145,000 shares beneficially owned by Mr. George Sherman is Cypress Industrial Holdings, L.L.C., whose address is 111 South Calvert Street, Suite 2700, Baltimore, MD 21202.

(3)                                  Messrs. Jeyarajah, Powell and Rosenblum as Managing Directors of TCG Holdings, L.L.C., do not directly or indirectly have or share voting or investment power or have or share the ability to influence voting or investment power over the shares shown as beneficially owned by TCG Holdings, L.L.C.

Equity Compensation Plan Information

                The following table sets forth, as of March 31, 2003, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	276,467	$100.00	36,142
Equity compensation plans not approved by security holders	—	—	—

Total	276,467	$100.00	36,142

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Hansen Transactions

Prior to consummation of the Acquisition, we maintained an alliance with Hansen Transmissions International, BV, a former division of Rexnord Corporation that is now a part of Invensys Development Group. Pursuant to this alliance, we were granted the right to offer the Hansen® P-4 geared product line to our customers in North America and Hansen was granted the right to manufacture and sell certain sizes of our S-3 product line. In connection with the Acquisition, Hansen ceased to be an affiliate, and we entered into an agreement providing for the cessation or modification of certain aspects of our former relationship. The arrangement was the result of arm’s-length negotiations in connection with the Acquisition, and we believe it was on terms at least as favorable to us as those we could have obtained from an unaffiliated third party. Pursuant to this agreement, we agreed, among other things, to conduct maintenance work on certain Hansen large gear products, to lease office and storage facilities to Hansen for a period of one year and to grant Hansen the right to utilize part of our Stuarts Draft, Virginia facility for a specified period of time in order to continue assembly of P-4 components. Hansen agreed to transfer to us ownership rights to all intellectual property, trademarks, and trade names relating to the S-3 family of geared products but is allowed to continue the manufacture and sale of certain sizes of the S-3 product line, while we will continue to sell certain sizes of the S-3 product line to Hansen. We have been granted use of the Hansen® trademark for a period of three years to allow a transition to a different trade name, and we have agreed to provide transition support at the leased facilities for a short period of time to further ensure a smooth transition period.

Carlyle Management Agreement

In connection with the Acquisition, our parent, RBS Global, Inc., entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to us and our subsidiaries. The agreement provides for the payment to Carlyle of an annual fee of $2.0 million for advisory and other consulting services, and out-of pocket expenses. Pursuant to the agreement, Carlyle received a one-time transaction fee of $10.0 million for advisory services it provided in connection with the Acquisition, and Carlyle is entitled to receive additional reasonable compensation for other advisory services it provides in the future. The agreement also provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than ten percent of the equity interests of RBS Global, or when RBS Global and Carlyle mutually agree to terminate the agreement.

Employment Agreements and Consulting Agreement

In connection with the Acquisition, we entered into employment agreements with certain of our named executive officers and a consulting agreement with Mr. George Sherman, as described in Item 11.

Stockholders Agreements

In connection with the Acquisition, we and some of our stockholders entered into stockholder agreements that:

•                  impose restrictions on their transfer of our shares;

•                  require those stockholders to take certain actions upon the approval by stockholders party to the agreement holding a majority of the shares held by those stockholders in connection with a sale of the company; and

•                  grant our principal stockholder the right to require other stockholders to participate pro rata in connection with a sale of shares by our principal stockholder.

ITEM 14.           CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, the

Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)                 Financial Statements

The Company’s consolidated financial statements included in Item 8 hereof are for the Period from Inception (November 25, 2002) through March 31, 2003 and for the Predecessor, for the Period from April 1, 2002 through November 24, 2002, and for the Years Ended March 31, 2002 and 2001, and consist of the following:

(a) (2)                 Financial Statement Schedules.

Financial Statement Schedule of the Company appended hereto, as required for the period from Inception (November 25, 2002) through March 31, 2003 and for the Predecessor, for the Period from April 1, 2002 through November 24, 2002, and for the Years Ended March 31, 2002 and 2001, consist of the following:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.

(a) (3)                 Exhibits

Exhibit No.	Description of Exhibit

2.1*

Stock Purchase Agreement dated as of September 27, 2002, by and among RBS Acquisition Corporation, Invensys plc, BTR Inc., BTR (European Holdings) BV, BTR Industries GmbH, Dunlop Vermögensverwaltungsgesellschaft GmbH, Brook Hansen Inc., Invensys France SAS, Invensys Holdings Ltd., Hansen Transmissions International Ltd., Hawker Siddeley Management Ltd. and BTR Finance BV. The Registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.1 to the Commission upon request.

3.1*	Certificate of Incorporation of Rexnord Corporation, filed September 26, 2002.
3.2*	Amended and Restated Certificate of Incorporation of Rexnord Industries, Inc., filed October 28, 1992.
3.3*	Certificate of Incorporation of PT Components Inc., filed August 25, 1981.
3.4*	Certificate of Incorporation of RBS Acquisition Corporation, filed September 26, 2002.
3.5*	Certificate of Incorporation of Rexnord Germany-1 Inc., filed February 24, 1987.
3.6*	Certificate of Incorporation of Rexnord International Inc., filed November 12, 1964.
3.7*	Certificate of Incorporation of Winfred Berg Licensco Inc., filed December 5, 1988.

3.8*	Certificate of Incorporation of W.M. Berg Inc., filed August 11, 1980.
3.9*	Certificate of Incorporation of RAC-I, Inc., filed November 12, 2002.
3.10*	Certificate of Incorporation of RBS North America, Inc., filed November 4, 2002.
3.11*	Restatement of Articles of Incorporation of Prager Incorporated, filed July 6, 1989.
3.12*	Amended and Restated Articles of Incorporation of Addax Inc., filed August 18, 1987.
3.13*	Certificate of Consolidation of Belson Corporation and the Highfield Mfg. Company into Clarkson Industries, Inc., filed December 1, 1967.
3.14*	Articles of Incorporation of Rexnord Ltd., filed September 3, 1970.
3.15*	Articles of Incorporation of Rexnord Puerto Rico Inc., filed June 14, 1978.
3.16*	Articles of Incorporation of Betzdorf Chain Company Inc., filed February 21, 1980.
3.17*	Restated Certificate of Incorporation of RBS Global, Inc., filed November 19, 2002.
3.18*	Certificate of Formation of RBS China Holdings, L.L.C., dated October 21, 2002.
3.19*	By-laws of Rexnord Corporation.
3.20*	Amended and Restated By-laws of Rexnord Industries, Inc.
3.21*	By-Laws of PT Components Inc.
3.22*	By-Laws of RBS Acquisition Corporation.
3.23*	By-Laws of Rexnord Germany-1 Inc.
3.24*	By-Laws of Rexnord International Inc.
3.25*	By-Laws of Winfred Berg Licensco Inc.
3.26*	By-Laws of W.M. Berg Inc.
3.27*	By-Laws of RAC-I, Inc.
3.28*	By-Laws of RBS North America, Inc.
3.29*	By-Laws of Prager Incorporated.
3.30*	By-Laws of Addax Inc.
3.31*	Amended and Restated By-Laws of Clarkson Industries, Inc.
3.32*	By-Laws of Rexnord Ltd.
3.33*	By-Laws of Rexnord Puerto Rico Inc.
3.34*	By-Laws of Betzdorf Chain Company Inc.
3.35*	By-Laws of RBS Global, Inc.
3.36*	Limited Liability Company Agreement of RBS China Holdings, L.L.C.
4.1*

Senior Subordinated Note Indenture with respect to the 10 1/8% Senior Subordinated Notes due 2012, between Rexnord Corporation, Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated November 25, 2002.

4.2*	Form of 10 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.1).
4.3*

Registration Rights Agreement among Rexnord Corporation, RBS Global, Inc, each of the Subsidiary Guarantors listed on Schedule I thereto, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Wachovia Securities Inc. dated November 25, 2002.

4.4*	Purchase Agreement between RBS Holdings, Inc. and the initial purchasers named in Schedule A thereto, dated as of November 19, 2002.
10.1*

Credit Agreement, dated as of November 25, 2002, by and among RBS Global, Inc., Rexnord Corporation, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation and Wachovia Bank, National Association as co-documentation agents, and Deutsche Bank Securities Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch, as joint lead arrangers and joint book runners.

10.2*	Security Agreement, dated as of November 25, 2002, among RBS Global, Inc., Rexnord Corporation, certain subsidiaries of RBS Global, Inc., and Deutsche Bank Trust Company Americas, as collateral agent.
10.3*	Pledge Agreement, dated as of November 25, 2002, among RBS Global, Inc., Rexnord Corporation, certain subsidiaries of RBS Global, Inc., and Deutsche Bank Trust Company Americas, as collateral agent.
10.4*

Subordination Agreement, dated as of November 25, 2002, by and among RBS Global, Inc., Rexnord Corporation, each of its Subsidiaries party thereto, and Deutsche Bank Trust Company Americas, as collateral agent.

10.5*	Subsidiaries Guaranty dated November 25, 2002, by and among the Guarantors party thereto and

Deutsche Bank Trust Company Americas, as collateral agent.
10.6*	Management Agreement among RBS Global, Inc. and TC Group LLC dated November 25, 2002.
10.7*	Management Consulting Agreement among Rexnord Corporation and George M. Sherman, Cypress Group, L.L.C. and Cypress Industrial Holdings, L.L.C. dated November 25, 2002.
10.8*	Non-Competition Agreement dated November 25, 2002, by and among Invensys, plc and RBS Acquisition Corporation.
10.9*	Employment Agreement between Rexnord Corporation and Robert A. Hitt dated November 25, 2002.
10.10*	Employment Agreement between Rexnord Corporation and Thomas J. Jansen dated November 25, 2002.
10.11*	Employment Agreement between Rexnord Corporation and Michael N. Andrzejewski dated November 25, 2002.
10.12*	Stock Option Plan of RBS Global, Inc.
10.13*	Form of Rexnord Non-Union Pension Plan.
10.14*	Form of Rexnord Supplemental Pension Plan.
10.15*	Form of Rexnord Corporation Executive Bonus Plan.
10.16*	Stockholders Agreement by and among RBS Global, Inc., Carlyle Partners III, L.P., CPIII Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Robert A. Hitt, dated as of November 25, 2002.
10.17*	Stockholders Agreement by and among RBS Global, Inc., Carlyle Partners III, L.P., CPIII Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Thomas Jansen, dated as of November 25, 2002.
10.18*	Stockholders Agreement by and among RBS Global, Inc., Carlyle Partners III, L.P., CPIII Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Michael Andrzejewski, dated as of November 25, 2002.
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries.

*      Incorporated by reference to the Exhibits filed with Rexnord Corporation’s Registration Statement on Form S-4 filed May 15, 2003.

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended March 31, 2003.

Rexnord Corporation

Schedule II—Valuation and Qualifying Accounts

Fiscal Years Ended March 31, 2001 and 2002 and for the Periods April 1, 2002 through November 24, 2002 and November 25, 2002 through March 31, 2003

(000's Omitted)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Year
Year Ended March 31, 2001: Predecessor
Valuation allowance for receivables	$2.5	$0.5	$—	$(1.6)	$1.4
Valuation allowance for excess and obsolete inventories	11.8	1.8	—	(2.6)	11.0

Year Ended March 31, 2002: Predecessor
Valuation allowance for receivables	1.4	1.7	—	(1.5)	1.6
Valuation allowance for excess and obsolete inventories	11.0	2.7	—	(2.6)	11.1

Period April 1, 2002 through November 24, 2002: Predecessor
Valuation allowance for receivables	1.6	0.5	—	(0.4)	1.7
Valuation allowance for excess and obsolete inventories	11.1	1.6	—	(1.5)	11.2

Period November 25, 2002 through March 31, 2003:
Valuation allowance for receivables	1.7	0.6	2.0	(0.8)	3.5
Valuation allowance for excess and obsolete inventories	11.2	0.4	3.1	(1.1)	13.6

(1)           Recorded in conjunction with the Acquisition.

(2)                                  Uncollectible amounts/dispositions charged against the reserve

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD CORPORATION

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date:	June 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer and	June 25, 2003
Robert A. Hitt	Director (Principal Executive Officer)

/s/ THOMAS J. JANSEN	Chief Financial Officer	June 25, 2003
Thomas J. Jansen	(Principal Financial Officer)

/s/ GEORGE M. SHERMAN	Chairman	June 25, 2003
George M. Sherman

/s/ PRAVEEN R. JEYARAJAH	Director	June 25, 2003
Praveen R. Jeyarajah

/s/ JEROME H. POWELL	Director	June 25, 2003
Jerome H. Powell

/s/ BRUCE E. ROSENBLUM	Director	June 25, 2003
Bruce E. Rosenblum

CERTIFICATIONS

I, Robert A. Hitt, certify that:

1. I have reviewed this annual report on Form 10-K of Rexnord Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or  omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the  registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the  registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a  significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were  significant changes in internal controls or in other factors that could significantly affect internal controls  subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 25, 2003

		By:	/s/ ROBERT A. HITT
		Name:	Robert A. Hitt
		Title:	President and Chief Executive Officer

I, Thomas J. Jansen, certify that:

1. I have reviewed this annual report on Form 10-K of Rexnord Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or  omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the  registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the  registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a  significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were  significant changes in internal controls or in other factors that could significantly affect internal controls  subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 25, 2003

		By:	/s/ THOMAS J. JANSEN
		Name:	Thomas J. Jansen
		Title:	Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC.

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date:	June 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President and Chief Executive Officer	June 25, 2003
Robert A. Hitt	(Principal Executive Officer)

/s/ THOMAS J. JANSEN	Chief Financial Officer	June 25, 2003
Thomas J. Jansen	(Principal Financial Officer)

/s/ GEORGE M. SHERMAN	Chairman	June 25, 2003
George M. Sherman

/s/ PRAVEEN R. JEYARAJAH	Director	June 25, 2003
Praveen R. Jeyarajah

/s/ JEROME H. POWELL	Director	June 25, 2003
Jerome H. Powell

/s/ BRUCE E. ROSENBLUM	Director	June 25, 2003
Bruce E. Rosenblum

CERTIFICATIONS

I, Robert A. Hitt, certify that:

1. I have reviewed this annual report on Form 10-K of RBS Global, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or  omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the  registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the  registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a  significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were  significant changes in internal controls or in other factors that could significantly affect internal controls  subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 25, 2003

		By:	/s/ ROBERT A. HITT
		Name:	Robert A. Hitt
		Title:	President and Chief Executive Officer

I, Thomas J. Jansen, certify that:

1. I have reviewed this annual report on Form 10-K of RBS Global, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or  omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the  registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the  registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a  significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were  significant changes in internal controls or in other factors that could significantly affect internal controls  subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 25, 2003

		By:	/s/ THOMAS J. JANSEN
		Name:	Thomas J. Jansen
		Title:	Chief Financial Officer