Form 10-Q
period 2003-06-29
REXNORD CORP; RBS GLOBAL INC
filed 2003-08-13
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-102428

RBS Global, Inc.	Rexnord Corporation
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 643-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Private Securities Litigation Reform Act Safe Harbor Statement

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are presented for illustrative purposes only and reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking” statements for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “ may,” “opportunity,’ “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2003.

PART I – FINANCIAL INFORMATION

ITEM 1.                                                   FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	June 29, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$25.6	$37.2
Receivables, net	103.6	119.0
Inventories	135.9	134.6
Deferred income taxes	4.7	4.7
Receivable from former parent company	2.7	—
Other current assets	13.6	13.5
Total current assets	286.1	309.0

Property, plant and equipment, net	276.3	277.9
Intangible assets, net	135.5	139.0
Goodwill	563.5	563.5
Other assets	25.0	24.8
	$1,286.4	$1,314.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$9.6	$2.4
Trade payables	48.1	57.7
Income taxes payable	7.0	9.2
Compensation and benefits	27.6	30.4
Other current liabilities	42.6	61.7
Total current liabilities	134.9	161.4

Long-term debt	571.0	578.1
Pension obligations	92.7	88.6
Postretirement benefit obligations	48.6	50.2
Deferred income taxes	59.5	59.3
Other liabilities	1.5	1.6
Total liabilities	908.2	939.2

Commitments and contingent liabilities

Stockholders’ equity	378.2	375.0
	$1,286.4	$1,314.2

See notes to condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in millions)

	First Quarter Ended
	June 29, 2003	June 30, 2002
		Predecessor (Note 1)
Net sales:
To third parties	$161.8	$171.9
To affiliates	—	1.4
	161.8	173.3
Cost of sales	113.7	117.3
Gross profit	48.1	56.0

Selling, general and administrative expenses	36.1	38.8
Restructuring and other similar costs	0.7	5.1
Income from litigation settlement	—	(2.3)
Amortization of intangible assets	3.5	0.4
Income from operations	7.8	14.0

Non-operating income (expense):
Interest expense:
To third parties	(11.4)	(1.3)
To affiliates	—	(3.8)
Other, net	(0.5)	0.1
Income (loss) before income taxes	(4.1)	9.0
Provision (benefit) for income taxes	(1.6)	3.5
Net income (loss)	$(2.5)	$5.5

See notes to condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	First Quarter Ended
(in millions)	June 29, 2003	June 30, 2002
		Predecessor (Note 1)
Operating activities
Net income (loss)	$(2.5)	$5.5
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	7.9	9.7
Amortization	4.3	0.4
Other noncash items	—	(0.4)
Changes in operating assets and liabilities:
Receivables	18.6	1.4
Inventories	—	(3.6)
Accounts payable	(10.9)	(14.0)
Purchase price paid to former parent company	(10.4)	—
Trading balances with affiliates	—	(11.7)
Payables and other liabilities	(16.6)	(4.2)
Cash used for operating activities	(9.6)	(16.9)

Investing activities
Expenditures for property, plant and equipment	(3.0)	(3.5)
Cash used for investing activities	(3.0)	(3.5)

Financing activities
Net repayments of long-term debt	—	(0.1)
Proceeds from issuance of long-term debt	—	—
Net increase in funding balances with affiliates	—	21.1
Cash provided by financing activities	—	21.0

Effect of exchange rate changes on cash	1.0	(1.1)
Decrease in cash	(11.6)	(0.5)
Cash at beginning of period	37.2	21.6
Cash at end of period	$25.6	$21.1

See notes to condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 29, 2003

(unaudited)

1.                                      Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of RBS Global, Inc. and subsidiaries (the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2004. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

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

The Acquisition

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

The accompanying condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Acquisition and also include the accounts of the Predecessor prior to the Acquisition. All significant intercompany accounts and transactions, including profit and loss as a result of those transactions, have been eliminated in consolidation. The financial statements of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the wholly owned subsidiaries and divisions of Invensys that were acquired by RBS Acquisition Corporation.

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

In conjunction with the Acquisition, the Company recorded liabilities in connection with the business combination primarily for plant exit costs and employee severance costs.  During the first quarter ended June 29, 2003, cash payments of $3.1 million related to severance and plant exit costs and non-cash charges of $2.0 million related to the write-off of inventory and manufacturing equipment were charged against these reserves.  The reserve balance at June 29, 2003 was $15.4 million of which approximately $8.0 million is reserved for non-cash items.

2.                                      Income Taxes

The provision for income taxes for the fiscal quarters ended June 29, 2003 and June 30, 2002 are based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.

3.                                      Restructuring and Other Similar Costs

Following the merger in February 1999 between BTR plc and Siebe plc to create Invensys, the Predecessor committed to a restructuring program consistent with the objectives of the Invensys merger and integration program, namely, improving returns in core businesses by consolidating excess manufacturing capacity, rationalizing certain product lines, outsourcing of non-core production activity and streamlining of sales and administrative overhead. Under this restructuring program, the Predecessor reduced its workforce by approximately 860 employees and closed six of its manufacturing plants.

Restructuring and other similar costs are summarized as follows (in millions):

	First Quarter Ended
	June 29, 2003	June 30, 2002
		Predecessor
Plant closure, consolidation and related costs
Consolidation and related costs	$—	$0.6
	—	0.6
Severance and other termination related costs
Related to plant closures and consolidations	—	2.2
Related to headcount reduction initiatives	0.7	0.8
	0.7	3.0
Other restructuring and similar costs
Changes to manufacturing processes	—	1.4
Other	—	0.1
	—	1.5
Restructuring and other similar costs charged to operations	$0.7	$5.1

Plant Closure, Consolidation and Related Costs

The Predecessor closed certain facilities and either consolidated those operations into other facilities or made the decision to outsource the manufacture of the affected products. Plant closure, consolidation and related costs for the first quarter ended June 30, 2002 consist primarily of various other incremental closure costs.

Severance and Other Termination Related Costs

In addition to headcount reductions as a result of plant closures, consolidations and changes in manufacturing processes, the Predecessor reduced headcount at certain locations in order to streamline manufacturing operations, to eliminate duplicative administrative, selling and marketing operations and to respond to declining demand and increasing costs. A total of 36 employees were terminated as a result of restructuring projects in the first quarter ended June 30, 2002.

Other Restructuring and Similar Costs

The Predecessor changed the manufacturing process and discontinued the manufacture of certain products. Costs related to these restructuring initiatives for the first quarter ended June 30, 2002 include incremental scrap and production inefficiencies ($1.3 million); and other increment costs directly associated with the restructuring projects ($0.2 million).

The charge for restructuring and other similar costs is comprised of the following (in millions):

	First Quarter Ended
	June 29, 2003	June 30, 2002
		Predecessor
Employee severance costs and exit costs accrued	$—	$3.0
Amounts expensed as incurred	0.7	2.1
Restructuring and other similar costs per the condensed consolidated statements of operations	$0.7	$5.1

Amounts expensed as incurred for the first quarter ended June 29, 2003 was $0.7 million primarily for consulting assistance in connection with the implementation of the severance program.  Amounts expensed as incurred for the first quarter ended June 30, 2002 was $2.1 million comprised of incremental scrap and production inefficiencies during the period of plant closure, consolidation or process change activity ($1.5 million) and other incremental costs directly associated with restructuring projects ($0.6 million) consisting of equipment removal, rigging costs, temporary employment, consulting fees and retiree medical costs.

An analysis of the restructuring accrual is summarized as follows (in millions):

	First Quarter Ended
	June 29, 2003	June 30, 2002
		Predecessor
Balance at beginning of period	$0.6	$3.9
Employee severance costs and exit costs charged to operations	—	3.0
Cash payments	(0.1)	(3.3)
Other changes	(0.5)	—
Balance at end of period	$—	$3.6

4.                                      Comprehensive Income

Comprehensive income consists of the following (in millions):

	First Quarter Ended
	June 29, 2003	June 30, 2002
		Predecessor
Net income (loss)	$(2.5)	$5.5
Other comprehensive income –
Foreign currency translation adjustments	5.7	7.5
Comprehensive income	$3.2	$13.0

5.                                      Inventories

The major classes of inventories are summarized as follows (in millions):

	June 29, 2003	March 31, 2003
Finished goods	$83.1	$81.1
Work in process	21.8	24.6
Raw materials	30.7	28.6
Inventories at FIFO cost	135.6	134.3
Adjustment to state inventories at LIFO cost	0.3	0.3
	$135.9	$134.6

6.                                      Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 29, 2003	March 31, 2003
Taxes, other than income taxes	$3.9	$4.6
Interest payable	5.9	8.2
Sales rebates	3.2	6.8
Severance obligations	5.2	8.6
Liabilities recorded in connection with business combination	12.9	16.7
Payable to former parent company	—	3.6
Other	11.5	13.2
	$42.6	$61.7

7.                                      Long-Term Debt

Long-term debt is summarized as follows (in millions):

	June 29, 2003	March 31, 2003
Term loans	$350.0	$350.0
10.125% senior subordinated notes due 2012	225.0	225.0
Other debt	5.6	5.5
Total	580.6	580.5
Less current portion	9.6	2.4
Long-term debt	$571.0	$578.1

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation has outstanding borrowings of $350 million at June 29, 2003. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. At the option of

Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.75% plus the Base Rate, or (ii) 4.00% plus the Eurodollar Rate. At June 29, 2003, $340 million of term loans bear interest at 5.32% and $10 million bear interest at 5.35%.

The Credit Agreement also provides Rexnord Corporation with a $75 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at June 29, 2003; however, $5.0 million of the facility was utilized in connection with outstanding letters of credit.

8.                                      Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity (in millions):

	First Quarter Ended
	June 29, 2003	June 30, 2002
		Predecessor
Balance at beginning of period	$1.3	$0.6
Expense	0.2	0.2
Claims settled	(0.2)	(0.5)
Balance at end of period	$1.3	$0.3

9.                                      Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant; therefore, no compensation expense has been recognized. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans under a fair value-based method.  Had compensation cost been determined based upon the fair value at the grant date under the provisions of SFAS No. 123, the Company’s and the Predecessor’s pro forma net income (loss) would have been as follows (in millions):

	First Quarter Ended
	June 29, 2003	June 30, 2002
		Predecessor
Reported net income (loss)	$(2.5)	$5.5
Stock based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.1)
Pro forma net income (loss)	$(2.7)	$5.4

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

10.                               New Accounting Standard

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires that companies that control another entity through variable interests other than voting interests consolidate the controlled entity.  FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company acquires an interest after that date.  FIN 46 is effective for the quarter ending September 28, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003.  The Company is currently evaluating the provisions of FIN 46, but does not currently expect adoption of FIN 46 will have a material effect on its financial condition or results of operations.

11.                               Guarantor Subsidiaries

The following schedules present condensed consolidating/combining financial information at June 29, 2003 and March 31, 2003 and for the first quarterly periods ended June 29, 2003 and June 30, 2002 for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord Corporation, the Issuer, which is wholly-owned by the Parent; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent, and the Predecessor (Guarantor Subsidiaries); and (d) on a combined basis, the foreign subsidiaries of the Company and the Predecessor (non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company.

Condensed Consolidating Balance Sheet (Unaudited)

June 29, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$15.0	$10.6	$—	$25.6
Receivables, net	—	—	49.5	54.1	—	103.6
Inventories	—	—	82.9	53.0	—	135.9
Deferred income taxes	—	—	5.5	(0.8)	—	4.7
Receivable from former parent company	—	—	2.7	—	—	2.7
Other current assets	—	—	6.5	7.1	—	13.6
Total current assets	—	—	162.1	124.0		286.1

Receivable from (payable to) affiliates	—	104.5	38.4	(142.9)	—	—
Property, plant and equipment, net	—	—	209.0	67.3	—	276.3
Intangible assets, net	—	—	127.4	8.1	—	135.5
Goodwill	—	2.6	393.2	167.7	—	563.5
Investment in:
Guarantor subsidiaries	379.0	849.1	—	—	(1,228.1)	—
Non-guarantor subsidiaries	—	—	98.2	—	(98.2)	—
Other assets	—	23.8	—	1.2	—	25.0
Total assets	$379.0	$980.0	$1,028.3	$225.4	$(1,326.3)	$1,286.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$8.0	$0.2	$1.4	$—	$9.6
Trade payables	—	—	26.0	22.1	—	48.1
Income taxes payable	(0.4)	(8.2)	11.1	4.5	—	7.0
Compensation and benefits	—	—	17.2	10.4	—	27.6
Other current liabilities	0.5	5.8	27.4	8.9	—	42.6
Total current liabilities	0.1	5.6	81.9	47.3	—	134.9

Long-term debt	—	567.0	1.1	2.9	—	571.0
Notes payable to (receivable from) affiliates, net	0.7	37.3	(61.5)	23.5	—	—
Pension obligations	—	—	58.0	34.7	—	92.7
Postretirement benefit obligations	—	—	47.1	1.5	—	48.6
Deferred income taxes	—	—	52.3	7.2	—	59.5
Other liabilities	—	—	0.3	1.2	—	1.5
Total liabilities	0.8	609.9	179.2	118.3	—	908.2
Commitments and contingent liabilities
Stockholders’ equity	378.2	370.1	849.1	107.1	(1,326.3)	378.2
Total liabilities and stockholders’ equity	$379.0	$980.0	$1,028.3	$225.4	$(1,326.3)	$1,286.4

Condensed Consolidating Balance Sheet

March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$20.4	$16.8	$—	$37.2
Receivables, net	—	—	63.7	55.3	—	119.0
Inventories	—	—	83.4	51.2	—	134.6
Deferred income taxes	—	—	5.5	(0.8)	—	4.7
Other current assets	—	—	6.2	7.3	—	13.5
Total current assets	—	—	179.2	129.8	—	309.0

Receivable from (payable to) affiliates	—	104.5	38.4	(142.9)	—	—
Property, plant and equipment, net	—	—	212.8	65.1	—	277.9
Intangible assets, net	—	—	130.9	8.1	—	139.0
Goodwill	—	2.6	390.1	170.8	—	563.5
Investment in:
Guarantor subsidiaries	375.5	845.7	—	—	(1,221.2)	—
Non-guarantor subsidiaries	—	—	101.3	—	(101.3)	—
Other assets	—	24.5	—	0.3	—	24.8
Total assets	$375.5	$977.3	$1,052.7	$231.2	$(1,322.5)	$1,314.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$0.8	$0.1	$1.5	$—	$2.4
Trade payables	—	—	32.9	24.8	—	57.7
Income taxes payable	(0.2)	(4.6)	9.1	4.9	—	9.2
Compensation and benefits	—	—	21.5	8.9	—	30.4
Other current liabilities	—	8.1	40.3	13.3	—	61.7
Total current liabilities	(0.2)	4.3	103.9	53.4	—	161.4

Long-term debt	—	574.2	1.1	2.8	—	578.1
Notes payable to (receivable from) affiliates, net	0.7	26.4	(53.7)	26.6	—	—
Pension obligations	—	—	55.6	33.0	—	88.6
Postretirement benefit obligations	—	—	48.8	1.4	—	50.2
Deferred income taxes	—	—	52.1	7.2	—	59.3
Other liabilities	—	—	0.3	1.3	—	1.6
Total liabilities	0.5	604.9	208.1	125.7	—	939.2
Commitments and contingent liabilities
Stockholders’ equity	375.0	372.4	844.6	105.5	(1,322.5)	375.0
Total liabilities and stockholders’ equity	$375.5	$977.3	$1,052.7	$231.2	$(1,322.5)	$1,314.2

Condensed Consolidating Statement of Operations (Unaudited)

First Quarter Ended

June 29, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$113.8	$59.1	$(11.1)	$161.8
Cost of sales	—	—	80.3	44.5	(11.1)	113.7
Gross profit	—	—	33.5	14.6	—	48.1

Selling, general and administrative expenses	—	—	23.0	13.1	—	36.1
Restructuring and other similar costs	—	—	0.7	—	—	0.7
Amortization of intangible assets	—	—	3.4	0.1	—	3.5
Income from operations	—	—	6.4	1.4	—	7.8

Nonoperating income (expense):
Interest expense:
To third parties	—	(11.1)	—	(0.3)	—	(11.4)
To affiliates	—	—	2.7	(2.7)	—	—
Interest income from affiliates	—	1.9	(1.9)	—	—	—
Other, net	(0.5)	—	—	—	—	(0.5)
Income (loss) before income taxes	(0.5)	(9.2)	7.2	(1.6)	—	(4.1)
Provisions for income taxes	(0.2)	(3.6)	2.8	(0.6)	—	(1.6)
Income before equity in earnings (loss) of subsidiaries	(0.3)	(5.6)	4.4	(1.0)	—	(2.5)
Equity in earnings (loss) of subsidiaries	(2.2)	3.4	(1.0)	—	(0.2)	—
Net income (loss)	$(2.5)	$(2.2)	$3.4	$(1.0)	$(0.2)	$(2.5)

Condensed Combining Statement of Operations (Unaudited)

First Quarter Ended

June 30, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Net sales	$127.9	56.3	$(10.9)	$173.3
Cost of sales	87.8	40.4	(10.9)	117.3
Gross profit	40.1	15.9	—	56.0

Selling, general and administrative expenses	26.6	12.2	—	38.8
Restructuring and other similar costs	4.0	1.1	—	5.1
Income from litigation settlement	(2.3)	—	—	(2.3)
Amortization of intangible assets	0.4	—	—	0.4
Income from operations	11.4	2.6	—	14.0

Nonoperating income (expense):
Interest expense:
To third parties	(0.7)	(0.6)	—	(1.3)
To affiliates	(6.2)	(0.1)	—	(6.3)
Interest income from affiliates	2.4	0.1	—	2.5
Other, net	—	0.1	—	0.1
Income before income taxes	6.9	2.1	—	9.0
Provision for income taxes	2.7	0.8	—	3.5
Income before equity in earnings (loss) of non-guarantor subsidiaries	4.2	1.3	—	5.5
Equity in earnings (loss) of non-guarantor subsidiaries	1.3	—	(1.3)	—
Net income	$5.5	$1.3	$(1.3)	$5.5

Condensed Consolidating Statement of Cash Flows (Unaudited)

First Quarter Ended

June 29, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$(2.5)	$(2.2)	$3.4	$(1.0)	$(0.2)	$(2.5)
Noncash adjustments	2.2	(2.6)	12.3	0.1	0.2	12.2
Changes in operating assets and liabilities	0.3	4.8	(19.2)	(5.2)	—	(19.3)
Cash used for operating activities	—	—	(3.5)	(6.1)	—	(9.6)

Investing activities
Expenditures for property, plant and equipment	—	—	(2.0)	(1.0)	—	(3.0)
Cash used for investing activities	—	—	(2.0)	(1.0)	—	(3.0)

Financing activities
Increase (decrease) in long-term debt	—	—	—	—	—	—
Cash provided by (used for) financing activities	—	—	—	—	—	—

Effect of exchange rate changes on cash	—	—	0.1	0.9	—	1.0
Decrease in cash	—	—	(5.4)	(6.2)	—	(11.6)
Cash at beginning of period	—	—	20.4	16.8	—	37.2
Cash at end of period	$—	$—	$15.0	$10.6	$—	$25.6

Condensed Combining Statement of Cash Flows (Unaudited)

First Quarter Ended

June 30, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income	$5.5	$1.3	$(1.3)	$5.5
Noncash adjustments	7.3	2.4	—	9.7
Equity in loss of non-guarantor subsidiaries	(1.3)	—	1.3	—
Changes in operating assets and liabilities	(16.6)	(15.5)	—	(32.1)
Cash used for operating activities	(5.1)	(11.8)	—	(16.9)

Investing activities
Expenditures for property, plant and equipment	(2.2)	(1.3)	—	(3.5)
Cash used for investing activities	(2.2)	(1.3)	—	(3.5)

Financing activities
Net repayments of long-term debt	(0.1)	—	—	(0.1)
Net decrease in funding balances with affiliates	7.1	14.0	—	21.1
Cash provided by financing activities	7.0	14.0	—	21.0

Effect of exchange rate changes on cash	—	(1.1)	—	(1.1)
Decrease in cash	(0.3)	(0.2)	—	(0.5)
Cash at beginning of period	2.1	19.5	—	21.6
Cash at end of period	$1.8	$19.3	$—	$21.1

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained on pages 19-21 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.  Management believes that as of June 29, 2003 and for the quarter then ended, there has been no material change to this information.

Fiscal Year

The Company is on a fiscal year ended March 31.  The first quarter of fiscal 2004 is the quarter ended June 29, 2003 and the first quarter of fiscal 2003 is the quarter ended June 30, 2002.

Overview.

The lower sales in the first quarter of fiscal 2004  (quarter ended June 29, 2003) as compared to the first quarter of fiscal 2003 (quarter ended June 30, 2002) was the result of overall weak demand and the impact of North American industrial distributors’ efforts to reduce their inventories.  Demand for our products is largely driven by trends in industrial spending, which in turn is affected by manufacturing output or industrial production, capital spending including refurbishment of existing manufacturing capacity and expansion of manufacturing capacity, customers’ new product introductions and our own new product introductions.  Due to weak business conditions, in particular, the manufacturing sectors in both North America and Europe, manufacturers have been operating at historically low levels of plant capacity utilization.  During these conditions, customers and end users tend to defer significant capital investment and extend component replacement cycles.

Similarly, the current poor economic environment has caused several of our North American industrial distributor customers to reduce the amount of inventory they hold in stock.  This reduction in inventory levels among distributors has had a negative impact on our sales through that channel in the first quarter of fiscal 2004.  Based on our own internal data and data we receive from the larger industrial distributor customers, we estimate the impact of the decline in inventory held in the distribution channel during the quarter ended June 29, 2003 contributed to approximately half of our overall sales decline in the quarter as compared to the same quarter last year.

Given the weaker economic conditions, we have accelerated our efforts to reduce operating costs.  These cost control measures include lower material costs achieved through improved purchasing techniques and component outsourcing, lower overtime costs, strict cost controls on discretionary spending, shorter work weeks at specific locations, and headcount reductions.

Results of Operations

	First Quarter Ended
(in millions)	June 29, 2003	June 30, 2002
		Predecessor
Net sales	$161.8	$173.3
Cost of sales	113.7	117.3
Gross profit	48.1	56.0
Gross profit % of sales	29.7%	32.3%

Selling, general and administrative expenses	36.1	38.8
Restructuring and other similar costs	0.7	5.1
Income from litigation settlement	—	(2.3)
Amortization of intangible assets	3.5	0.4
Income from operations	7.8	14.0

Non-operating income (expense):
Interest expense:
To third parties	(11.4)	(1.3)
To affiliates	—	(3.8)
Other, net	(0.5)	0.1
Income (loss) before income taxes	(4.1)	9.0
Provision for income taxes	(1.6)	3.5
Net Income (loss)	$(2.5)	$5.5

First Quarter Ended June 29, 2003 Compared with the First Quarter Ended June 30, 2002

Net Sales

Sales in the first quarter ended June 29, 2003 were $161.8 million, a decrease of $11.5 million or 6.6%, from last year’s first quarter sales of $173.3 million.  Sales in the current quarter were favorably impacted by approximately $9 million, or 5%, from changes in currency exchange rates, principally related to the Euro, from those in effect during the first quarter of last year.  On a constant currency basis, sales in the current quarter declined 11.7% as compared to the same quarter last year.   First quarter sales in both our aerospace and industrial chain businesses declined approximately 12% from the prior year.  Aerospace sales declined due to the continued contraction in the commercial airframe industry.  Industrial chain sales declined due to our decision to discontinue the manufacture of unprofitable products as well as the continued softness in the end markets of construction, forest products, agricultural equipment and cement.  Bearing and flattop chain sales declined 7% in the quarter due to inventory reduction activity by North American industrial distributors and lower capital spending by end users.  Partially offsetting these factors were increased sales related to specific growth initiatives in place for both bearing and flattop chain products.   Gear, coupling and special components sales fell 1% in the quarter.

Gross Profit

Gross profit margin in the first quarter of fiscal 2004 was $48.1 million, or 29.7%, as compared to $56.0 million or 32.3% in last year’s first quarter.  The $7.9 million decline in gross profit is largely the result of lower sales volume of $20.5 million on a currency rate adjusted basis.  Specific cost increases in the current quarter related to pension and medical costs, wage inflation, and reduced fixed expense absorption were partially offset by cost savings of approximately $2.4 million.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses declined by $2.7 million, or 7%, in the first quarter of fiscal 2004 to $36.1 million from $38.8 million in last year’s first quarter; however, current quarter expenses reflect an increase of $2.2 million for changes in currency exchange rates.  Using constant currency rates, SG&A expenses declined by $4.9 million, or 12.6%, in the quarter as compared to the same quarter last year.  These expense reductions are largely the result of reduced headcount in overhead staff positions and strict cost controls.

Restructuring and Similar Costs

The Predecessor’s restructuring program is complete.  Restructuring costs of $5.1 million were incurred in last year’s first quarter ended June 30, 2002 of which $3.0 million was related to severance and termination costs.  Restructuring costs expensed as incurred for the first quarter ended June 29, 2003 was $0.7 million and was primarily for consulting assistance in connection with the implementation of the severance program.

Income from Litigation Settlement

We prevailed in a legal proceeding against a consulting firm for nonperformance with respect to process reengineering services the consulting firm was retained to perform for the Predecessor.  A judgment of $2.3 million was received and recorded as income in last year’s first quarter ended June 30, 2002.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the Acquisition of the Rexnord Group in November 2002, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $3.5 million in the first quarter ended June 29, 2003.  Amortization expense in the prior year’s first quarter of $0.4 million was related to the Predecessor’s patents.

Interest Expense, net

Interest expense (net of interest income) was $11.4 million in the first quarter ended June 29, 2003 compared to $5.1 million in the comparable period last year.  As described in Note 1 to the condensed consolidated financial statements, interest expense subsequent to the Acquisition includes interest costs for the $225 million of senior subordinated notes and outstanding borrowings under the bank credit facility. Accordingly, our interest expense is, and will continue to be, higher than it was prior to the Acquisition. Interest on the notes is 10.125% per annum and interest under the term loans has averaged approximately 5.3% during the first quarter ended June 29, 2003.  Interest expense of the Predecessor is related to interest on borrowings from affiliates of our former parent company.

Income Tax Expense

The full fiscal year 2004 effective income tax rate is expected to be 40.5%; therefore, the provision for income taxes for the first quarter of fiscal 2004 was a benefit of $1.6 million compared to expense of $3.5 million in the first quarter of fiscal 2003. The provision for income taxes decreased primarily because of lower pretax earnings in the first quarter of the current year.

Liquidity and Capital Resources

Liquidity

Historically, we financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings from Invensys, our former parent company. Subsequent to the Acquisition, our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75 million revolving credit facility.  As of June 29, 2003, we had $25.6 million of cash and had $70 million of additional borrowings available to us under our revolving credit facility. At June 29, 2003 there were no borrowings outstanding under the revolving credit facility; however, approximately $5.0 million of the facility was utilized in connection with outstanding letters of credit. The revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash used by operating activities in the first quarter of fiscal 2004 was $9.6 million as compared to $16.9 million in last year’s comparable quarter.  During the current quarter, receivable collections were strong resulting in an inflow of $18.6 million; however, this was offset by a $10.4 million payment in final settlement of the Acquisition purchase price, a $10.9 million reduction in accounts payable and a $16.9 million reduction in other payables and liabilities.  The reduction in other payables and liabilities resulted from normal seasonal payouts of these accruals including interest payable ($2.3 million), compensation and benefits ($2.8 million), income tax payments ($2.1 million), and sales rebates ($3.6 million).  In addition, $3.1 million in cash payments were made in relation to closure and severance liabilities.  Cash used in operating activities in last year’s first quarter included a reduction in accounts payable of $14.0 million and the repayment of intercompany trading balances of $11.7 million.

Capital investment is required to maintain our operations and to execute our strategy.  Cash used for capital investment was $3.0 million in the first quarter of fiscal 2004, down $0.5 million from the $3.5 million invested in the same quarter last year.  As the currently weak economic conditions continue, our capital investment has been limited to strategic growth projects and required maintenance.

There were no increases or decreases in long-term debt during the first quarter ended June 29, 2003.  During the first quarter of last year, the Predecessor borrowed $21.1 million from its former parent company.

As of June 29, 2003 we had $580.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 29, 2003	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities – term loans at variable rates	$350.0	$8.0	$342.0
Senior Credit Facilities – revolver	—	—	—
10.125% Senior Subordinated Notes – fixed rate	225.0	—	225.0
Other Debt	5.6	1.6	4.0

	$580.6	$9.6	$571.0

The term loans require semi-annual principal payments of: $5.4 million in fiscal 2004, of which $10.0 million was prepaid in February 2003; $7.2 million in fiscal 2005 through fiscal 2007; $13.5 million in fiscal 2008 and 2009; and $126.0 million in fiscal 2010.

Our Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on us including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005; and (iii) maximum consolidated leverage ratio of 5.40 to 1.00 through June 2003, 5.35 to 1.00 through December 2003 and 5.25 to 1.00 through June 30, 2004. The Credit Agreement is guaranteed by RBS Global, Inc. and Rexnord Corporation’s domestic subsidiaries and is secured by substantially all of the domestic guarantors’ real and personal property.  We are required under the Credit Agreement to make mandatory prepayments of our loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of our excess cash flow, as defined.  We estimate that as of June 29, 2003, additional indebtedness of approximately $55 million could be incurred under the terms of our Credit Agreement.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including the senior subordinated notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We may, however, need to refinance all or a portion of the principal amounts of the notes on or prior to maturity.

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

ITEM 3.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We are exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates.  The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of forward exchange contracts to cover known foreign exchange transactions.  All of our financial instruments that are sensitive to market risk are entered into for trading purposes.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation has outstanding borrowings of $350.0 million at June 29, 2003. Borrowings under the Credit Agreement are secured by substantially all of our assets.  At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.75% plus the Base Rate, or (ii) 4.00% plus the Eurodollar Rate. At June 29, 2003, $340 million of term loans bear interest at 5.32% and $10 million bear interest at 5.35%. Our results of operations are affected by changes in market interest rates on these short-term obligations. An increase in the interest rate of 1.00% on our variable rate debt would have increased our annual interest cost by $3.5 million.

We had outstanding fixed rate long-term debt obligations with carrying values of $225.0 million at June 29, 2003. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

ITEM 4.                                                   CONTROLS AND PROCEDURES.

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

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 29, 2003.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1.                                       LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained on page 12 in Item 3, Legal Proceedings, and on pages 52 and 53 in Note 15 to Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.  Management believes that at June 29, 2003, there has been no material change to this information.

ITEM 6.                                       EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K filed during the quarter ended June 29, 2003.

The Company filed a current report on Form 8-K dated June 26, 2003 with respect to announcing financial results for the fourth quarter ended March 31, 2003 (Item 12).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD CORPORATION

Date:	August 13, 2003	By:	/s/ Thomas J. Jansen
		Name:	Thomas J. Jansen
		Title:	VP Finance and Chief Financial Officer