Form 10-Q
period 2003-12-31
REXNORD CORP; RBS GLOBAL INC
filed 2004-02-11
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	December 31, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$15.6	$37.2
Receivables, net	103.9	119.0
Inventories	136.3	134.6
Deferred income taxes	5.3	4.7
Other current assets	16.6	13.5
Total current assets	277.7	309.0

Property, plant and equipment, net	272.5	277.9
Intangible assets, net	128.7	139.0
Goodwill	582.1	563.5
Other assets	23.5	24.8
	$1,284.5	$1,314.2

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2.4	$2.4
Trade payables	60.6	57.7
Income taxes payable	4.4	9.2
Compensation and benefits	26.3	30.4
Other current liabilities	38.4	61.7
Total current liabilities	132.1	161.4

Long-term debt	567.0	578.1
Pension obligations	90.4	88.6
Postretirement benefit obligations	45.9	50.2
Deferred income taxes	58.6	59.3
Other liabilities	0.8	1.6
Total liabilities	894.8	939.2

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	0.1	0.1
Paid in capital	359.4	359.4
Accumulated other comprehensive income	17.5	5.9
Retained earnings	12.7	9.6
Total stockholders’ equity	389.7	375.0
	$1,284.5	$1,314.2

See notes to condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in millions)

	Third Quarter Ended			Nine Months Ended
			Predecessor (Note 1)			Predecessor (Note 1)
	December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period from October 1, 2002 through November 24, 2002	December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period from April 1, 2002 through November 24, 2002

Net sales	$171.6	$62.6	$110.4	$505.2	$62.6	$469.3
Cost of sales	116.2	40.5	74.7	348.5	40.5	310.5
Gross profit	55.4	22.1	35.7	156.7	22.1	158.8

Selling, general and administrative expenses	36.8	14.9	24.9	108.4	14.9	103.1
Restructuring and other similar costs	0.4	—	0.9	2.1	—	7.5
Income from litigation settlement	—	—	—	—	—	(2.3)
Curtailment gain	(5.6)	—	—	(5.6)	—	—
Amortization of intangibles	3.5	1.1	0.2	10.4	1.1	1.1
Income from operations	20.3	6.1	9.7	41.4	6.1	49.4

Non-operating income (expense):
Interest expense	(11.4)	(4.5)	(3.1)	(34.1)	(4.5)	(13.0)
Other income (expense), net	(0.2)	(0.3)	(0.1)	(2.1)	(0.3)	(0.1)
Income before income taxes	8.7	1.3	6.5	5.2	1.3	36.3

Provision for income taxes	3.4	0.6	4.4	2.0	0.6	16.0
NET INCOME	$5.3	$0.7	$2.1	$3.2	$0.7	$20.3

See notes to condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

		Nine Months Ended December 31, 2002
	Nine Months Ended December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Predecessor (Note 1) Period from April 1, 2002 through November 24, 2002
Operating activities
Net income	$3.2	$0.7	$20.3
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	23.5	3.5	23.1
Amortization of intangibles	10.4	1.1	1.1
Amortization of deferred financing fees	2.3	—	—
Deduct noncash pension curtailment gain	(5.6)	—	—
Other noncash items	3.5	—	0.8
Changes in operating assets and liabilities:
Receivables	21.9	6.6	(32.9)
Inventories	0.4	7.2	(2.8)
Other assets	(3.6)	(3.0)	(0.7)
Trade payables	(0.6)	9.0	(28.3)
Trading balances with affiliates	—	0.1	(8.4)
Accruals and other liabilities	(44.6)	7.1	0.8
Cash provided by (used for) operating activities	10.8	32.3	(27.0)

Investing activities
Expenditures for property, plant and equipment	(14.0)	(1.3)	(11.8)
Proceeds from dispositions of property, plant and equipment	1.0	—	0.6
Adjustment of purchase price for Rexnord	(10.4)	—	—
Cash used for investing activities	(23.4)	(1.3)	(11.2)

Financing activities
Repayments of debt	(11.5)	(0.3)	0.2
Proceeds from issuance of long-term debt	—	585.0	—
Capital contribution	—	359.5	—
Acquisition of Rexnord Corporation	—	(938.2)	—
Net increase in funding balances with affiliates	—	—	16.2
Cash provided by (used for) financing activities	(11.5)	6.0	16.4

Effect of exchange rate changes on cash	2.5	0.3	0.1
Increase (decrease) in cash	(21.6)	37.3	(21.7)
Cash at beginning of period	37.2	(0.1)	21.6
Cash at end of period	$15.6	$37.2	$(0.1)

See notes to condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2003

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

The Company accounted for the Acquisition using the purchase method of accounting and, accordingly, the Acquisition resulted in a new basis of accounting for the Company. The Company allocated the purchase price on the basis of fair value of the underlying assets acquired and liabilities assumed as follows (in millions):

Current assets:
Receivables	$105.5
Inventories	133.3
Other current assets	12.2
Property, plant, and equipment	274.8
Goodwill	582.1
Intangible assets	143.6
Other assets	0.6
Total assets acquired	$1,252.1

Current liabilities:
Trade payables	$37.6
Accrued liabilities	96.2
Long-term debt	8.2
Pension and postretirement obligations	135.4
Other non-current liabilities	50.8
Total liabilities assumed	328.2
Net assets acquired	$923.9

During the nine months ended December 31, 2003 the Company revised its estimates of fair value of the underlying assets acquired and liabilities assumed in the Acquisition and, as a result, increased goodwill by $18.6 million.  The increase in goodwill was comprised of an increase in the employee severance accrual of $14.4 million, an increase in the accrual for product line exits of $4.1 million, a reduction in amounts assigned to fair values of assets acquired of $2.7 million, an increase in other liabilities assumed of $1.9 million and a decrease in deferred income taxes of $4.5 million.  The excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired of $582.1 million has been allocated to goodwill.   In accordance with SFAS No. 142, this goodwill will not be amortized but will be reviewed annually for impairment.  The majority of the goodwill will not be deductible for income tax purposes. Of the $143.6 million of acquired intangible assets, $67.5 million was assigned to trademarks and tradenames that have indefinite lives, $15.6 million was assigned to patents that have a remaining average useful life of 10 years, $15.5 million was assigned to the distribution network that has a remaining useful life of 15 years, and $45.0 million was assigned to a four-year covenant not to compete.

In conjunction with the Acquisition, the Company recorded liabilities in connection with the business combination primarily for plant exit costs and employee severance costs.  Cash payments charged against these reserves relating to severance and plant exit costs amounted to $6.9 million and $14.3 million in the three and nine months ended December 31, 2003, respectively.  Non-cash charges relating to the write-off of inventory and manufacturing equipment amounted to $1.0 million and $3.5 million in the three and nine months ended December 31, 2003, respectively.  The reserve balance at December 31, 2003 was $17.2 million of which approximately $6.4 million is reserved for non-cash items.

2.                                      Income Taxes

The interim provisions for income taxes are based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.

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

Restructuring and other similar costs are summarized as follows (in millions):

	Three Months Ended December 31, 2003	Period from October 1, 2002 through November 24, 2002	Nine Months Ended December 31, 2003	Period from April 1, 2002 through November 24, 2002
		Predecessor		Predecessor
Plant closure, consolidation and related costs
Consolidation and related costs	$—	$0.1	$—	$1.2
	—	0.1	—	1.2
Severance and other termination related costs
Related to plant closures and consolidations	—	—	—	2.6
Related to headcount reduction initiatives	0.4	0.3	2.1	1.5
	0.4	0.3	2.1	4.1
Other restructuring and similar costs
Changes to manufacturing processes	—	—	—	1.6
Other	—	0.5	—	0.6
	—	0.5	—	2.2
Restructuring and other similar costs charged to operations	$0.4	$0.9	$2.1	$7.5

Plant Closure, Consolidation and Related Costs

The Predecessor closed certain facilities and either consolidated those operations into other facilities or made the decision to outsource the manufacture of the affected products. Plant closure, consolidation and related costs for the two months and eight months ended November 24, 2002 consist primarily of various other incremental closure costs.

Severance and Other Termination Related Costs

In addition to headcount reductions as a result of plant closures, consolidations and changes in manufacturing processes, the Predecessor reduced headcount at certain locations in order to streamline manufacturing operations, to eliminate duplicative administrative, selling and marketing operations and to respond to declining demand and increasing costs. A total of 38 employees were terminated as a result of restructuring projects in the nine months ended December 31, 2002.

Other Restructuring and Similar Costs

The Predecessor changed the manufacturing process and discontinued the manufacture of certain products. Costs related to these restructuring initiatives for the two months and eight months ended November 24, 2002 include incremental scrap and production inefficiencies ($0.0 million and 1.6 million); and other incremental costs directly associated with the restructuring projects ($0.5 million and 0.6 million).

The charge for restructuring and other similar costs is comprised of the following (in millions):

	Three Months Ended December 31, 2003	Period from October 1, 2002 through November 24, 2002	Nine Months Ended December 31, 2003	Period from April 1, 2002 through November 24, 2002
		Predecessor		Predecessor

Employee severance and exit costs accrued	$—	$—	$—	$3.8
Amounts expensed as incurred	0.4	0.9	2.1	3.7
Restructuring and other similar costs per the condensed consolidated statements of operations	$0.4	$0.9	$2.1	$7.5

Amounts expensed as incurred for the three months and nine months ended December 31, 2003 were $0.4 million and $2.1 million, respectively, primarily for consulting assistance in connection with the implementation of the severance program.  Amounts expensed as incurred for the two months and eight months ended November 24, 2002 were $0.9 million, and $3.7 million, respectively, comprised of incremental scrap and production inefficiencies during the period of plant closure, consolidation or process change activity ($0.4 million and $1.7 million) and other incremental costs directly associated with restructuring projects ($0.5 million and $2.0 million) consisting of equipment removal, rigging costs, temporary employment, consulting fees and retiree medical costs.

An analysis of the restructuring accrual is summarized as follows (in millions):

	From Inception (Nov. 25, 2002) through December 31, 2002	Period from October 1, 2002 through November 24, 2002	Nine Months Ended December 31, 2003	Period from April 1, 2002 through November 24, 2002
		Predecessor		Predecessor
Balance at beginning of period	$1.6	$2.4	$0.6	$3.9
Employee severance costs and exit costs charged to operations	—	—	—	1.2
Cash payments	(0.4)	(0.8)	(0.1)	(3.5)
Other changes	—	—	(0.5)	—
Balance at end of period	$1.2	$1.6	$—	$1.6

4.                                      Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period from October 1, 2002 through November 24, 2002	Nine Months Ended December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period from April 1, 2002 through November 24, 2002
			Predecessor			Predecessor

Net income	$5.3	$0.7	$2.1	$3.2	$0.7	$20.3
Other comprehensive income – Foreign currency translation adjustments	5.3	1.2	—	11.5	1.2	9.3
Comprehensive income	$10.6	$1.9	$2.1	$14.7	$1.9	$29.6

5.                                      Inventories

The major classes of inventories are summarized as follows (in millions):

	December 31, 2003	March 31, 2003
Finished goods	$84.2	$81.1
Work in process	21.9	24.6
Raw materials	29.9	28.6
Inventories at FIFO cost	136.0	134.3
Adjustment to state inventories at LIFO cost	0.3	0.3
	$136.3	$134.6

6.                                      Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2003	March 31, 2003
Taxes, other than income taxes	$2.6	$4.6
Interest payable	1.2	8.2
Sales rebates	3.9	6.8
Severance obligations	14.7	8.6
Liabilities recorded in connection with business combination	4.7	16.7
Payable to former parent company	—	3.6
Other	11.3	13.2
	$38.4	$61.7

7.                                      Long-Term Debt

Long-term debt is summarized as follows (in millions):

	December 31, 2003	March 31, 2003
Term loans	$331.0	$350.0
Revolving loans	7.1	—
10.125% senior subordinated notes due 2012	225.0	225.0
Other debt	6.3	5.5
Total debt	569.4	580.5
Less current portion	2.4	2.4
Long-term debt	$567.0	$578.1

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation has outstanding borrowings of $331 million at December 31, 2003. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.75% plus the Base Rate, or (ii) 4.00% plus the Eurodollar Rate. At December 31, 2003, the term loans bear interest at 5.20%.

The Credit Agreement also provides Rexnord Corporation with a $75 million revolving credit facility of which $7.1 million was outstanding at December 31, 2003 at an interest rate of 6.50%.  In addition, $9.6 million of the facility was utilized in connection with outstanding letters of credit.

8.                                      Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the changes in the Company’s product warranty liability during the three and nine months ended December 31, 2003, and for the one month ended December 31, 2002 and the two months and eight months ended November 24, 2002 (in millions):

	Three Months Ended December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period from October 1, 2002 through November 24, 2002	Nine Months Ended December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period from April 1, 2002 through November 24, 2002
			Predecessor			Predecessor

Balance at beginning of period	$1.1	$0.6	$0.7	$1.3	$0.6	$0.6
Warranty expense	0.5	0.3	0.2	0.9	0.3	0.6
Claims settled	(0.9)	(0.3)	(0.3)	(1.5)	(0.3)	(0.6)
Balance at end of period	$0.7	$0.6	$0.6	$0.7	$0.6	$0.6

9.                                      Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations.  Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant.

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

	Three Months Ended December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period from October 1, 2002 through November 24, 2002	Nine Months Ended December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period from April 1, 2002 through November 24, 2002
			Predecessor			Predecessor

Reported net income	$5.3	$0.7	$2.1	$3.2	$0.7	$20.3
Stock based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.1)	—	(0.6)	(0.1)	(0.1)
Pro forma net income	$5.1	$0.6	$2.1	$2.6	$0.6	$20.2

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

10.                               New Accounting Standard

In January 2003, the Financial Accounting Standards Board issued Interpretation Number FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires that companies that control another entity through variable interests other than voting interests consolidate the controlled entity.  The consolidation requirements of FIN 46 were applicable immediately to all variable interest entities in which an interest was acquired after January 31, 2003.  For variable interest entities in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN 46 are generally effective at the end of fiscal 2004.  The Company is currently evaluating the provisions of FIN 46, but does not currently expect adoption of FIN 46 will have a material effect on its financial condition or results of operations.

11.                               Guarantor Subsidiaries

The following schedules present condensed consolidating/combining financial information at December 31, 2003 and March 31, 2003 and for the three and nine months ended December 31, 2003, the one month ended December 31, 2002 and the two and eight months ended November 24, 2002, for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord Corporation, which is wholly-owned by the Parent; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent, and the Predecessor (Guarantor Subsidiaries); and (d) on a combined basis, the foreign subsidiaries of the Company and the Predecessor (non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued by Rexnord Corporation (the Issuer) in connection with the Acquisition of the Company.

Condensed Consolidating Balance Sheet (Unaudited)

December 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$6.0	$9.6	$—	$15.6
Receivables, net	—	—	48.1	55.8	—	103.9
Inventories	—	—	78.6	57.7	—	136.3
Deferred income taxes	—	—	5.5	(0.2)	—	5.3
Other current assets	—	—	10.4	6.2	—	16.6
Total current assets	—	—	148.6	129.1	—	277.7

Receivable from (payable to) affiliates	—	104.5	38.4	(142.9)	—	—
Property, plant and equipment, net	—	—	204.6	67.9	—	272.5
Intangible assets, net	—	—	120.7	8.0	—	128.7
Goodwill	—	2.6	397.4	182.1	—	582.1
Investment in:
Guarantor subsidiaries	391.1	881.1	—	—	(1,272.2)	—
Non-guarantor subsidiaries	—	—	107.8	—	(107.8)	—
Other assets	—	22.2	—	1.3	—	23.5
Total assets	$391.1	$1,010.4	$1,017.5	$245.5	$(1,380.0)	$1,284.5

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.3	$2.1	$—	$2.4
Trade payables	—	—	30.9	29.7	—	60.6
Income taxes payable	(0.8)	(15.3)	11.8	8.7	—	4.4
Compensation and benefits	—	—	17.2	9.1	—	26.3
Other current liabilities	—	1.1	22.5	14.8	—	38.4
Total current liabilities	(0.8)	(14.2)	82.7	64.4	—	132.1

Long-term debt	—	563.1	1.0	2.9	—	567.0
Notes payable to (receivable from) affiliates, net	2.2	70.4	(96.9)	24.3	—	—
Pension obligations	—	—	53.2	37.2	—	90.4
Postretirement benefit obligations	—	—	44.2	1.7	—	45.9
Deferred income taxes	—	—	52.0	6.6	—	58.6
Other liabilities	—	—	0.2	0.6	—	0.8
Total liabilities	1.4	619.3	136.4	137.7	—	894.8
Commitments and contingent liabilities
Stockholders’ equity	389.7	391.1	881.1	107.8	(1,380.0)	389.7
Total liabilities and stockholders’ equity	$391.1	$1,010.4	$1,017.5	$245.5	$(1,380.0)	$1,284.5

Condensed Consolidating Balance Sheet

March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$20.4	$16.8	$—	$37.2
Receivables, net	—	—	63.7	55.3	—	119.0
Inventories	—	—	83.4	51.2	—	134.6
Deferred income taxes	—	—	5.5	(0.8)	—	4.7
Other current assets	—	—	6.2	7.3	—	13.5
Total current assets	—	—	179.2	129.8	—	309.0

Receivable from (payable to) affiliates	—	104.5	38.4	(142.9)	—	—
Property, plant and equipment, net	—	—	212.8	65.1	—	277.9
Intangible assets, net	—	—	130.9	8.1	—	139.0
Goodwill	—	2.6	390.1	170.8	—	563.5
Investment in:
Guarantor subsidiaries	375.5	845.7	—	—	(1,221.2)	—
Non-guarantor subsidiaries	—	—	101.3	—	(101.3)	—
Other assets	—	24.5	—	0.3	—	24.8
Total assets	$375.5	$977.3	$1,052.7	$231.2	$(1,322.5)	$1,314.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$0.8	$0.1	$1.5	$—	$2.4
Trade payables	—	—	32.9	24.8	—	57.7
Income taxes payable	(0.2)	(4.6)	9.1	4.9	—	9.2
Compensation and benefits	—	—	21.5	8.9	—	30.4
Other current liabilities	—	8.1	40.3	13.3	—	61.7
Total current liabilities	(0.2)	4.3	103.9	53.4	—	161.4

Long-term debt	—	574.2	1.1	2.8	—	578.1
Notes payable to (receivable from) affiliates, net	0.7	26.4	(53.7)	26.6	—	—
Pension obligations	—	—	55.6	33.0	—	88.6
Postretirement benefit obligations	—	—	48.8	1.4	—	50.2
Deferred income taxes	—	—	52.1	7.2	—	59.3
Other liabilities	—	—	0.3	1.3	—	1.6
Total liabilities	0.5	604.9	208.1	125.7	—	939.2
Commitments and contingent liabilities
Stockholders’ equity	375.0	372.4	844.6	105.5	(1,322.5)	375.0
Total liabilities and stockholders’ equity	$375.5	$977.3	$1,052.7	$231.2	$(1,322.5)	$1,314.2

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended

December 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$115.2	$66.5	$(10.1)	$171.6
Cost of sales	—	—	78.4	47.9	(10.1)	116.2
Gross profit	—	—	36.8	18.6	—	55.4

Selling, general and administrative expenses	—	—	22.7	14.1	—	36.8
Restructuring and other similar costs	—	—	0.3	0.1	—	0.4
Curtailment gain	—	—	(5.6)	—	—	(5.6)
Amortization of intangible assets	—	—	3.4	0.1	—	3.5
Income from operations	—	—	16.0	4.3	—	20.3

Nonoperating income (expense):
Interest expense:
To third parties	—	(11.1)	—	(0.3)	—	(11.4)
To affiliates	—	2.2	0.9	(3.1)	—	—
Other income (expense), net	(0.5)	—	(0.1)	0.4	—	(0.2)
Income (loss) before income taxes	(0.5)	(8.9)	16.8	1.3	—	8.7
Provision (benefit) for income taxes	(0.2)	(3.5)	6.6	0.5	—	3.4
Income before equity in earnings (loss) of subsidiaries	(0.3)	(5.4)	10.2	0.8	—	5.3
Equity in earnings (loss) of subsidiaries	5.6	11.0	0.8	—	(17.4)	—
Net income (loss)	$5.3	$5.6	$11.0	$0.8	$(17.4)	$5.3

Condensed Consolidating Statement of Operations (Unaudited)

Nine Months Ended

December 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$349.7	$187.6	$(32.1)	$505.2
Cost of sales	—	—	242.7	137.9	(32.1)	348.5
Gross profit	—	—	107.0	49.7	—	156.7

Selling, general and administrative expenses	—	—	68.8	39.6	—	108.4
Restructuring and other similar costs	—	—	0.5	1.6	—	2.1
Curtailment gain	—	—	(5.6)	—	—	(5.6)
Amortization of intangible assets	—	—	10.2	0.2	—	10.4
Income from operations	—	—	33.1	8.3	—	41.4

Nonoperating income (expense):
Interest expense:
To third parties	—	(33.2)	—	(0.9)	—	(34.1)
To affiliates	—	6.0	2.5	(8.5)	—	—
Other income (expense), net	(1.5)	—	0.5	(1.1)	—	(2.1)
Income (loss) before income taxes	(1.5)	(27.2)	36.1	(2.2)	—	5.2
Provision (benefit) for income taxes	(0.6)	(10.7)	14.2	(0.9)	—	2.0
Income before equity in earnings (loss) of subsidiaries	(0.9)	(16.5)	21.9	(1.3)	—	3.2
Equity in earnings (loss) of subsidiaries	4.1	20.6	(1.3)	—	(23.4)	—
Net income (loss)	$3.2	$4.1	$20.6	$(1.3)	$(23.4)	$3.2

Condensed Consolidating Statement of Operations (Unaudited)

Period from Inception,
November 25, 2002 through
December 31, 2002

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$45.8	$20.3	$(3.5)	$62.6
Cost of sales	—	—	29.9	14.1	(3.5)	40.5
Gross profit	—	—	15.9	6.2	—	22.1

Selling, general and administrative expenses	—	—	10.2	4.7	—	14.9
Restructuring and other similar costs	—	—	—	—	—	—
Curtailment gain	—	—	—	—	—	—
Amortization of intangible assets	—	—	1.1	—	—	1.1
Income from operations	—	—	4.6	1.5	—	6.1

Nonoperating income (expense):
Interest expense:
To third parties	—	(4.3)	(0.1)	(0.1)	—	(4.5)
To affiliates	—	—	—	—	—	—
Other income (expense), net	(0.2)	—	—	(0.1)	—	(0.3)
Income (loss) before income taxes	(0.2)	(4.3)	4.5	1.3	—	1.3
Provision (benefit) for income taxes	(0.1)	(1.8)	1.8	0.7	—	0.6
Income before equity in earnings (loss) of subsidiaries	(0.1)	(2.5)	2.7	0.6		0.7
Equity in earnings (loss) of subsidiaries	0.8	3.3	0.6	—	(4.7)	—
Net income (loss)	$0.7	$0.8	$3.3	$0.6	$(4.7)	$0.7

Condensed Combining Statement of Operations (Unaudited)

Period from October 1, 2002 through

November 24, 2002 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$82.3	$35.1	$(7.0)	$110.4
Cost of sales	55.4	26.3	(7.0)	74.7
Gross profit	26.9	8.8	—	35.7

Selling, general and administrative expenses	16.8	8.1	—	24.9
Restructuring and other similar costs	0.6	0.3	—	0.9
Income from litigation settlement	—	—	—	—
Amortization of intangible assets	0.2	—	—	0.2
Income from operations	9.3	0.4	—	9.7

Nonoperating income (expense):
Interest expense:
To third parties	(0.1)	(0.6)	—	(0.7)
To affiliates	(2.4)	—	—	(2.4)
Other income (expense), net	(0.1)	—	—	(0.1)
Income (loss) before income taxes	6.7	(0.2)	—	6.5
Provision for income taxes	2.1	2.3	—	4.4
Income (loss) before equity in earnings of non-guarantor subsidiaries	4.6	(2.5)	—	2.1
Equity in earnings of non-guarantor subsidiaries	(2.5)	—	2.5	—
Net income (loss)	$2.1	$(2.5)	$2.5	$2.1

Condensed Combining Statement of Operations (Unaudited)

Period from April 1, 2002 through

November 24, 2002 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$349.2	$148.8	$(28.7)	$469.3
Cost of sales	231.9	107.3	(28.7)	310.5
Gross profit	117.3	41.5	—	158.8

Selling, general and administrative expenses	70.6	32.5	—	103.1
Restructuring and other similar costs	5.9	1.6	—	7.5
Income from litigation settlement	(2.3)	—	—	(2.3)
Amortization of intangible assets	1.1	—	—	1.1
Income from operations	42.0	7.4	—	49.4

Nonoperating income (expense):
Interest expense:
To third parties	(1.3)	(1.9)	—	(3.2)
To affiliates	(9.8)	—	—	(9.8)
Other income (expense), net	(0.2)	0.1	—	(0.1)
Income before income taxes	30.7	5.6		36.3
Provision for income taxes	11.7	4.3	—	16.0
Income before equity in earnings of non-guarantor subsidiaries	19.0	1.3	—	20.3
Equity in earnings of non-guarantor subsidiaries	(3.4)	—	3.4	—
Net income	$15.6	$1.3	$3.4	$20.3

Condensed Consolidating Statement of Cash Flows (Unaudited)

Nine Months Ended

December 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$3.2	$4.1	$20.6	$(1.3)	$(23.4)	$3.2
Noncash adjustments	(4.1)	(18.3)	26.0	7.1	23.4	34.1
Changes in operating assets and liabilities	0.9	26.1	(42.6)	(10.9)	—	(26.5)
Cash provided by (used for) operating activities	—	11.9	4.0	(5.1)	—	10.8

Investing activities
Expenditures for property, plant and equipment	—	—	(9.1)	(4.9)	—	(14.0)
Proceeds from dispositions of property, plant and equipment	—	—	1.0	—	—	1.0
Adjustment of purchase price for Rexnord	—	—	(10.4)	—	—	(10.4)
Cash used for investing activities	—	—	(18.5)	(4.9)	—	(23.4)

Financing activities
Increase (decrease) in debt	—	(11.9)	0.1	0.3	—	(11.5)
Cash provided by (used for) financing activities	—	(11.9)	0.1	0.3	—	(11.5)

Effect of exchange rate changes on cash	—	—	—	2.5	—	2.5
Decrease in cash	—	—	(14.4)	(7.2)	—	(21.6)
Cash at beginning of period	—	—	20.4	16.8	—	37.2
Cash at end of period	$—	$—	$6.0	$9.6	$—	$15.6

Condensed Consolidating Statement of Cash Flows (Unaudited)

Period from Inception, November 25, 2002 through December 31, 2002

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$0.7	$0.8	$3.3	$0.6	$(4.7)	$0.7
Noncash adjustments	(0.8)	(3.3)	10.8	(6.8)	4.7	4.6
Changes in operating assets and liabilities	0.1	3.1	9.4	14.4	—	27.0
Cash provided by operating activities	—	0.6	23.5	8.2	—	32.3

Investing activities
Expenditures for property, plant and equipment	—	—	(0.7)	(0.6)	—	(1.3)
Proceeds from dispositions of property, plant and equipment	—	—	—	—	—	—
Cash used for investing activities	—	—	(0.7)	(0.6)	—	(1.3)

Financing activities
Net repayments of debt	—	—	(0.3)	—	—	(0.3)
Proceeds from issuance of long-term debt	—	585.0	—	—	—	585.0
Capital contribution	—	359.5	—	—	—	359.5
Acquisition of Rexnord Corporation	—	(938.2)	—	—	—	(938.2)
Net decrease in funding balances with affiliates	—	(6.9)	(1.2)	8.1	—	—
Cash provided by (used for) financing activities	—	(0.6)	(1.5)	8.1	—	6.0

Effect of exchange rate changes on cash	—	—	—	0.3	—	0.3
Increase in cash	—	—	21.3	16.0	—	37.3
Cash at beginning of period	—	—	(3.6)	3.5	—	(0.1)
Cash at end of period	$—	$—	$17.7	$19.5	$—	$37.2

Condensed Combining Statement of Cash Flows (Unaudited)

Period from April 1, 2002 through

November 24, 2002 (Predecessor)

(in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$15.6	$1.3	$3.4	$20.3
Noncash adjustments	21.4	3.6	—	25.0
Equity in earnings of non-guarantor subsidiaries	3.4	—	(3.4)	—
Changes in operating assets and liabilities	(32.2)	(40.1)	—	(72.3)
Cash provided by (used for) operating activities	8.2	(35.2)	—	(27.0)

Investing activities
Expenditures for property, plant and equipment	(7.8)	(4.0)	—	(11.8)
Proceeds from dispositions of property, plant and equipment	0.3	0.3	—	0.6
Cash used for investing activities	(7.5)	(3.7)	—	(11.2)

Financing activities
Net repayments of debt	0.5	(0.3)	—	0.2
Net decrease in funding balances with affiliates	(6.9)	23.1	—	16.2
Cash provided by (used for) financing activities	(6.4)	22.8	—	16.4

Effect of exchange rate changes on cash	—	0.1	—	0.1
Decrease in cash	(5.7)	(16.0)	—	(21.7)
Cash at beginning of period	2.1	19.5	—	21.6
Cash at end of period	$(3.6)	$3.5	$—	$(0.1)

ITEM 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained on pages 19-21 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.  Management believes that as of December 31, 2003 and for the nine-month period then ended, there has been no material change to this information.

Fiscal Year

The Company is on a fiscal year ended March 31.

OVERVIEW

The lower sales in the first nine months of fiscal 2004 (nine months ended December 31, 2003) as compared to the first nine months of fiscal 2003 (one month ended December 31, 2002, and eight months ended November 24, 2002) were the result of overall weak demand for our products and the impact of our North American industrial distributors’ efforts to reduce their inventories.  Demand for our products is largely driven by trends in industrial spending, which in turn is affected by manufacturing output or industrial production, capital spending, including refurbishment of existing manufacturing capacity and expansion of manufacturing capacity, customers’ new product introductions and our own new product introductions.  Due to weak business conditions, particularly in the manufacturing sectors in North America and Europe, manufacturers have been operating at historically low levels of plant capacity utilization.  During these conditions, customers and end users tend to defer significant capital investment and extend component replacement cycles.

Given the weaker economic conditions, we have accelerated our efforts to reduce operating costs.  These cost control measures include lower material costs achieved through improved purchasing techniques and component outsourcing, lower overtime costs, strict cost controls on discretionary spending, shorter working weeks at specific locations, and headcount reductions.

RESULTS OF OPERATIONS

Third Quarter Ended December 31, 2003 Compared with the Third Quarter Ended December 31, 2002

As described above, the Acquisition occurred on November 25, 2002, which created a new basis of accounting for the Company as compared to the Predecessor company.  For accounting purposes, the Company began operations on November 25, 2002 while operations of the Predecessor ceased at that time.  For ease of comparison in this management’s discussion and analysis, the results of the Company from inception, November 25, 2002, through December 31, 2002 are combined with the results of the Predecessor for the period from October 1, 2002 through November 24, 2002 with the result being referred to as the “third quarter” ended December 31, 2002 or the “December quarter”.  Similarly, the results of the Company from inception, November 25, 2002, through December 31, 2002 are combined with the results of the Predecessor for the period from April 1, 2002 through November 24, 2002 with the result being referred to as the nine-month period ended December 31, 2002.

		Third Quarter Ended December 31, 2002
			Predecessor	Combined

(in millions)	Third Quarter Ended December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period From October 1, 2002 through November 24, 2002	Quarter Ended December 31, 2002

Net sales	$171.6	$62.6	$110.4	$173.0
Cost of sales	116.2	40.5	74.7	115.2
Gross profit	55.4	22.1	35.7	57.8
Gross profit % of sales	32.3%	35.3%	32.3%	33.4%

Selling, general and administrative expenses	36.8	14.9	24.9	39.8
Restructuring and other similar costs	0.4	—	0.9	0.9
Curtailment gain	(5.6)	—	—	—
Amortization of intangible assets	3.5	1.1	0.2	1.3
Income from operations	20.3	6.1	9.7	15.8

Non-operating income (expense):
Interest expense	(11.4)	(4.5)	(3.1)	(7.6)
Other income (expense), net	(0.2)	(0.3)	(0.1)	(0.4)
Income before income taxes	8.7	1.3	6.5	7.8

Provision for income taxes	3.4	0.6	4.4	5.0

Net Income	$5.3	$0.7	$2.1	$2.8

Net Sales

Sales in the third quarter ended December 31, 2003 were $171.6 million, a decrease of $1.4 million or 0.8%, from last year’s third quarter sales of $173.0 million.  Sales in the current quarter were favorably impacted by $8.7 million, or 5.0%, as a result of changes in currency rates, principally related to the Euro, from those in effect during the third quarter of last year.

 The poor economic environment during calendar 2003 has caused several North American industrial distributor customers to reduce the amount of inventory they hold in stock.  This reduction in inventory levels among distributors has had a negative impact on our sales through that channel in the third quarter of fiscal 2004.  Based on our own internal data and data we receive from the larger industrial distributor customers, we estimate the impact of the decline in inventory held in the distribution channel during the quarter ended December 31, 2003 contributed to approximately half of our overall sales decline (on a constant currency basis) in the quarter as compared to the same quarter in fiscal 2003.

Sales in our aerospace and industrial chain businesses declined approximately $6.6 million in the three months ended December 31, 2003 as compared to the same period last year.  Aerospace sales declined due to the continued contraction in the commercial airframe industry.  Industrial chain sales declined due to our decision to discontinue the manufacture of unprofitable products as well as the continued softness in the end markets of construction, forest products, agricultural equipment and cement.  After taking into account the above factors, sales of our remaining power transmission products and special components stabilized or improved slightly in the third quarter of fiscal 2004.

Gross Profit

Gross profit margin in the third quarter of fiscal 2004 was $55.4 million, or 32.3%, as compared to $57.8 million or 33.4% in last year’s third quarter.  The decline in gross profit is largely the result of lower sales volume of $10.1 million on a currency rate adjusted basis, and unfavorable trade channel mix of products that adversely affected gross profit by approximately $1.5 million in the quarter.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses declined by $3.0 million, or 7.5%, in the third quarter of fiscal 2004 to $36.8 million as compared to $39.8 million in last year’s third quarter.  SG&A expenses in the current quarter expenses reflect an increase of $2.0 million for changes in currency exchange rates as compared to the third quarter of fiscal 2003.  On a constant currency basis, SG&A expenses declined by $5.0 million, or 12.5%.  The reduction in SG&A expense is largely the result of strict cost controls in the current quarter and the reduction of approximately 196 employees in SG&A staff positions for the quarter ended December 31, 2003 as compared to the same quarter in the prior year.  As a percent of sales, SG&A expense declined from 23.0% in last year’s third quarter to 21.4% in the third quarter of the current year.

Restructuring and Similar Costs

The Predecessor’s restructuring program is complete.  Restructuring costs of $0.9 million were incurred in the third quarter ended December 31, 2002 of which $0.3 million was related to severance and termination costs.  Restructuring costs expensed as incurred for the third quarter ended December 31, 2003 was $0.4 million, which was for consulting assistance in connection with the implementation of fiscal 2004’s severance program.

Curtailment Gain

In December 2003, we made significant modifications to our defined benefit pension plan covering certain U.S. employees and replaced it with a defined contribution plan.  The changes to the defined benefit plan resulted in a curtailment of the plan under FAS No. 88.  Accordingly, a pretax curtailment gain of $5.6 million was recorded in the third quarter ended December 31, 2003.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the acquisition of the Rexnord Group in November 2002, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $3.5 million in the third quarter ended December 31, 2003.  Amortization expense in the prior year’s third quarter was $1.3 million, or $2.2 million less than the current year’s third quarter because the Acquisition occurred on November 25, 2002.

Interest Expense, net

Interest expense (net of interest income) was $11.4 million in the third quarter ended December 31, 2003 compared to $7.6 million in the comparable period last year.  As described in Note 1 to the condensed consolidated financial statements, interest expense subsequent to the Acquisition includes interest costs for the $225 million of senior subordinated notes and outstanding term loans and revolver borrowings under the bank credit facility. Accordingly, our interest expense is, and will continue to be, higher than it was prior to the Acquisition.  Interest payable on the subordinated notes is 10.125% per annum and interest payable on the term loans averaged approximately 5.2% during the third quarter ended December 31, 2003.  Interest expense of the Predecessor is related to interest on borrowings from affiliates of our former parent company.

Other Income (Expense) and Income Taxes

Other income (expense), net for the third quarter ended December 31, 2003 consists of a gain on a mark-to-market adjustment on a forward exchange hedge contract of $0.3 million and management fees of $0.5 million.  The effective income tax rate for fiscal 2004 is expected to be 40%, as a result, the provision for income taxes for the third quarter of fiscal 2004 was $3.4 million compared to $5.0 million in the third quarter of fiscal 2003. The provision for income taxes decreased primarily because of the higher effective tax rate of the Predecessor for periods prior to the Acquisition.

Nine Months Ended December 31, 2003 Compared with the Nine Months Ended December 31, 2002

		Nine Months Ended December 31, 2002
			Predecessor	Combined

(in millions)	Nine Months Ended December 31, 2003	From Inception (Nov. 25, 2002) through December 31, 2002	Period From April 1, 2002 through November 24, 2002	Nine Months Ended December 31, 2002

Net sales	$505.2	$62.6	$469.3	$531.9
Cost of sales	348.5	40.5	310.5	351.0
Gross profit	156.7	22.1	158.8	180.9
Gross profit % of sales	31.0%	35.3%	33.8%	34.0%

Selling, general and administrative expenses	108.4	14.9	103.1	118.0
Restructuring and other similar costs	2.1	—	7.5	7.5
Income from litigation settlement	—	—	(2.3)	(2.3)
Curtailment gain	(5.6)	—	—	—
Amortization of intangible assets	10.4	1.1	1.1	2.2
Income from operations	41.4	6.1	49.4	55.5

Non-operating income (expense):
Interest expense	(34.1)	(4.5)	(13.0)	(17.5)
Other income (expense), net	(2.1)	(0.3)	(0.1)	(0.4)
Income before income taxes	5.2	1.3	36.3	37.6

Provision for income taxes	2.0	0.6	16.0	16.6

Net Income	$3.2	$0.7	$20.3	$21.0

Net Sales

Sales in the nine months ended December 31, 2003 were $505.2 million, a decrease of $26.7 million or 5.0%, from sales of $531.9 million during the nine months ended December 31, 2002.  Sales in the first nine months were favorably impacted approximately $23.5 million, or 4.4%, as a result of changes in currency exchange rates, principally related to the Euro, from those in effect during the first nine months of fiscal 2003.  On a constant currency basis, sales in the first nine months declined $50.2 million or 9.4% as compared to the first nine months of last year.

The poor economic environment during calendar 2003 has caused several North American industrial distributor customers to reduce the amount of inventory they hold in stock.  This reduction in inventory levels among distributors has had a negative impact on our sales through that channel in the first nine months of fiscal 2004.  Based on our own internal data and data we receive from the larger industrial distributor customers, we estimate the impact of the decline in inventory held in the distribution channel during the nine months ended December 31, 2003 contributed to approximately 41% of our overall sales decline (on a constant currency basis) in the nine-month period ended December 31, 2003 from the nine-month period ended December 31, 2002.

Sales in our aerospace and industrial chain businesses declined approximately $19 million in the nine months ended December 31, 2003 as compared to the same period in fiscal 2003.  Aerospace sales declined due to the continued contraction in the commercial airframe industry.  Industrial chain sales declined due to our decision to discontinue the manufacture of unprofitable products as well as the continued softness in the end markets of construction, forest products, agricultural equipment and cement.  Bearing and flattop chain sales declined 6.4% in the first nine months of this year as compared to the first nine months of the prior year; however, we estimate that more than two-thirds of the decline is due to inventory reduction activity by North American industrial distributors while the remaining decline was due to lower capital spending by end users and generally soft economic conditions.  Partially offsetting these factors were increased sales related to specific growth initiatives in place for both bearing and flattop chain products.   Sales of other products increased less than 2% in the first nine months of this year as compared to the same period in the prior year.

Gross Profit

Gross profit margin in the first nine months of fiscal 2004 was $156.7 million, or 31.0%, as compared to $180.9 million or 34.0% in the first nine months of last year.  The decline in gross profit was largely the result of lower sales volume of $50.2 million on a currency rate adjusted basis as well as unfavorable trade channel mix of products that adversely affected gross profit by a total of $3.0 million in the second and third quarters of this fiscal year.

SG&A Expense

SG&A expenses declined by $9.6 million, or 8.1%, in the nine months ended December 31, 2003 to $108.4 million as compared to $118.0 million in first nine months of fiscal 2003.  On a constant currency basis, SG&A expenses declined by $15.4 million, or 12.9% in the nine months ended December 31, 2003 as compared to the same period last year.  The reduction in SG&A expense is largely the result of reduced SG&A headcount and strict cost controls during the first nine months this fiscal year.

Restructuring and Similar Costs

Restructuring costs of $7.5 million were incurred in the nine months ended December 31, 2002 of which $4.1 million was related to severance and termination costs.  Restructuring costs expensed as incurred for the nine months ended December 31, 2003 was $2.1 million, which was for consulting assistance in connection with the implementation of fiscal 2004’s severance program.

Income from Litigation Settlement

We prevailed in a legal proceeding against a consulting firm for nonperformance with respect to process reengineering services the consulting firm was retained to perform for the Predecessor.  A judgment of $2.3 million was received and recorded as income in last year’s first quarter ended June 30, 2002.

Curtailment Gain

In December 2003, we made significant modifications to our defined benefit pension plan covering certain U.S. employees and replaced it with a defined contribution plan.  The changes to the defined benefit plan resulted in a curtailment of the plan under FAS No. 88.  Accordingly, a pretax curtailment gain of $5.6 million was recorded in the third quarter ended December 31, 2003.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the acquisition of the Rexnord Group in November 2002, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $10.4 million in the nine months ended December 31 2003.  Amortization expense of $2.2 million in the prior year’s nine months ended December 31, 2002 is related in part to the Predecessor’s patents.

Interest Expense, net

Interest expense was $34.1 million in the nine months ended December 31, 2003 compared to $17.5 million in the comparable period last year.  Interest payable on the senior subordinated notes is 10.125% per annum and interest payable on the term loans averaged approximately 5.2% during the nine months ended December 31, 2003.  Interest expense of the Predecessor is related to interest on borrowings from affiliates of our former parent company.

Other Income (Expense) and Income Taxes

Other income (expense), net for the nine months ended December 31, 2003 consists of a mark-to-market loss adjustment on a forward exchange hedge contract of ($1.2) million; a gain on sale of fixed assets of $0.6 million and management fees of ($1.5) million.  The effective income tax rate for fiscal 2004 is expected to be 40%, as a result, the provision for income taxes for the first nine months of fiscal 2004 was $2.0 million.  The provision for income taxes for the first nine months of fiscal 2003 was $16.6 million due primarily to higher pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Historically, we financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings from Invensys, our former parent company. Subsequent to the Acquisition, our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75 million revolving credit facility.  As of December 31, 2003, we had $15.6 million of cash and had $58 million of borrowings available to us under our revolving credit facility. At December 31, 2003 there were $7.1 million in borrowings outstanding under the revolving credit facility and, approximately $9.6 million of the facility was utilized in connection with outstanding letters of credit. The revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash provided by operating activities in the nine months ended December 31, 2003 was $10.8 million as compared to $5.3 million in last year’s comparable period.  The major sources of cash from operations for the nine months ended December 31, 2003 were: (i) $39.4 million from earnings (net income plus depreciation and amortization), and (ii) $21.9 million from a reduction in accounts receivable due in part to lower sales during the period as compared to the prior year.   The major uses of cash from operations for the nine months ended December 31, 2003 was a $44.6 million reduction in accruals and other liabilities resulting from:  (i)  $17.3 million from normal seasonal payouts of accruals including interest payable ($7.0 million), accrued compensation and benefits ($5.4 million), accrued sales rebates ($2.9 million) and accrued taxes other than income taxes ($2.0 million); (ii) $17.2 million in cash payments made in relation to plant closures, product line exits and severance liabilities; (iii) $5.6 million reduction in accrued income taxes, and  (iii) a voluntary cash contribution of $4.0 million to a U.S. pension plan.   Cash used in operating activities in last year’s first nine months included an increase in accounts receivable of $26.3 million, a reduction in accounts payable of $19.3 million and the repayment of intercompany trading balances of $8.3 million.

Capital investment is required to maintain our operations and to execute our strategy.  Cash used for capital investment was $14.0 million in the first nine months of fiscal 2004, up $0.9 million from the $13.1 million invested in the first nine months of fiscal 2003.  As the currently weak economic conditions continue, our capital investment has been limited to strategic growth projects and required maintenance.  A $10.4 million payment in final settlement of the purchase price for the Rexnord Group was paid in the first quarter of fiscal 2004.

Total debt declined $11.5 million during the nine months ended December 31, 2003, and was principally in the form of $19.0 million of voluntary early prepayments of the term loan facility.  During the first nine months of last year, the Predecessor repaid $16.2 million to its former parent company.

As of December 31, 2003 we had $569.4 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2003	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities – term loans at variable rates	$331.0	$—	$331.0
Senior Credit Facilities – revolver	7.1	—	7.1
10.125% Senior Subordinated Notes – fixed rate	225.0	—	225.0
Other Debt	6.3	2.4	3.9
	$569.4	$2.4	$567.0

The term loans require semi-annual principal payments of: $5.4 million in fiscal 2004; $7.2 million in fiscal years 2005, 2006 and 2007; $13.5 million in each of fiscal years 2008 and 2009; and $126.0 million in fiscal 2010.   As of December 31, 2003, prepayments of the term loan facility totaling $29.0 million have been made including $10.0 million during the fourth quarter ended March 31, 2003 and $19.0 million during the second quarter ended September 30, 2003.  The next scheduled term loan payment is $3.4 million due on May 31, 2005.

Our Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on us including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 30, 2005; and (iii) maximum consolidated leverage ratio of 5.35 to 1.00 through December 2003, and 5.25 to 1.00 through June 30, 2004. The Credit Agreement is guaranteed by RBS Global, Inc. and Rexnord Corporation’s domestic subsidiaries and is secured by substantially all of the domestic guarantors’ real and personal property.  We are required under the Credit Agreement to make mandatory prepayments of our loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of our excess cash flow, as defined.  We estimate that as of December 31, 2003, additional indebtedness of approximately $37 million could be incurred under the revolving credit portion of our Credit Agreement.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including the senior subordinated notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We may, however, need to refinance all or a portion of the principal amounts of the senior subordinated notes on or prior to maturity.

We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities and the senior subordinated notes, on commercially reasonable terms or at all.

ITEM 3.                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We are exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates.  The exposure to these risks is managed through a combination of normal operating and financing activities and forward exchange contracts to cover known foreign exchange transactions.  All of our financial instruments that are sensitive to market risk are entered into for trading purposes.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation has outstanding borrowings of $331.0 million at December 31, 2003. Borrowings under the Credit Agreement are secured by substantially all of our assets.  At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.75% plus the Base Rate, or (ii) 4.00% plus the Eurodollar Rate. At December 31, 2003, the term loans bear interest at 5.20% and $7.1 million of revolving credit facility loans bear interest at 6.50%. Our results of operations are affected by changes in market interest rates on these short-term obligations. An increase in the interest rate of 1.00% on our variable rate debt would have increased our annual interest cost by $3.3 million.

We had outstanding fixed rate long-term debt obligations with carrying values of $225.0 million at December 31, 2003. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

ITEM 4.                                  CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2003.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                  LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained on page 12 in Item 3, Legal Proceedings, and on pages 52 and 53 in Note 15 to Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.  Management believes that at December 31, 2003, there has been no material change to this information.

ITEM 6.                                  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

	Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

	Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

	Exhibit 32	Written statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2003.

The Company furnished a current report on Form 8-K dated November 12, 2003 with respect to announcing financial results for the second quarter ended September 30, 2003 (Item 12).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC. and
REXNORD CORPORATION

Date:	February 11, 2004	By:	/s/ Thomas J. Jansen
		Name:	Thomas J. Jansen
		Title:	VP Finance and Chief Financial Officer