Form 10-K
period 2004-03-31
REXNORD CORP; RBS GLOBAL INC
filed 2004-06-15
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

As of May 30, 2004, 3,595,001 shares of RBS Global, Inc. common stock, $0.01 par value, were outstanding.  There is no trading market for the common stock of RBS Global, Inc.  No shares of RBS Global, Inc. were held by non-affiliates.

As of May 30, 2004, 1,000 shares of Rexnord Corporation common stock, $0.01 par value, were outstanding.  There is no trading market for the common stock of Rexnord Corporation.  No shares of Rexnord Corporation were held by non-affiliates.

PART I

ITEM 1.                                                   BUSINESS.

RBS Global, Inc. (a Delaware corporation) is the parent company of Rexnord Corporation (a Delaware corporation), a holding company, which owns several domestic and foreign subsidiaries. On November 25, 2002, pursuant to a Stock Purchase Agreement between RBS Acquisition Corporation and Invensys plc (Invensys) and certain of its affiliates, RBS Acquisition Corporation acquired the net assets of the Rexnord Group (the Predecessor) for cash (the Acquisition). RBS Acquisition Corporation is a wholly owned subsidiary of Rexnord Corporation.

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

Unless otherwise noted, references to the Company, we, us and our, refer to RBS Global, Inc. and its subsidiary Rexnord Corporation, and its subsidiaries.  Our fiscal year is the year ending March 31 of the corresponding calendar year.  For example, our fiscal year 2004, or fiscal 2004, means the period from April 1, 2003 to March 31, 2004. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition resulted in a new basis of accounting for the Company.  In some cases, for ease of comparison purposes, financial data for the period from inception, November 25, 2002, through March 31, 2003 has been added to financial data of the Predecessor for the period from April 1, 2002 through November 24, 2002, to arrive at a 12-month combined period ended March 31, 2003.  This combined data may be referred to herein as fiscal year 2003, fiscal 2003 or 2003.

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

Our Company

We are one of the leading manufacturers of highly-engineered mechanical power transmission components. Our product portfolio includes flattop chain and modular conveyer belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. Because of our innovative product design, premium products, brand reputation and long history of reliability, we have achieved a significant share in many of the markets we serve. Our products are used in the plants and equipment of companies in diverse industries, including food and beverage, energy, aerospace, forest products, cement and construction. We have a large and growing installed base of products consisting primarily of moving, wearing components that are consumed in use and have a predictable replacement cycle. In addition, due to the complexity of our customers’ manufacturing operations and the high cost of process failures, our customers have demonstrated a strong preference to replace their worn Rexnord products with new Rexnord products. This replacement dynamic drives recurring replacement sales, which we refer to as aftermarket sales, that we estimate accounted for approximately 50% of our North American sales in fiscal 2004 (excluding special components).

We manufacture what we believe to be the broadest product portfolio of mechanical power transmission products in the industry in our 33 manufacturing facilities located around the world. Our products are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products. As of March 31, 2004 we had approximately 4,890 employees, approximately 240 of whom are field sales persons who market and sell our products to over 2,000 original equipment manufacturers worldwide and to more than 400 industrial distributors. Our industrial distribution customers resell our products through over 1,900 distributor branches throughout the United States.

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

Products

The Company’s principal product is mechanical power transmission components. A description of the various types of mechanical power transmission components follows below:

Flattop Chain

Our flattop chain is a highly-engineered conveyor chain that provides a smooth continuous conveying surface that is critical to high-speed operations such as those used to transport cans and bottles in beverage-filling operations, and is primarily sold to the food and beverage, consumer products and parts processing industries. Flattop chain products need to be replaced every 2 to 3 years on average. We manufacture our flattop chain products in our manufacturing facilities in Wisconsin, Puerto Rico, Italy and the Netherlands.  Our primary flattop chain products include:

•                  TableTop® chain. We believe we are the leading manufacturer of unit link flattop chain, which we market as our TableTop® chain. Although unit link flattop chain was originally available only in metal, today we ship more plastic chain than metal as metal unit link flattop chain has been gradually replaced with plastic chain. We believe that we maintain the industry’s largest product portfolio of both plastic and metal unit link flattop chain.

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

 Competition.  Our principal competitors include Intralox, Inc., System Plast S.p.A. and Habasit A.G. In addition, regional manufacturers with limited product offerings service portions of the remaining market.

Industrial Bearings

 Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. These products are primarily sold for use in the forest products, construction equipment, and agricultural equipment industries. Industrial bearings are sold either mounted or unmounted. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. Bearings have an average replacement cycle of 1 to 2 years. We estimate that because of the large installed base of products and our distributor relationships, our aftermarket sales of industrial bearings products comprise more than half of our overall industrial bearings sales. We manufacture our industrial bearings products in our facilities in Indiana, Tennessee, Michigan and Illinois. Operations at our facilities in Indiana, Michigan and Illinois are ISO 9001 quality certified, and our operations at our Tennessee facility are QS 9000 quality certified. Our primary industrial bearings products include:

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

 Market.  We are one of the leading U.S. producers of mounted bearings. Market competition in the bearings industry is based primarily on cost, quality, on-time delivery and market access.

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

•                  Rolling element airframe bearings (Shafer® bearing). We believe we are a leading supplier of rolling element airframe bearings. We also provide technical service, product development and testing, and have achieved a strong position in the high performance oscillating bearing market. Shafer® roller bearings provide low friction, high load carrying capabilities and internal self-alignment and are used in landing gear, flight control systems and door systems.

•                  Slotted-entry and split-ball sliding bearings (PSI® bearing). We believe we are a leading supplier of slotted-entry and split-ball sliding bearings. Slotted-entry bearings are utilized because of their reduced weight, smaller size and design flexibility, and are used primarily in landing gears, flight control systems and engine mounts. Split-ball sliding bearings are used for their unidirectional axial load capabilities, additional total bearing area, high capacity and greater stiffness, and are found in secondary control systems, such as slats and flaps, as well as applications such as landing gear retract actuators, and fixed end of flight control actuators. We also manufacture split-race bearings, used in landing gears where high load and stiffness are required, which provide equal axial load capabilities in either direction allowing more total bearing area, capacity and ease of installation and replacement.

•                  Aerospace seals (Cartriseal®). We manufacture aerospace seals, turbine gearbox and accessory equipment seals, and small turbine mainshaft seals and refrigeration compressor seals. We also manufacture contacting face seals and non-contacting, or lift off, face seals, circumferential seals and specialty seals used in gas turbine engines, gearboxes, auxiliary power units, accessory equipment, refrigeration compressors, industrial turbines and compressors.

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

 Customers.  We sell our aerospace products to original equipment manufacturers, distributors and the U.S. government. The majority of our sales across these three business units are to engine and airframe original equipment manufacturers.  Our largest aerospace customers include Boeing, Airbus, GE Aerospace and Gulfstream.

 Competition. Our primary competitors include Minebea, MRC Bearings, Inc., McKechnie Ltd., Kaydon Corporation and Perkin-Elmer, Inc.

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

 Customers.  Stearns has a network of over 500 distributors servicing customers in numerous industries, including material handling, cranes, servomotors and actuators, conveyors, and single-phase motor manufacturers. Key Stearns customers include Baldor, General Electric, Reliance Electric Company, U.S. Electrical Motors, and W.W. Grainger, Inc. Approximately 75% of W.M. Berg’s sales are made to original equipment manufacturers with the remaining sales going through distribution. Key original equipment manufacturer customers include Applied Materials, Celestron, Cessna Aircraft, Cross Match Technologies, Inc. and Guidant Corporation. W.M. Berg’s primary distributors include Applied Industrial Technologies, Kaman and Motion Industries. For fiscal year 2004, the majority of Highfield’s sales were made to wholesalers, utilities and installers. Some of Special Components key customers include Baldor Electric, Cessna Aircraft, Consolidated Edison, the U.S. Motors division of Emerson Electric and Peoples Energy.

 Competition.  We compete against a wide variety of niche manufacturers in each of our respective markets. These markets are highly fragmented.

Couplings and Gears

Couplings are primarily used in high-speed, high torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Gearsets and gearboxes are used to reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. Our couplings and gears are sold to a variety of end-markets, including the chemical, petrochemical, food, steel, forest products and pulp and paper industries. Our couplings are manufactured in our facilities in Nebraska, Pennsylvania, Wisconsin, France and Germany. Our gear products are manufactured in our facilities in Louisiana, Pennsylvania, Texas, Virginia, China and Germany.

Couplings are comprised of our Flexible Disc and Elastomeric product lines and are sold under the Thomas®, Omega®, Rex® Viva®, Rex®, Addax® and ModulFlex® brand names. Our gear products are sold under the Rex®, Link-Belt® and Prager™ brand names.

•                  Flexible Disc. Flexible Disc couplings are non-lubricated, metal flexing couplings that are used for the transmission of torque and the accommodation of shaft misalignment. Our flexible disc couplings are sold under the Thomas® and ModulFlex® brands.

•                  Elastomeric. Elastomeric couplings are flexible couplings ideal for use in industrial applications such as pumps, compressors, blowers, mixers and many other drive applications and are marketed under the Rex Omega™ and Rex Viva® brands.

•                  Gears. Our primary gear products are the S-3, Planetgear™, the Link-Belt® Model R, the Link-Belt® PIV and Link-Belt® shaft mount models. These products are sold primarily to the forest products and beverage industries.

•                  Service. Prager™ is our gearbox repair service company that has a manufacturing facility dedicated to the aftermarket.

 Market.  The $2.5 billion gear market in which we participate is both competitive and fragmented, with the top three competitors accounting for less than 40% of the market in fiscal 2004. Although there is no dominant competitor, industry participants are often regionally focused and produce a limited range of niche products. The couplings market is estimated at approximately $1.0 billion in annual sales and generally follows the investment cycles of the industries it supplies. Global demand for couplings is split approximately equally between North America, Europe and the rest of the world. The couplings market is split between dry couplings and wet couplings. Although we are a supplier of coupling and gear products that are used in the infrastructure of automotive plants and facilities, we are not a supplier of automotive parts and, as a result, the mechanical power transmission industry which we primarily serve does not encompass the sale of such parts.

 Customers.  We sell our couplings and gearsets and gearboxes to a variety of customers in several end-markets, including the chemical, petrochemical, food, steel, forest products and pulp and paper industries. Due to the high number of customized application in the couplings market, couplings are our only mechanical power transmission product group to have a greater percentage of sales through the original equipment manufacturer channel than in the aftermarket. Our key original equipment manufacturer customers for couplings and gearsets and gearboxes included ABB Robotics, Astec, Atlas Copco, Stamler Machine and the Carrier Division of United Technologies.

 Competition.  The market for couplings is fragmented with numerous manufacturers. Our primary competitors are Lovejoy, Inc., MetaStream (a unit of John Crane), TB Woods Corporation, Kop-Flex (a unit of Emerson) and United Technologies’ Falk Corporation. The market for geared products is both large and fragmented. Our competitors include Flender Corporation, Rockwell, SEW and United Technologies’ Falk Corporation.

Industrial Chain

Our industrial chain products are manufactured in our facilities in Wisconsin, Germany and Brazil. These products are used in various applications in numerous industries, including food and food processing, beverage and container, construction and agricultural equipment, hydrocarbon processing and cement and metals processing. Our primary industrial chain products include:

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

 Market.  The roller chain market is principally comprised of commodity products, manufactured to accommodate industry standards and specifications that are available from numerous sources. We believe we have a leading position in the North American market for engineered chain.

 Customers.  We market and sell our industrial chain products directly to original equipment manufacturers and distributors. In addition, we maintain a sales force that works directly with end-users, including Astec, Caterpillar, Charles Machine Works and Stamler.

 Competition.  Our primary competition within the North American roller chain market is Emerson Power Transmission and Tsubakimoto, while our primary competition in the North American engineered chain market is Renold and Tsubakimoto. Our primary foreign competitors for both markets include Sedis S.A., Kettenwulf and Daido.

Distribution

Our mechanical power transmission components are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products. With over 1,900 distributor locations in North America, our distributors provide us with one of the most extensive distribution networks in the industry.

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

Our products are moving, wearing components that are consumed in use and require replacement and, as a result, give rise to an on-going aftermarket opportunity. Because customers have demonstrated a preference for replacing worn Rexnord products with new Rexnord products, our broad installed base of product encourages strong end-user demand and makes our portfolio both valuable and attractive to our distributor network.

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

The majority of our new product development begins with discussions and feedback from our customers. We have a team of over 200 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. If the product engineers require additional support or specialty expertise, they can call upon additional engineers and resources from Rexnord Technical Services.  Rexnord Technical Services is a group comprised of approximately 27 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.

Operations

Rexnord Business System

The goal of the Rexnord Business System is the elimination of waste from every business process. This operational excellence initiative has been and will continue to be implemented at all operating levels in order to reduce lead times and improve cash flow. The Rexnord Business System encompasses a lean enterprise strategy, the goals of which include improvement of inventory management, customer delivery, plant utilization and a lower cost structure. As a result of the Rexnord Business System, our operations have improved over the past two years with a 13% inventory reduction and a 33% improvement in on-time delivery performance. In particular, we are transforming our manufacturing process from a typical batch system to a lean manufacturing system, which is based on the pursuit of the elimination of waste from every business process with the ultimate goal of providing world class quality, delivery, and service to customers while maximizing the quality of earnings and return on investment. To achieve this transformation, we have trained a team of over 150 employees to implement value stream mapping, improve process flow and productivity, roll out key Six Sigma initiatives and implement electronic supplier Kanbans to improve production, lead times and reduce inventory. Six Sigma is a process output variation of no more than plus or minus six standard deviations between the mean and the nearest specification limit. Six standard deviations equates to only 3.4 defects per million opportunities for each product or service transaction. Kanbans is a system that allows a company to manufacture a product or order supplies as needed. The system reduces production lead times, amount of inventory required, and subsequently, costs in high volume production lines.

In addition, as part of the Rexnord Business System, we initiated a strategic sourcing program to reduce the number of suppliers and lower the cost of purchased materials. With this program we intend to reduce significantly the number of direct and indirect suppliers we use.

Going forward, we will continue to redefine our manufacturing processes and implement our lean transformation initiatives. Our near-term targets for improvement include additional reductions of inventory, an improvement of on-time delivery and a significant improvement in quality.

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

Some of our trademarks include: Rex®, Link Belt®, MB®, Duralon®, Thomas®, Omega®, Rex® Viva®, Addax®, ModulFlex®, Shafer® Bearing, PSI® Bearing, Cartriseal®, Planetgear™ and Prager™.

Backlog

The Company’s backlog of unshipped orders was $133.1 million and $123.0 million at March 31, 2004 and 2003, respectively.

Employees

As of March 31, 2004, we had approximately 4,890 employees, of whom 3,239 were employed in the United States and 1,651 were employed abroad. Approximately 750 of our North American employees are represented by labor unions. The four U.S. collective bargaining agreements to which we are a party will expire on August 15, 2004, July 28, 2005, September 30, 2006 and April 1, 2008.  Additionally, approximately 23% of our workforce is employed in Europe where trade union membership is common. The Company believes it has a good relationship with its employees including those represented by labor unions.

ITEM 2.                                                   PROPERTIES.

We currently maintain 33 manufacturing facilities, 25 of which are located in North America, six in Europe, one in South America and one in Asia. With the exception of one plant located in Downers Grove, Illinois each of our facilities is dedicated to the manufacture of a single product line. Each of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.  We estimate our overall capacity utilization is approximately 70%.

We own and lease facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal manufacturing facilities:

Location	Owned/ Leased	Square Footage	Products Manufactured

West Milwaukee, Wisconsin	Owned Owned	370,000 40,000	Industrial Chain Held for lease
Milwaukee, Wisconsin	Leased	100,000	Special Components
New Berlin, Wisconsin	Owned	54,000	Couplings and Gears
Grafton, Wisconsin	Owned	95,000	Flattop Chain and Industrial Chain
Downers Grove, Illinois	Owned Owned	210,000 38,000	Industrial Bearings Aerospace Bearings and Seals
Wheeling, Illinois	Owned	83,000	Aerospace Bearings and Seals
Benton Harbor, Michigan	Leased	30,000	Industrial Bearings
Lincoln, Nebraska	Leased	54,000	Couplings and Gears
Indianapolis, Indiana	Owned	554,000	Industrial Bearings
Simi Valley, California	Leased	37,000	Aerospace Bearings and Seals
Clinton, Tennessee	Owned	177,000	Industrial Bearings
Morganton, North Carolina	Owned	242,000	Held for sale
Deer Park, Texas	Leased	16,000	Couplings and Gears
New Orleans, Louisiana	Owned Leased	83,000 32,000	Couplings and Gears Couplings and Gears
Stuarts Draft, Virginia	Owned	93,000	Couplings and Gears
Horsham, Pennsylvania	Leased	80,000	Couplings and Gears
Long Island, New York	Leased Owned	20,000 9,000	Special Components Special Components
Bridgeport, Connecticut	Owned	32,000	Special Components
Warren, Pennsylvania	Owned	100,000	Couplings and Gears
Los Llanos and Coamo, Puerto Rico	Owned Leased	35,000 11,000	Flattop Chain Flattop Chain
Sao Leopoldo, Brazil	Owned	77,000	Flattop Chain and Industrial Chain
Correggio, Italy	Owned	120,000	Flattop Chain
Raon L’etape, France	Owned	217,000	Couplings and Gears
Betzdorf, Germany	Owned	179,000	Industrial Chain
Dortmund, Germany	Owned	54,000	Couplings and Gears
Gravenzande, Netherlands	Leased	110,000	Flattop Chain
Hameln, Germany	Leased	374,000	Couplings and Gears
Changzhou, China	Owned	206,000	Couplings and Gears

ITEM 3.                                                   LEGAL PROCEEDINGS.

We are, from time to time, party to various routine legal proceedings arising out of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, we are being indemnified by our former parent company, Invensys, against certain legal matters in existence prior to the consummation of the Acquisition. Specifically, Invensys is indemnifying us for environmental matters related to our facilities in Downers Grove, Illinois. Prior to the Acquisition, in August of 2002, the United States Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to certain groundwater contamination found under the Downers Grove facility and the surrounding community. Invensys met with EPA and the state as part of a group of potentially responsible parties who are addressing the groundwater contamination and who have agreed to make available connections to the public water supply for any residents in the relevant area. This group of parties has agreed to fund remedial activities to address contaminated sites, potentially including our facility, which may be contributing to the groundwater contamination. Invensys, on behalf of the Company, has agreed to provide $273,000 of that fund under an interim allocation. Based on our review of publicly available financial information and the indemnification provisions contained in the stock purchase agreement, we expect to be fully reimbursed by Invensys for any liability arising from this matter.

A more detailed discussion of other legal matters appears in Note 14 of Notes to Consolidated Financial Statements.

ITEM 4.                                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2004.

PART II

ITEM 5.                                                   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)                      Market Information

No trading market for our common stock currently exists.

(b)                      Dividends

We did not pay dividends in the period from inception, November 24, 2002, through March 31, 2004, on our common stock and it is our current policy to retain earnings to repay debt and finance our operations. In addition, our credit facility significantly restricts the payment of dividends on common stock.

(c)                      Holders

As of June 10, 2004, there were 9 holders of record of the common stock of RBS Global, Inc.  RBS Global, Inc. is the sole shareholder of Rexnord Corporation’s common stock.

(d)                      Securities Authorized for Issuance under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” located elsewhere in this report.

ITEM 6.                                                   SELECTED FINANCIAL DATA.

The following summary selected historical financial information is based on our consolidated financial statements included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.  The Statement of Operations Data, Other Data and Balance Sheet Data are derived from our audited financial statements.  Separate historical financial information of Rexnord Corporation is not presented because the senior subordinated notes are guaranteed by RBS Global, Inc. and all direct and indirect subsidiaries of Rexnord Corporation and because RBS Global, Inc. has no significant operations or assets separate from its investment in Rexnord Corporation.

			Predecessor Basis of Accounting (1)
	Fiscal Year Ended March 31	Period From November 24, 2002 through March 31,	Period From April 1, 2002 through November 24,	Fiscal Year Ended March 31,
(dollars in millions)	2004	2003	2002	2002	2001	2000

Statement of Operations Data:
Net Sales	$712.8	$252.5	$469.3	$722.2	$801.3	$854.0
Cost of Sales (2)	485.4	162.1	310.5	477.1	485.9	543.4
Gross Profit	227.4	90.4	158.8	245.1	315.4	310.6
Selling, General and Administrative Expenses	148.1	52.9	103.1	146.2	157.1	153.1
Restructuring and Other Similar Costs	2.6	—	7.5	55.9	21.8	10.6
Curtailment Gain	(6.6)	—	—	—	—	—
Income from Litigation Settlement	—	—	(2.3)	—	—	—
Amortization of Intangible Assets	13.9	4.6	1.1	18.8	18.5	18.9
Income from Operations	69.4	32.9	49.4	24.2	118.0	128.0
Net Interest Expense	(45.4)	(16.3)	(13.0)	(24.0)	(37.4)	(37.5)
Other Income (Expense), Net	(1.1)	(0.5)	(0.1)	0.9	0.1	1.6
Income Before Income Taxes	22.9	16.1	36.3	1.1	80.7	92.1
Provision for Income Taxes	8.7	6.5	16.0	9.6	37.0	45.2
Net Income(Loss)	$14.2	$9.6	$20.3	$(8.5)	$43.7	$46.9

Other Data:
EBITDA (3)	$113.7	$47.2	$73.5	$77.7	$171.1	$182.7
Net Cash Provided By (Used For)
Operating Activities	45.0	51.1	(27.0)	66.0	75.6	169.4
Investing Activities	(30.7)	(920.0)	(11.2)	(14.6)	(33.3)	(40.3)
Financing Activities	(31.2)	906.3	16.4	(52.2)	(49.8)	(142.9)
Depreciation and Amortization	45.4	14.8	24.2	52.6	53.0	53.1
Capital Expenditures	22.1	6.9	11.8	21.7	33.7	41.7

			Predecessor Basis of Accounting (1)
	March 31,		March 31,
(dollars in millions)	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash	$21.8	$37.2	$21.6	$22.3	$27.3
Working Capital (4)	133.8	147.6	110.1	127.5	129.4
Total Assets	1,299.1	1,314.2	1,183.4	1,287.3	1,318.4
Total Debt (5)	550.8	580.5	412.9	464.2	497.2
Stockholders’ Equity	399.1	375.0	477.3	488.2	473.9

(1)          Consolidated financial data as of March 31, 2004 and 2003 and for fiscal 2004 and the period from November 25, 2002 (the date of the Acquisition) through March 31, 2003 reflect the fair value of assets acquired and liabilities assumed in connection with the Acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Acquisition. The financial data for periods prior to November 25, 2002 are presented for comparative purposes and consist of the combined historical financial data of the wholly-owned subsidiaries of Invensys plc and its affiliates that were acquired by RBS Acquisition Corporation and other affiliated purchasers in the Acquisition (“Predecessor Basis of Accounting”).

(2)          During the years ended March 31, 2002, 2001 and 2000, the Predecessor revised its methodology for capitalizing overhead costs into inventory.  As a result of these changes, cost of sales in the years ended March 31, 2002, 2001 and 2000 decreased by $3.8 million, $19.1 million and $4.8 million, respectively.

(3)          EBITDA represents earnings before interest, taxes, depreciation and amortization.  EBITDA is presented because management believes it is an important supplemental measure of performance and it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is also useful to investors in evaluating the performance of issuers of “high-yield” debt securities because it is a common measure of the ability to meet debt service obligations. Other companies in our Industry may calculate EBITDA differently.  EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.  Because EBITDA is calculated before recurring cash charges including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business.  A reconciliation of Net Income (Loss) to EBITDA is as follows:

			Predecessor Basis of Accounting (1)
	Fiscal Year Ended March 31	Period From November 24, 2002 through March 31,	Period from April 1, 2002 through November 24,	Fiscal Year Ended March 31,
(dollars in millions)	2004	2003	2002	2002	2001	2000

Net Income (Loss)	$14.2	$9.6	$20.3	$(8.5)	$43.7	$46.9
Interest Expense, net	45.4	16.3	13.0	24.0	37.4	37.5
Provision for Income Taxes	8.7	6.5	16.0	9.6	37.0	45.2
Depreciation and Amortization	45.4	14.8	24.2	52.6	53.0	53.1
EBITDA	$113.7	$47.2	$73.5	$77.7	$171.1	$182.7

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

The following discussion of our financial condition and results of operations should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included elsewhere in Item 8.  Our fiscal year is the year ending March 31 of the corresponding calendar year.  For example, our fiscal year 2004, or fiscal 2004, means the period from April 1, 2003 to March 31, 2004. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition resulted in a new basis of accounting for the Company.  In some cases, for ease of comparison purposes, financial data for the period from inception, November 25, 2002, through March 31, 2003 has been added to financial data for the period from April 1, 2002 through November 24, 2002, to arrive at a 12-month combined period ended March 31, 2003.  This combined data may be referred to herein as fiscal year 2003, fiscal 2003 or 2003.

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

In recent years, we have increased our manufacturing focus on highly-engineered products, rather than lower margin commodity products or products with commodity-like qualities. On the other hand, we do continue to manufacture roller chain in Europe. We are continuing to explore outsourcing opportunities for components where high-quality, low-cost sourcing alternatives are available.

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

We accounted for the Acquisition using the purchase method of accounting and accordingly, the Acquisition resulted in a new basis of accounting for us. We allocated the purchase price on the basis of fair values of the underlying assets acquired and liabilities assumed. Based on a valuation by third party professionals retained by us, a significant portion of the purchase price was allocated to our trademarks and tradenames, a covenant not to compete, patents and our distribution network. We also retained third party professionals to assist in the determination of the fair value of our property, plant and equipment as well as pension and post-retirement obligations. The excess of the total purchase price over the value of our assets at closing was $582.1 million and has been allocated to goodwill, and this indefinite lived asset is subject to annual impairment review. The test for impairment was conducted in the fourth quarter of our fiscal 2004 and no impairment was found for any reporting unit.

Financial Statement Presentation

The following paragraphs provide a brief description of certain items that appear in our financial statements and general factors that impact these items.

Net Sales.  Net sales represent gross sales less deductions taken for sales returns and allowances and incentive rebate programs.

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

The largest component of our cost of sales is cost of materials, which represented approximately 27% of net sales in fiscal 2004. The principal materials used in our manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.

The next largest component of our cost of sales is direct and indirect labor, which represented approximately 26% of net sales in fiscal 2004. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends. As we continue to implement the Rexnord Business System with the goal of eliminating waste from business processes at all business levels, including labor input, we expect that any productivity gains from the Rexnord Business System will help to offset inflationary price pressure on labor and benefit costs.

 Selling, General and Administrative Expenses.  Selling, general and administrative expense primarily includes sales and marketing, finance and administration, engineering and technical services and distribution. Our major cost elements include salary and wages, fringe benefits, pension and post-retirement benefits, insurance, depreciation, advertising, travel and information technology costs.

Recent Cost Savings Initiatives

We have undertaken significant cost savings initiatives over the last several years to reduce our overall cost base and improve our EBITDA margins, including the implementation of the Rexnord Business System which includes the implementation at all operating levels of a lean enterprise strategy designed to eliminate waste, improve inventory management, customer delivery and plant utilization and to further improve our cost structure. As a result of the Rexnord Business System, our operations improved during fiscal 2003 and 2004 with a 13% inventory reduction and a 33% improvement in on-time delivery performance. Our lean enterprise strategy focuses on better utilizing our manufacturing cost base by consolidating production volumes and eliminating duplicate costs.

In reaction to soft underlying market conditions in manufacturing and industrial production in the U.S. during most of calendar 2002 and 2003, we lowered our fixed and variable costs by significantly reducing employment levels.  Overall employment was reduced by 7.5% or 395 positions during fiscal 2004 including 165 production employees and 230 overhead and manufacturing staff positions.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.

We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

Revenue recognition.  Sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. Because we enter into sales rebate programs with some of our customers, which require us to make rebate payments to them from time to time, we estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns. These estimates are based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during fiscal 2004 and for the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the fiscal year ended March 31, 2002 was less than 0.5% of net sales. Other than our standard one-year product warranty, there are no post-shipment obligations.

Inventory.  We value inventories at the lower of cost or market. Cost of certain domestic inventories are determined on a last-in, first-out (LIFO) basis. Cost of the remaining domestic inventories and all foreign inventories was determined on a first-in, first-out (FIFO) basis. In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total market write-down of inventories charged to expense was $1.5 million, $0.4 million, $1.6 million and $2.7 million during the fiscal year ended March 31, 2004, the periods from November 24, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the fiscal year ended March 31, 2002, respectively. Management anticipates future annual market write-down of inventories to be in the range of 0.25% of sales annually.

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

As described in Note 1 to the Consolidated Financial Statements, the excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired of $582.1 million has been allocated to goodwill.  In accordance with SFAS No. 142, this goodwill will not be amortized and is reviewed annually for impairment.  The test for impairment was conducted in the fourth fiscal quarter of the year ended March 31, 2004 and no impairment was found for any reporting unit.

The Company is expected to recognize amortization expense of $13.9 million in each of the fiscal years ended March 31, 2005 and 2006; $10.0 million in the fiscal year ended March 31, 2007, $2.5 million in the fiscal year ended March 31, 2008 and $2.4 million in the fiscal year ended March 31, 2009.

As a result of the Acquisition, the intangible and tangible fixed assets were restated to their fair value in accordance with purchase accounting as prescribed by SFAS 141.

 Retirement benefits.  Pension obligations are actuarially determined and are affected by assumptions including discount rate and assumed annual rate of compensation increase for plan employees, among other assumptions. Changes in discount rate and differences from actual results for each assumption as well as the actual return on plan assets compared to the expected rate of return on plan assets will affect the amount of pension expense we recognize in future periods.  As of March 31, 2004, our pension plans had benefit obligations of $222.0 million as compared to plan assets of $128.0 million. Approximately $37.0 million of the total $94.0 million of benefit obligations in excess of plan assets is related to plans of our foreign subsidiaries, principally in Germany, where such plans are typically not funded.

As of the Acquisition date, liabilities associated with our pension and post-retirement obligations were restated to their fair value in accordance with purchase accounting as prescribed by SFAS 141. In connection with this prescribed fair value accounting for pensions and post-retirement obligations and in reaction to the reduction in market interest rates, we revised certain of the significant assumptions used in the determination of benefit obligations and net periodic benefit cost.  As of the Acquisition date we reduced the average discount rate used to calculate the present value of benefit obligations from 7.30% to 6.55% and reduced the estimated return on plan assets from 10.00% to 9.00%.  Interest rates continued to decline during fiscal 2004 and, as a result, on March 31, 2004, after consultation with our investment and actuarial consultants, we further reduced the discount rate and expected return on plan assets to 6.07% and 8.50%, respectively.

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

	2004	2003			2002
		Company	Predecessor	Combined
(in millions)	Fiscal Year Ended March 31, 2004	From Inception (November 25, 2002) through March 31, 2003	Period From April 1, 2002 through November 24, 2002	Year Ended March 31, 2003	Fiscal Year Ended March 31, 2002

Sales	$712.8	$252.5	$469.3	$721.8	$722.2
Gross profit	227.4	90.4	158.8	249.2	245.1
Gross profit % of sales	31.9%	35.8%	33.8%	34.5%	33.9%

Selling, general & administrative expenses	148.1	52.9	103.1	156.0	146.2
Restructuring and other similar costs	2.6	—	7.5	7.5	55.9
Curtailment gain	(6.6)	—	—	—	—
Income from litigation settlement	—	—	(2.3)	(2.3)	—
Amortization of intangible assets	13.9	4.6	1.1	5.7	18.8

Income from operations	69.4	32.9	49.4	82.3	24.2
% of sales	9.7%	13.0%	10.5%	11.4%	3.4%

Interest expense, net	(45.4)	(16.3)	(13.0)	(29.3)	(24.0)
Other income (expense)	(1.1)	(0.5)	(0.1)	(0.6)	0.9

Income before income taxes	22.9	16.1	36.3	52.4	1.1
Provision for income taxes	8.7	6.5	16.0	22.5	9.6

Net income (loss)	$14.2	$9.6	$20.3	$29.9	$(8.5)

Year Ended March 31, 2004 Compared with the Year Ended March 31, 2003

Net Sales.  Sales in fiscal 2004 were $712.8 million, a decrease of $9.0 million or 1.2%, from last year’s sales of $721.8 million.  Sales in the current year were favorably impacted by $34.1 million, or 4.8%, as a result of changes in currency rates, principally related to the Euro, from those in effect during fiscal 2003.  On a constant currency basis, sales in fiscal 2004 declined by $43.1 million or 6.0% from the prior year.

During most of calendar 2003, the poor economic environment caused several North American industrial distributor customers to reduce the amount of inventory they hold in stock.  This reduction in inventory levels among distributors had a negative impact on our sales through that channel in the first three quarters of fiscal 2004.  Based on our own internal data and data we receive from the larger industrial distributor customers, we estimate the impact of the decline in inventory held in the distribution channel during fiscal 2004 contributed to approximately one-third of our overall sales decline of $43.1 million (on a constant currency basis) from fiscal 2003.

During fiscal 2004, declines in our aerospace and industrial chain product sales represented approximately one-half of our total sales decline on a constant currency basis.  Aerospace sales declined due to the continued contraction in the commercial airframe industry and industrial chain sales declined due to our decision to discontinue the manufacture of unprofitable products as well as the continued softness in the end markets of construction, forest products, agricultural equipment and cement throughout most of the fiscal year.  For the fiscal year 2004, industrial bearing and flattop chain sales were down slightly from fiscal 2003.  Sales of our gear and coupling products declined in fiscal 2004 by approximately 5% as compared to fiscal 2003 due to softness in key end markets of forest products and energy for most of the year.  Sales of our products from our European businesses during fiscal 2004 increased over fiscal 2003 due primarily to the increase in the Euro exchange rate.  Sales of our remaining power transmission products and special components during fiscal 2004 were comparable to the prior year.

The economic environment began to improve during the latter half of our third fiscal quarter and order rates began to increase in nearly all of our product lines.  This improvement continued into the fourth quarter and resulted in sales of $207.6 million in the fourth quarter, an increase of $17.7 million or 9.3% over fourth quarter sales of $189.9 million in the prior year.  As was the case in the first three quarters of fiscal 2004, fourth quarter sales were aided by changes in exchange rates which contributed $10.6 million of the $17.7 million sales increase.  On a constant currency basis, sales in the fourth quarter of fiscal 2004 increased by $7.1 million or 3.8% from the fourth quarter of the prior year.

Gross Profit.  Gross profit margin in fiscal 2004 was 31.9%, down from 34.5% in fiscal 2003 and 33.9% in fiscal 2002. The decline in gross profit was largely the result of lower sales volume of $43.1 million on a currency rate adjusted basis, and unfavorable trade channel mix of products that adversely affected gross profit by approximately $3.0 million for the year.  Margins in fiscal 2003 benefited from a slightly improved product mix and, in general, the impact of inflationary price increases in labor, benefits, raw material and factory overhead costs were offset by price increases and productivity improvements.

Selling, General and Administrative Expenses (“SG&A”).   SG&A expenses declined by $7.9 million, or 5.1%, in fiscal 2004 to $148.1 million as compared to $156.0 million in fiscal 2003.  However, SG&A expenses were also affected by changes in currency exchange rates which had the impact of increasing SG&A expenses by $7.9 million in fiscal 2004 as compared to fiscal 2003.  On a constant currency basis, SG&A expenses declined by $15.8 million, or 10.1% in 2004.  The reduction in SG&A expense was largely the result of a reduction of approximately 165 employees in SG&A staff positions during the year as compared to the prior year and strict cost controls.  As a percent of sales, SG&A expense declined from 21.6% in fiscal 2003 to 20.8% in fiscal 2004.

Restructuring and Similar Costs.  The Predecessor’s restructuring program is complete.  Restructuring costs related to severance and other termination costs of $2.6 million were incurred during fiscal 2004 compared to $7.5 million in fiscal 2003. Restructuring costs in fiscal 2003 included $1.3 million for plant closure, $4.1 million for severance and other termination costs and $2.1 million for other restructuring and similar costs.

Curtailment Gains.  In December 2003, we made significant modifications to our defined benefit pension plan covering certain U.S. employees by freezing credited service as of March 31, 2004.  A new discretionary Company contribution equal to 3% of pay was added to the 401(k) defined contribution plan.  The changes to the defined benefit plan resulted in a curtailment of the plan under FAS No. 88.  Accordingly, a pretax curtailment gain of $5.6 million was recorded in the third quarter ended December 31, 2003.  In the fourth quarter ended March 31, 2004, the Company eliminated postretirement benefits for certain active employees and recognized a curtailment gain of $1.1 million.

Amortization of Intangible Assets.  We are amortizing the cost of intangible assets acquired in the acquisition of the Rexnord Group including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $13.9 million in fiscal 2004 as compared to $5.6 million in fiscal 2003.  Amortization expense in the prior year is less than the current year because the Acquisition occurred on November 25, 2002, the third quarter of fiscal 2003.

Interest Expense, net.  Interest expense (net of interest income) was $45.4 million in fiscal 2004 compared to $29.3 million in the comparable period last year.  As described in Note 1 to the condensed consolidated financial statements, interest expense subsequent to the Acquisition includes interest costs for the $225 million of senior subordinated notes and outstanding term loans and revolver borrowings under the bank credit facility. Accordingly, our interest expense is, and will continue to be, higher than it was prior to the Acquisition.  Interest on the subordinated notes was 10.125% per annum in both fiscal 2004 and 2003 and interest on the term loans averaged approximately 5.1% during fiscal 2004 as compared to 5.5% for the period from November 25, 2002 through March 31, 2003.  Interest expense of the Predecessor is related to interest on borrowings from affiliates of our former parent company.

Other Income (Expense) and Income Taxes.  Other income (expense), net for fiscal 2004 consists of gains on the sales of plant, property and equipment of $0.9 million and management fees of $2.0 million.  The effective income tax rate for fiscal 2004 is 38% compared to 42.9% in fiscal 2003.   The provision for income taxes decreased in fiscal 2004 primarily because of utilization of foreign net operating losses.

Net Income.  Net income in fiscal 2004 was $14.2 million as compared to $29.9 million in the prior year (comprised of $9.6 million for the period from November 25, 2002 through March 31, 2003 and $20.3 million for the Predecessor period April 1, 2002 through November 24, 2002) due to the factors described above.

Year Ended March 31, 2003 Compared with the Year Ended March 31, 2002

Net Sales.  Sales of $721.8 million in fiscal 2003 were essentially flat with sales of $722.2 million in fiscal 2002.  Sales in fiscal 2003 were favorably impacted by approximately $23.1 million of changes in currency exchange rates, principally related to the Euro, from those in effect during fiscal 2002.  Net sales of power transmission products improved in fiscal 2003 due to higher replacement sales and increased demand in the food and beverage industries resulting from increases in capital spending and the introduction of new products in the food industry. End markets such as aerospace, forest products, energy and construction continued to remain at low levels of activity.  Sales of our aerospace products declined in fiscal 2003 due to the continued contraction in the commercial airframe industry, and sales of our industrial chain products declined during fiscal 2003 principally as a result of our decision to discontinue the manufacture of unprofitable products as well as a decline in the construction, agricultural equipment and cement markets

 Gross Profit.  Gross profit margin in fiscal 2003 was 34.5% reflecting a 0.6% improvement over the 33.9% recorded in fiscal 2002. Fiscal 2003 margins benefited from a slightly improved product mix. In general, the impact of inflationary price increases in labor, benefits, raw material and factory overhead costs were offset by selling price increases and productivity improvements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $156.0 million during fiscal 2003 from $146.2 million in fiscal 2002, an increase of $9.8 million, or 6.7%. Approximately $5.6 million of this increase is attributable to changes in currency exchange rates, principally related to the Euro. Also, $5.0 million of incremental sales and marketing expenses were incurred to support our Flattop, Bearing and Coupling products. These increases were partially offset by cost reductions in other areas, in response to the continuing economic recession.

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

Liquidity and Capital Resources

Our working capital at March 31, 2004 was $133.8 million reflecting a reduction of $13.8 million during fiscal 2004.  The principal reasons for the decrease in working capital includes: (i) a $15.4 million reduction in cash on hand due to our practice of using available cash to prepay term loans under the bank credit facility; and (ii) a $15.2 million increase in trade payables due to our negotiating and receiving improved credit terms from our suppliers at March 31, 2004 as compared to March 31, 2003; the reduction in working capital was offset by expenditures of $19.6 million during fiscal 2004 resulting primarily from the payment of liabilities recorded in connection with the Acquisition.

Historically, we financed our capital expenditures and working capital requirements through a combination of cash flows from operating activities and borrowings from Invensys, our former parent company. Subsequent to the Acquisition, our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75 million revolving credit facility. We had $21.8 million of cash at March 31, 2004 and had approximately $65 million of borrowings available under our revolving credit facility. At March 31, 2004 there were no borrowings outstanding under the revolving credit facility; however, approximately $9.7 million of the facility was utilized in connection with outstanding letters of credit. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

As of March 31, 2004 we had $550.8 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2004	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities – variable rate	$320.0	$	$320.0
Senior Subordinated Notes – fixed rate	225.0	—	225.0
Other Debt	5.8	2.0	3.8

	$550.8	$2.0	$548.8

We incurred substantial indebtedness in connection with the Acquisition. An increase in the interest rate of 1.00% on our variable rate debt would have increased our annual interest cost by $3.2 million. The indenture covering the 10.125% senior subordinated notes and the covenants in our Credit Agreement contain restrictions on our ability to incur additional indebtedness. Under the most restrictive of these covenants and assuming no event of default exists, we estimate that as of March 31, 2004 we had the ability to incur, without consent of the holders of the senior subordinated notes, $59.3 million of additional indebtedness.

To date we have repaid $40.0 million principal amount of the term loans, $29.2 million of which was paid prior to scheduled maturity dates.  As of March 31, 2004, the term loans require annual principal payments of $14.0 million in fiscal 2007, $27.0 million in fiscal 2008 and 2009 and $252.0 million in fiscal 2010.

The Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on the Company including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005; and (iii) maximum consolidated leverage ratio of 5.25 to 1.00 through June 30, 2004, 5.00 to 1.00 through December 31, 2004 and 4.75 to 1.00 through June 30, 2005. The Credit Agreement is guaranteed by RBS Global, Inc. and Rexnord Corporation’s domestic subsidiaries and is secured by substantially all of the domestic guarantors’ real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of the Company’s excess cash flow, as defined.

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

Net cash provided by operating activities in fiscal 2004 was $45.0 million compared to $24.1 million for fiscal 2003. Comparability of cash flows between periods is significantly affected by the change in capital structure due to the Acquisition as well as the Predecessor’s third party receivable factoring program.  The increase in cash from operations of $20.9 million in fiscal 2004 as compared to fiscal 2003 was primarily the result of: (i) a $47.5 million increase in cash flow related to improved collections in fiscal 2004 and a $40.5 million cash outflow impact in the prior year from the termination of the Predecessor’s third party receivable factoring program immediately prior to the Acquisition; and  (ii) a $48.7 million increase in cash flow resulting from a $12.0 million increase in trade payables in fiscal 2004 as compared to a $36.7 million decline in trade payables of the Predecessor in fiscal 2003. The increase in cash from operations was offset by lower net income in fiscal 2004 caused by, in part, higher interest expense in connection with the Acquisition, and a $30.1 million cash outflow in fiscal 2004 resulting from settlement of accruals and other liabilities established in connection with the Acquisition. The decrease in cash from operations in fiscal 2003 as compared to fiscal 2002 of $41.9 million was primarily the result of: (i) a $58.1 million decrease in cash flow related to an increase in the Predecessor’s third party receivable factoring program of $17.6 million during fiscal 2002 as compared to a cash outflow of $40.5 million in fiscal 2003 related to the termination of the Predecessor’s third party receivable factoring program immediately prior to the Acquisition; and (ii) a $5.3 million decrease in cash from higher interest expense due to debt incurred in the Acquisition. The decrease in cash is offset by a $24.2 million increase in cash due to lower cash restructuring costs in fiscal 2003.

Historically, cash provided by or used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Our capital expenditure requirements are comprised of equipment, molds and tooling.  Net cash used for investing activities in fiscal 2004 was $30.7 million comprised primarily of $22.1 million for capital expenditures and $10.4 million in final settlement of the purchase price for the Rexnord Group.  Net cash used for investing activities in fiscal 2003 was $931.2 million (comprised of $920.0 million for the period from November 25, 2002 through March 31, 2003 and $11.2 million for the Predecessor during the period April 1, 2002 through November 24, 2002) of which $913.5 million was related to the Acquisition and $18.7 million was for capital expenditures.  Capital expenditures in fiscal year 2002 were $21.7 million

Cash used for financing activities in fiscal 2004 was $31.2 million and consisted of repayment of debt of $30.1 million and payment of financing fees of $1.1 million.  Net cash provided from financing activities in fiscal 2003 was $922.7 million (comprised of $906.3 million for the period from November 25, 2002 through March 31, 2003 and $16.4 million for the Predecessor during the period April 1, 2002 through November 24, 2002).  Net cash provided by financing activities of $906.3 million for the period November 25, 2002 through March 31, 2003 included: (i) $585.0 million from the incurrence of long-term debt in connection with the Acquisition, comprised of $360.0 million from borrowings under the senior credit facilities and $225.0 million from the issuance of the senior subordinated notes; (ii) a capital contribution of $359.5 million from The Carlyle Group; (iii) payment of financing fees of $25.5 million related to the Acquisition; and (iv) repayments of long-term debt totaling $14.7 million.  During the Predecessor periods, cash provided by or used in financing activities represents payments to or funding from our former parent company, Invensys, and insignificant changes in our external indebtedness.

Tabular Disclosure of Contractual Obligations (in millions)

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$550.8	$2.3	$14.8	$55.3	$478.4

Operating lease obligations	31.1	6.7	10.0	6.8	7.6

Pension obligations (2)	94.0	14.7	27.0	12.0	40.3

TOTAL	$675.9	$23.7	$51.8	$74.1	$526.3

(1)          Amounts due under long-term debt obligations are presented based on the scheduled maturities of the respective debt instruments.  The Company believes it will continue to pay its long-term debt in advance of the scheduled due dates.

(2)          Amounts presented for pension obligations reflect the funded status of the plans based on actuarial data as of March 31, 2004.  By its nature, actuarial data are estimates based on assumptions and projections of future events.  Major assumptions include the discount rate, expected return on plan assets, mortality and funding requirements under ERISA.  Actual future events may differ materially from these assumptions and, as a result, the payments due by period shown in the table above may not be representative of the actual payments made in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations), that would have a material effect on our financial results.

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

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation had outstanding borrowings of $320.0 million at March 31, 2004. On February 24, 2004, the Credit Agreement was amended to reduce the interest rate on the term loans by 75 basis points. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. At the option of Rexnord, borrowings under the term loans bear interest at the following rates per annum: (i) 2.00% plus the Base Rate, or (ii) 3.25% plus the Eurodollar Rate. At March 31, 2004, $320 million of term loans had interest at 4.45% per annum. The Company’s results of operations are affected by changes in market interest rates on these short-term obligations. An increase in the interest rate of 1.00% on our variable rate debt would have increased our annual interest cost by $3.2 million.

The Company had outstanding fixed rate long-term debt obligations with carrying values of $225 million at March 31, 2004. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase its outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company’s results of operations or stockholders’ equity.

Currency Exchange Rate Risk

Our exposure to foreign currency exchange rates relates primarily to our foreign operations.  For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries.

Approximately 38% of our sales occur outside of the United States, with approximately 28% generated from our European operations that use the Euro as their functional currency.  As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a significant impact on our reported results.  Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal period using the average exchange rates in effect during the period.  Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary.  See the discussion in Results of Operations, above.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our shareholders’ equity.  The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal period.  The U.S. Dollar weakened relative to many foreign currencies as of March 31, 2004 compared to March 31, 2003.  Consequently, Shareholders’ equity increased by $9.9 million as a result of the change in foreign currency translation adjustments.  If the U.S. Dollar had weakened an additional 10% during fiscal 2004 resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $8.3 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

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

ITEM 8.                                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

RBS Global, Inc. and Subsidiaries

Consolidated Financial Statements

For the Year ended March 31, 2004, the Period from Inception (November 25, 2002)

through March 31, 2003 and for the Predecessor, for

the Period from April 1, 2002 through November 24, 2002

and for the Year ended March 31, 2002

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors

We have audited the accompanying consolidated balance sheets of RBS Global, Inc. and Subsidiaries (the Company), as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company for the year ended March 31, 2004 and for the period from inception (November 25, 2002) through March 31, 2003 and of the Predecessor for the period from April 1, 2002 through November 24, 2002 and for the year ended March 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2004 and 2003, and the consolidated results of operations and cash flows of the Company for the year ended March 31, 2004 and for the period from inception (November 25, 2002) through March 31, 2003 and of its Predecessor for the period from April 1, 2002 through November 24, 2002 and for the year ended March 31, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 6 to the consolidated financial statements, the Predecessor changed its method of accounting for goodwill effective April 1, 2002.

Milwaukee, Wisconsin

May  13, 2004

RBS Global, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars In Millions)

	March 31, 2004	March 31, 2003

Assets
Current assets:
Cash	$21.8	$37.2
Receivables, net	120.2	119.0
Inventories	134.7	134.6
Deferred income taxes	—	4.7
Other current assets	14.6	13.5
Total current assets	291.3	309.0

Property, plant and equipment, net	270.2	277.9
Intangible assets, net	125.2	139.0
Goodwill	582.1	563.5
Other assets	30.3	24.8
	$1,299.1	$1,314.2

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$72.9	$57.7
Income taxes payable	4.8	9.2
Deferred income taxes	6.4	—
Compensation and benefits	29.3	30.4
Current portion of long-term debt	2.0	2.4
Other current liabilities	42.1	61.7
Total current liabilities	157.5	161.4

Long-term debt	548.8	578.1
Pension obligations	92.7	88.6
Postretirement benefit obligations	43.9	50.2
Deferred income taxes	49.7	59.3
Other liabilities	7.4	1.6
Total liabilities	900.0	939.2

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; authorized 5,000,000; issued and outstanding 3,595,001 shares	0.1	0.1
Additional paid in capital	359.4	359.4
Accumulated other comprehensive income	15.8	5.9
Retained earnings	23.8	9.6
Total stockholders’ equity	399.1	375.0
	$1,299.1	$1,314.2

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Millions)

			Predecessor (Note 1)
	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
Net sales	$712.8	$252.5	$469.3	$722.2
Cost of sales	485.4	162.1	310.5	477.1
Gross profit	227.4	90.4	158.8	245.1

Selling, general and administrative expenses	148.1	52.9	103.1	146.2
Restructuring and other similar costs	2.6	—	7.5	55.9
Curtailment gain	(6.6)	—	—	—
Income from litigation settlement	—	—	(2.3)	—
Amortization of intangibles	13.9	4.6	1.1	18.8
Income from operations	69.4	32.9	49.4	24.2

Non-operating income (expense):
Interest expense:
To third parties	(45.4)	(16.3)	(3.2)	(2.8)
To affiliates	—	—	(15.0)	(37.0)
Interest income from affiliates	—	—	5.2	15.8
Other income (expense), net	(1.1)	(0.5)	(0.1)	0.9
Income before income taxes	22.9	16.1	36.3	1.1
Provision for income taxes	8.7	6.5	16.0	9.6
Net Income (loss)	$14.2	$9.6	$20.3	$(8.5)

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Statements of Stockholders’ Equity

(In Millions)

	Invested Capital	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at March 31, 2001	$510.7	$—	$—	$—	$(22.5)	$488.2

Comprehensive loss:
Net loss	(8.5)	—	—	—	—	(8.5)
Foreign currency translation adjustments	—	—	—	—	(3.8)	(3.8)
Total comprehensive loss						(12.3)
Other activity with affiliates	1.4	—	—	—	—	1.4
Balance at March 31, 2002	503.6	—	—	—	(26.3)	477.3

Comprehensive income:
Net income	20.3	—	—	—	—	20.3
Foreign currency translation adjustments	—	—	—	—	9.1	9.1
Total comprehensive income						29.4
Other activity with affiliates	547.6	—	—	—	—	547.6
Balance at November 24, 2002	1,071.5	—	—	—	(17.2)	1,054.3

Acquisition of Rexnord Group	(1,071.5)	0.1	359.4	—	17.2	(694.8)
Comprehensive income:
Net income	—	—	—	9.6	—	9.6
Foreign currency translation adjustments	—	—	—	—	5.9	5.9
Total comprehensive income						15.5
Balance at March 31, 2003	—	0.1	359.4	9.6	5.9	375.0

Comprehensive income:
Net income	—	—	—	14.2	—	14.2
Foreign currency translation adjustments	—	—	—	—	9.9	9.9
Total comprehensive income						24.1
Balance at March 31, 2004	$—	$0.1	$359.4	$23.8	$15.8	$399.1

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

			Predecessor (Note 1)
	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
Operating activities
Net income (loss)	$14.2	$9.6	$20.3	$(8.5)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	31.5	10.2	23.2	33.8
Amortization of intangibles	13.9	4.6	1.0	18.8
Amortization of deferred financing fees	3.4	1.0	—	—
Non-cash gain on pension and OPEB curtailment	(6.6)	—	—	—
Deferred income taxes	2.9	(1.3)	0.4	(10.3)
(Gain) loss on dispositions of fixed assets	(0.9)	—	0.3	(0.3)
Noncash restructuring charges	—	—	0.1	24.3
Changes in operating assets and liabilities:
Receivables	5.0	(9.6)	(32.9)	24.6
Inventories	1.3	3.0	(2.8)	24.5
Other assets	(1.6)	(0.5)	(0.7)	0.1
Trade payables	12.0	—	(28.3)	(19.9)
Trading balances with affiliates	—	—	(8.4)	(5.8)
Accruals and other liabilities	(30.1)	34.1	0.8	(15.3)
Cash provided by (used for) operating activities	45.0	51.1	(27.0)	66.0

Investing activities
Acquisition of Rexnord Group	(10.4)	(913.5)	—	—
Expenditures for property, plant and equipment	(22.1)	(6.9)	(11.8)	(21.7)
Proceeds from dispositions of fixed assets	1.8	0.4	0.6	7.1
Cash used for investing activities	(30.7)	(920.0)	(11.2)	(14.6)

Financing activities
Net borrowings (repayments) of long-term debt	(30.1)	(14.7)	0.2	1.3
Proceeds from issuance of long-term debt	—	587.0	—	—
Payment of financing fees	(1.1)	(25.5)	—	—
Capital contribution	—	359.5	—	—
Net increase (decrease) in funding balances with affiliates	—	—	16.2	(53.5)
Cash provided by (used for) financing activities	(31.2)	906.3	16.4	(52.2)
Effect of exchange rate changes on cash	1.5	(0.1)	0.1	0.1
Increase (decrease) in cash	(15.4)	37.3	(21.7)	(0.7)
Cash (overdraft) at beginning of period	37.2	(0.1)	21.6	22.3
Cash (overdraft) at end of period	$21.8	$37.2	$(0.1)	$21.6

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2004

1.                          Basis of Presentation and Description of Business

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

During the year ended March 31, 2004, the Company revised its estimates of fair value of the underlying assets acquired and liabilities assumed in the Acquisition and, as a result, increased goodwill by $18.6 million. The increase in goodwill was comprised of an increase in the employee severance accrual of $13.8 million, a reduction in amounts assigned to fair values of assets acquired of $6.4 million, an increase in other liabilities assumed of $2.9 million and a decrease in deferred income taxes of $4.5 million.  The excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired of $582.1 million has been allocated to goodwill.  In accordance with SFAS No. 142, this goodwill will not be amortized but will be reviewed annually for impairment.  The majority of the goodwill will not be deductible for income tax purposes.  Of the $143.6 million of acquired intangible assets, $67.5 million was assigned to trademarks and tradenames that have indefinite lives, $15.6 million was assigned to patents that have a remaining average useful life of 10 years, $15.5 million was assigned to the distribution network that has a remaining useful life of 15 years, and $45.0 million was assigned to a four-year covenant not to compete.

In conjunction with the Acquisition, the Company recorded liabilities in connection with the business combination primarily for plant exit costs and employee severance costs.  Cash payments charged against these reserves relating to severance and plant exit costs amounted to $18.9 million in the year ended March 31, 2004.  Non-cash charges relating to the write-off of inventory and manufacturing equipment amounted to $5.3 million in the year ended March 31, 2004.  The reserve balance at March 31, 2004 was $11.3 million.

2.                          Significant Accounting Policies

Predecessor

Throughout these Notes to Consolidated Financial Statements, amounts for periods prior to November 25, 2002 (the date of the Acquisition), are those of the Predecessor, the Rexnord Group.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Revenue Recognition

Net sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. The Company estimates amounts due and records accruals for sales rebates to certain distributors at the time of shipment.  Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the year ended March 31, 2004, for the periods from November 25, 2002 through March 31, 2003, April 1, 2002 through November 24, 2002 and during the year ended March 31, 2002 was less than 0.5% of net sales. Other than a standard one-year warranty, there are no post-shipment obligations.

The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.

Receivables

Receivables are stated net of allowances for doubtful accounts of $3.6 million at March 31, 2004 and $3.5 million at March 31, 2003. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience.

Credit is extended to customers based upon an evaluation of their financial position.  Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market.  Market is determined based on estimated net realizable values.  Cost of certain domestic inventories (approximately 61% and 65% of total inventories at March 31, 2004 and 2003, respectively) was determined by the “last-in, first-out” (LIFO) method. For the remaining domestic and all foreign inventories, cost was determined using the “first-in, first-out” (FIFO) method.  If the FIFO inventory valuation method had been used to value all inventories, inventories would have been lower by $0.7 million at March 31, 2004 and $0.3 million at March 31, 2003. Inventory reserves (excluding LIFO reserves) totaled $9.1 million at March 31, 2004 and $13.6 million at March 31, 2003.

During the year ended March 31, 2002, the Predecessor revised its methodology for capitalizing overhead costs into inventory. Cost of sales in the year ended March 31, 2002 decreased by $3.8 million as a result of this change in accounting estimate.

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

Intangible Assets

Intangible assets consist of goodwill, trademarks and tradenames, a covenant not to compete, patents and a distribution network. Goodwill represents the excess of the purchase price paid by RBS Acquisition Corporation for the Company over the fair value of the net assets acquired.  Trademarks and tradenames, patents and distribution network are stated at fair value on the date of acquisition as determined by an independent valuation firm.  The covenant not to compete is stated at fair value per the Stock Purchase Agreement. Patents and distribution network are amortized using the straight-line method over 10 years and 15 years, respectively.  The covenant not to compete is being amortized over 4 years, the contractual period of the covenant.

Deferred Financing Costs

Other assets at March 31, 2004 and March 31, 2003 include deferred financing costs of $22.2 million and $24.5 million, respectively, net of accumulated amortization of $4.4 million and $1.0 million, respectively.  These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt.

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

Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity:

	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
Balance at beginning of period	$1.4	$0.6	$0.6	$0.9
Expense	1.2	0.2	0.6	0.5
Acquired obligations	—	1.5	—	—
Claims settled	(1.5)	(0.9)	(0.6)	(0.8)
Balance at end of period	$1.1	$1.4	$0.6	$0.6

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to mitigate exposure related to receivables and payables denominated in foreign currencies. These derivative contracts did not qualify as hedges of future cash flows and, accordingly, were adjusted to fair value at March 31, 2004 and 2003, with the gain or loss included in other income (expense) in the consolidated statements of operations. For each of the periods presented, the gain or loss recognized on these contracts was not material.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and losses are included in other non-operating income (expense) in the consolidated statements of operations and totaled $0.7 million, $0.5 million, $0.2 million, and $0.1 million for the year ended March 31, 2004, for the periods from November 25, 2002 through March 31, 2003, April 1, 2002 through November 24, 2002 and for the year ended March 31, 2002, respectively.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $3.6 million, $1.3 million, $2.7 million, and $4.0 million for the year ended March 31, 2004, for the periods from November 25, 2002 through March 31, 2003, April 1, 2002 through November 24, 2002 and during the year ended March 31, 2002, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $5.7 million, $2.2 million, $4.8 million, and $8.5 million for the year ended March 31, 2004, for the periods from November 25, 2002 through March 31, 2003, April 1, 2002 through November 24, 2002 and during the year ended March 31, 2002, respectively.

Stock Based Compensation

The Company has one stock-based employee compensation plan (see Note 10). Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plan.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plan based on the provisions of SFAS No. 123, the Company’s and the Predecessor’s pro forma net income (loss) would have been as follows (in millions):

	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
Reported net income (loss)	$14.2	$9.6	$20.3	$(8.5)
Stock option compensation expense recorded under APB No. 25, net of tax	0.1	—	—	—
Stock based employee compensation expense determined under fair value based method, net of tax	(0.9)	(0.3)	(0.2)	(0.2)
Pro forma net income (loss)	$13.4	$9.3	$20.1	$(8.7)

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions: dividend yield of 0%, expected life in years of 10; and risk-free rate of interest of 3.8%.  The Predecessor determined fair value of options granted using the Black-Scholes option-pricing model. The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

Significant Customer

The Company has a customer, an industrial distributor that accounted for 9.5%, 10.4%, 12.5%, and 10.3% of net sales during the year ended March 31, 2004, for the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002, and during the year ended March 31, 2002, respectively. Receivables related to this industrial distributor at March 31, 2004 and 2003 were $5.8 million, and $4.9 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, payables and long-term debt approximated fair value as of March 31, 2004 and 2003.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation Number FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires that companies that control another entity through variable interests other than voting interests consolidate the controlled entity.  The adoption of FIN 46 had no effect on the Company’s financial position, results of operations or stockholders’ equity.

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

Restructuring and other similar costs are summarized as follows (in millions):

	Year ended March 31, 2004	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
Plant closure, consolidation and related costs
Closure of a roller chain and a bearing plant	$—	$—	$15.5
Consolidation and related costs	0.2	1.3	5.8
	0.2	1.3	21.3
Severance and other termination related costs
Related to plant closures and consolidations	—	2.7	17.9
Related to changes in manufacturing processes	—	—	0.2
Related to headcount reduction initiatives	2.4	1.4	5.5
	2.4	4.1	23.6
Other restructuring and similar costs
Changes to manufacturing processes	—	2.1	9.0
Other	—	—	2.0
	—	2.1	11.0
Restructuring and other similar costs charged to operations	$2.6	$7.5	$55.9

Plant Closure, Consolidation and Related Costs

The Predecessor closed certain facilities and either consolidated those operations into other facilities or made the decision to outsource the manufacture of the affected products. The shutdown of a roller chain plant and a bearing plant are complete. The Predecessor consolidated certain functions, including sales, administrative and manufacturing support at certain locations in the year ended March 31, 2002. Plant closure, consolidation and related costs, with the costs for each of the periods shown parenthetically in millions, included the following: (i) relocation and reconfiguration ($0.2, $0.1 and $0.6); (ii) idle and underutilized capacity ($0.0, $0.0 and $2.6); (iii) asset impairment ($0.0, $0.0 and $13.5); and (iv) other incremental costs directly associated with the restructuring projects ($0.0, $1.2 and $4.6).

Severance and Other Termination Related Costs

In addition to headcount reductions as a result of plant closures, consolidations and changes in manufacturing processes, the Predecessor reduced headcount at certain locations in order to streamline manufacturing operations, to eliminate duplicative administrative, selling and marketing operations and to respond to declining demand and increasing costs. A total of 38 and 345 employees were terminated as a result of restructuring projects in the period from April 1, 2002 through November 24, 2002 and during the year ended March 31, 2002, respectively.  Costs for the year ended March 31, 2004 were primarily for consulting assistance in connection with the implementation of severance programs.

Other Restructuring and Similar Costs

The Predecessor changed the manufacturing process and discontinued the manufacture of certain products. Costs related to these restructuring initiatives, with the costs for each of the periods shown parenthetically in millions, included the following: (i) idle and underutilized capacity ($0.0, $0.0, $1.5); (ii) incremental scrap and production inefficiencies ($0.0, $1.6 and $4.7); (iii) asset impairment ($0.0, $0.0 and $1.8); and (iv) other increment costs directly associated with the restructuring projects ($0.0, $0.5 and $1.0).

The charge for restructuring and other similar costs is comprised of the following (in millions):

	Year ended March 31, 2004	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
Employee severance costs and exit costs accrued	$—	$4.1	$23.6
Impairment of long-lived assets	—	—	15.3
Amounts expensed as incurred	2.6	3.4	17.0
Restructuring and other similar costs per the consolidated statements of operations	$2.6	$7.5	$55.9

Amounts expensed as incurred for the year ended March 31, 2004 were primarily for consulting assistance in connection with the implementation of the severance program.  Amounts expensed as incurred for the period April 1, 2002 through November 24, 2002, and for the year ended March 31, 2002 were $3.4 million and $17.0 million, respectively, and include (with the costs for each of the periods shown parenthetically in millions): (i) relocation of fixed assets and reconfiguration of manufacturing facilities directly related to a plant closure, consolidation or manufacturing process change ($0.1 and $0.6) consisting of moving costs, outside contractors, supplies and consulting fees; (ii) idle and underutilized capacity of facilities in process of closure or reconfiguration ($0.0 and $4.1) consisting of pro-rata portion of utilities, property taxes, depreciation and general maintenance during the period of closure or reconfiguration; (iii) incremental scrap and production inefficiencies during the period of plant closure, consolidation or process change activity ($1.6 and $4.7) consisting of material and labor costs of incremental scrap, incremental inspection costs and temporary wages; (iv) lean manufacturing and Six Sigma implementation costs to changed manufacturing processes and layouts ($0.0 and $2.0) consisting of equipment relocation costs, outside contractors, supplies and consulting fees; and (v) other incremental costs directly associated with restructuring projects ($1.7 and $5.6) consisting of equipment removal, rigging costs, temporary employment, consulting fees and retiree medical costs.

An analysis of the restructuring accrual is summarized as follows (in millions):

	Year ended March 31, 2004	Period from November 24, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002
Balance at beginning of period	$0.6	$1.6	$3.9
Employee severance costs and exit costs charged to operations	—	—	4.0
Cash payments	(0.6)	(1.0)	(6.2)
Other changes	—	—	(0.1)
Balance at end of period	$—	$0.6	$1.6

Other changes in the year ended March 31, 2002 consist principally of the reclassification of certain employee severance costs to pension and post-retirement benefit obligations.

4.                          Inventories

Inventories are summarized as follows (in millions):

	March 31,
	2004	2003
Finished goods	$85.6	$81.1
Work in process	23.5	24.6
Raw materials	24.9	28.6
Inventories at FIFO cost	134.0	134.3
Adjustment to state inventories at LIFO cost	0.7	0.3
	$134.7	$134.6

During 2004 and 2003, the LIFO inventory quantities were reduced. As a result, cost of sales includes charges for inventories carried at prior years’ LIFO values, which were more than current costs. The effect on the consolidated statements of operations from these liquidations of inventories carried at LIFO values was not significant in either year.

5.                          Property, Plant and Equipment

Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2004	2003
Land	$11.8	$12.4
Buildings and improvements	65.9	62.8
Machinery and equipment	226.7	207.3
Hardware and software	7.9	5.6
	312.3	288.1
Less accumulated depreciation	42.1	10.2
	$270.2	$277.9

6.             Intangible Assets and Goodwill

Intangible assets are summarized as follows (in millions):

	March 31, 2004		March 31, 2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Covenant not to compete	$45.0	$(15.0)	$45.0	$(3.7)
Patents	15.6	(2.0)	15.6	(0.5)
Distribution network	15.5	(1.4)	15.5	(0.4)
Intangible asset not subject to amortization – trademarks and tradenames	67.5	—	67.5	—
	$143.6	$(18.4)	$143.6	$(4.6)

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

As required by SFAS No. 142, the results of operations of the Predecessor for the periods prior to its adoption have not been restated. The following table reconciles reported net loss to pro forma net income of the Predecessor that would have resulted for the year ended March 31, 2002 if SFAS No 142 had been adopted on April 1, 2001 (in millions):

Year ended March 31, 2002
Reported net loss	$(8.5)
Goodwill amortization	17.1
Pro forma net income	$8.6

As described in Note 1, the excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired of $582.1 million has been allocated to goodwill.  In accordance with SFAS No. 142, this goodwill will not be amortized but will be reviewed annually for impairment. The test for impairment was conducted in the fourth fiscal quarter of the year ended March 31, 2004 and no impairment was found for any reporting unit.

The Company is expected to recognize amortization expense on the intangible assets subject to amortization of $13.9 million in each of the fiscal years ended March 31, 2005 and 2006, $10.0 million in the fiscal year ended March 31, 2007, $2.5 million in the fiscal year ended March 31, 2008 and $2.4 million in the fiscal year ended March 31, 2009.

7.                          Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,
	2004	2003
Taxes, other than income taxes	$2.5	$4.6
Interest payable	10.8	8.2
Sales rebates	5.2	6.8
Severance obligations	10.4	8.6
Liabilities recorded in connection with business combination	1.2	16.7
Payable to former parent company	—	3.6
Other	12.0	13.2
	$42.1	$61.7

8.                          Long-Term Debt

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation had outstanding borrowings of $320 million and $350 million at March 31, 2004 and 2003, respectively. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. On February 24, 2004, the Credit Agreement was amended to reduce the interest rate on the term loans by 75 basis points.  At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.00% plus the Base Rate, or (ii) 3.25% plus the Eurodollar Rate. At March 31, 2004, the term loans bear interest at 4.45%.

The term loans require principal payments of $14.0 million in fiscal 2007, $27.0 million in fiscal 2008 and in fiscal 2009; and $252.0 million in fiscal 2010.

The Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on Rexnord Corporation including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005; and (iii) maximum consolidated leverage ratio of  5.25 to 1.00 through June 30, 2004, 5.00 to 1.00 through December 31, 2004 and 4.75 to 1.00 through June 30, 2005. The Credit Agreement is guaranteed by RBS Global, Inc. and Rexnord Corporation’s domestic subsidiaries and is secured by substantially all of the domestic guarantors’ real and personal property. Rexnord Corporation is required under the Credit Agreement to make mandatory prepayments of its loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of the Company’s excess cash flow, as defined.

The Credit Agreement also provides Rexnord Corporation with a $75 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2004 and 2003; however, $9.7 million and $5.0 million of the facility was utilized in connection with outstanding letters of credit as of March 31, 2004 and 2003, respectively.

At March 31, 2004 and 2003, Rexnord Corporation had $225.0 million of 10.125% senior subordinated notes (the Notes) outstanding with a maturity of December 15, 2012. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Rexnord Corporation and are unconditionally guaranteed, jointly and severally, by RBS Global, Inc. and certain of the domestic subsidiaries of Rexnord Corporation. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the guarantors. There are certain covenants under the terms of the Notes including those that limit the Company’s ability to incur or guarantee additional indebtedness, pay dividends or redeem or repurchase its capital stock, and sell assets.

The Company has $5.8 million of additional debt, comprised of borrowings at various foreign subsidiaries.

Long-term debt is summarized as follows (in millions):

	March 31,
	2004	2003

Term loans	$320.0	$350.0
Senior subordinated notes	225.0	225.0
Other	5.8	5.5
Total	550.8	580.5
Less current portion	2.0	2.4
Long-term debt	$548.8	$578.1

Cash interest paid for the year ended March 31, 2004, for the periods from November 25, 2002 through March 31, 2003, April 1, 2002 through November 24, 2002 and for the year ended March 31, 2002, was $39.9 million, $7.1 million, $17.1 million, and $41.2 million, respectively. Of the total, $39.9 million, $7.1 million, $2.6 million, and $1.3 million represents interest paid to third parties for the year ended March 31, 2004, for the periods November 25, 2002 through March 31, 2003,  April 1, 2002 through November 24, 2002 and the year ended March 31, 2002, respectively.

9.                          Leases

The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2017. Rent expense totaled $5.6 million, $2.2 million, $4.5 million, and $6.4 million for the year ended March 31, 2004, for the periods from November 25, 2002 through March 31, 2003, April 1, 2002 through November 24, 2002, and during the year ended March 31, 2002, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows (in millions):

Year ending March 31:
2005	$6.7
2006	5.7
2007	4.3
2008	3.8
2009	3.0
Thereafter	7.6
$31.1

10.                   Stock Options

Stock Option Plan of RBS Global, Inc. (the Plan)

Options to purchase common stock of the Company have been granted under the Plan adopted on November 25, 2002. The Plan provides for the issuance of 355,551 options at exercise prices equal to the fair value of Common Stock on the date of grant. Approximately 52% of the options granted become exercisable ratably over the five-year period subsequent to the date of grant. The remaining 48% of the options granted vest on the tenth anniversary but exercise of such options can be accelerated if certain debt repayments and EBITDA performance measures are met. No options were exercised during the fiscal year ended March 31, 2004 or the period November 25, 2002 through March 31, 2003.

Information relative to stock options is as follows:

	Year Ended March 31, 2004		Period Ended November 25, 2002 through March 31, 2003
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of year	276,467	$100.00	—	$—
Granted	21,883	100.00	276,467	100.00
Exercised	—	—	—	—
Canceled	(18,455)	100.00	—	—
Outstanding at end of year	279,895	$100.00	276,467	100.00

Exercisable at end of year	46,722	$100.00	4,236	$100.00

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

11.                   Retirement Benefits

The Company and the Predecessor sponsor pension and other postretirement benefit plans for certain of their employees. The pension plans cover most of the Company’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements under applicable laws and governmental regulations.  Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States and certain foreign locations that meet certain age and service requirements and provide for payment of certain medical costs of those employees and qualified dependents upon retirement.

The components of net periodic benefit cost are as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002

Service cost	$7.3	$3.2	$4.8	$6.7	$0.8	$0.2	$0.4	$0.6
Interest cost	13.1	4.6	8.7	12.2	3.3	1.1	3.9	5.8
Expected return on plan assets	(9.2)	(3.6)	(9.1)	(14.6)	—	—	—	—
Curtailment gain	(5.6)	—	—	—	(1.1)	—	—	—
Amortization:
Prior service cost	—	—	—	—	—	—	(0.5)	(1.0)
Net actuarial loss	—	—	(0.1)	(0.5)	—	—	(0.9)	(1.1)

Net periodic benefit cost	$5.6	$4.2	$4.3	$3.8	$3.0	$1.3	$2.9	$4.3

During the year ended March 31, 2004, the Company made significant modifications to its defined benefit pension plan covering certain U.S. employees by freezing credited service as of March 31, 2004.  A new discretionary Company contribution equal to 3% of pay was added to the 401(k) defined contribution plan.  The changes to the defined benefit plan resulted in a curtailment of the plan under FAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”.  Accordingly, a pretax curtailment gain of $5.6 million was recorded in the third quarter ended December 31, 2003.  In the fourth quarter ended March 31, 2004, the Company eliminated postretirement benefits for certain active employees and recognized a curtailment gain of $1.1 million.

Benefit obligations, plan assets, funded status and net liability information are summarized as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2002	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002

Benefit obligation at beginning of period	$(198.4)	$(192.9)	$(183.2)	$(167.8)	$(50.2)	$(51.9)	$(81.2)	$(76.7)
Service cost	(7.3)	(3.2)	(4.8)	(6.7)	(0.8)	(0.2)	(0.4)	(0.6)
Interest cost	(13.1)	(4.6)	(8.7)	(12.2)	(3.3)	(1.1)	(3.9)	(5.8)
Actuarial (losses) gains	(16.5)	2.6	(0.2)	(4.0)	(5.7)	—	5.6	(2.2)
Plan amendments	—	—	—	(0.8)	4.0	—	—	—
Benefits paid	11.2	3.6	7.1	10.1	10.8	3.1	4.9	6.9
Curtailment gain	5.6	—	—	—	1.1	—	—	—
Other	—	(1.2)	(0.8)	(2.2)	(1.3)	0.1	(1.3)	(2.8)
Translation adjustment	(3.5)	(2.7)	(4.0)	0.4	(0.2)	(0.2)	—	—
Benefit obligation at end of period	$(222.0)	$(198.4)	$(194.6)	$(183.2)	$(45.6)	$(50.2)	$(76.3)	$(81.2)

Plan assets at beginning of period	$112.4	$111.5	$140.4	$149.8	$—	$—	$—	$—
Actual return on plan assets	20.7	3.9	(25.8)	(0.8)	—	—	—	—
Contributions	6.1	0.6	4.0	1.5	10.8	3.1	4.9	6.9
Benefits paid	(11.2)	(3.6)	(7.1)	(10.1)	(10.8)	(3.1)	(4.9)	(6.9)
Plan assets at end of period	$128.0	$112.4	$111.5	$140.4	$—	$—	$—	$—

Funded status of plans	$(94.0)	$(86.0)			$(45.6)	$(50.2)
Unrecognized prior service cost	—	—			(4.0)	—
Unrecognized net actuarial losses (gains)	1.3	(2.6)			5.7	—
Net liability recognized in consolidated balance sheet	$(92.7)	$(88.6)			$(43.9)	$(50.2)

The Company uses an actuarial measurement date of December 31 to measure its pension benefit obligations and March 31 to measure its other postretirement obligations.  The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (in weighted-average percentages):

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2004	2003	2004	2003
Benefit Obligations:
Discount rate	6.07%	6.55%	6.25%	6.75%
Rate of compensation increase	3.49%	3.31%
Expected return on plan assets	8.50%	9.00%

Net Periodic Benefit Cost:
Discount rate	6.55%	7.30%	6.75%	7.50%
Rate of compensation increase	3.31%	3.40%
Expected return on plan assets	9.00%	10.0%

In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets, and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.

The Company’s weighted-average investment allocation as of March 31, 2004 is in the following table.    The Company’s defined benefit pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation.  The diversified portfolio is designed to maximize investment returns consistent with levels of investment risk that are prudent and reasonable.  All assets are managed externally according to guidelines established individually with investment managers and the Company’s investment consultant.  The manager guidelines prohibit the use of any type of investment derivative without the prior approval of the investment committee.  Portfolio risk is controlled by having managers comply with their established guidelines, including establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles.  The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments.  The portfolio included holding of domestic, international, and private equities, global high quality and high yield fixed income, and short-term interest bearing deposits.  No equity securities of the Company are held in the portfolio. The target allocation of 65% equities and 35% fixed income is established by the investment committee of each plan.

	Plan Assets as of March 31,
	2004	2003
Equity securities	76%	60%
Debt securities	24	38
Other	—	2

The Company expects to contribute approximately $14.7 million during fiscal 2005 to defined benefit plans, $2.2 million for the discretionary 3% defined contribution element of the 401(k) plan and $5.7 million to other postretirement benefit plans.

Pension Plans That Are Not Fully Funded

At March 31, 2004, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $222.0 million, $188.9 million and $128.0 million, respectively, and at March 31, 2003 were $198.4 million, $185.2 million and $112.4 million, respectively.

Other Postretirement Benefits

The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 8% in fiscal 2005 grading down to 5% in fiscal 2008 and thereafter.  The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase				One Percentage Point Decrease
	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002	Year Ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year Ended March 31, 2002
Increase (decrease) in total of service and interest cost components	$0.3	$0.1	$0.4	$0.6	$(0.3)	$(0.1)	$(0.4)	$(0.6)
Increase (decrease) in postretirement benefit obligation	$3.9	$5.1	$7.1	$8.0	$(3.3)	$(4.6)	$(6.5)	$(7.2)

Multi-employer and Government-sponsored Plans

The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.2 million, $0.1 million, $0.1 million and $0.5 million for the year ended March 31, 2004, the periods November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, and during the year ended March 31, 2002, respectively.

Defined Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $0.6 million, $0.9 million, $2.2 million and $3.6 million for the year ended March 31, 2004, the periods November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, and during the year ended March 31, 2002, respectively.

12.                   Income Taxes

The components of the provision (credit) for income taxes are as follows (in millions):

	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
Current:
United States	$—	$7.8	$9.9	$10.6
Non-United States	5.2	(1.5)	4.9	7.3
State and local	0.8	1.5	0.8	2.0
Total current	6.0	7.8	15.6	19.9

Deferred:
United States	1.6	(3.2)	(0.4)	(10.0)
Non-United States	1.4	2.3	0.4	1.5
State and local	(0.3)	(0.4)	0.4	(1.8)
Total deferred	2.7	(1.3)	0.4	(10.3)

Provision for income taxes	$8.7	$6.5	$16.0	$9.6

The provision for income taxes was calculated based upon the following components of income before income taxes (in millions):

	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002

United States	18.0	$12.6	$30.7	$(20.6)
Non-United States	4.9	3.5	5.6	21.7

Income before income taxes	22.9	$16.1	$36.3	$1.1

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31,
	2004	2003
Deferred tax assets:
Retirement benefits	$30.8	$45.5
Compensation and benefits	—	7.4
US federal and state tax operating loss carryforwards (gross amount of taxable losses of $32.7 as of March 31, 2004)	8.8	—
Foreign tax credit carryforwards	11.5	—
Foreign net operating loss carryforwards	11.6	11.7
Other	2.5	5.6
	65.2	70.2
Valuation allowance	(14.4)	(11.7)
Total deferred tax assets	50.8	58.5

Deferred tax liabilities:
Property, plant and equipment	56.2	66.1
Compensation and benefits	1.1	—
Inventories	6.4	6.3
Intangible assets	37.5	39.5
Other	5.7	1.2
Total deferred tax liabilities	106.9	113.1
Net deferred tax liabilities	$56.1	$54.6

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

Management believes it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in this determination include the historical operating results of the Company and the Predecessor and the expectation of future earnings, including anticipated reversals of future taxable temporary differences. A valuation allowance was established at March 31, 2004 for deferred tax assets related to certain foreign tax credit carryforwards, state net operating loss carryforwards and foreign net operating loss carryforwards for which utilization is uncertain.  A valuation allowance was established at March 31, 2003 for deferred tax assets related to foreign net operating loss carryforwards for which utilization is uncertain. The carryforward period for the foreign tax credit is five years.  The carryforward period for the state net operating loss is fifteen years.  Certain foreign net operating loss carryforwards are subject to expiration periods ranging between two years and ten years. The carryforward period for the remaining foreign net operating losses is indefinite.

The provision for income taxes differs from the United States statutory income tax rate due to the following item (in millions):

	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002
Provision for income taxes at U.S. statutory income tax rate	$8.0	$5.6	$12.7	$0.4
Nondeductible goodwill	—	—	—	6.0
State and local income taxes	0.6	0.7	1.4	(0.5)
Statutory tax differences between the United States and foreign locations	1.6	(0.5)	0.7	1.4
Foreign net operating loss carryforward utilized	(1.2)	—	—	—
Foreign net operating losses for which tax benefit was not provided	—	1.2	2.2	1.9
Other	(0.3)	(0.5)	(1.0)	0.4
Provision for income taxes	$8.7	$6.5	$16.0	$9.6

No provision has been made for United States or foreign income taxes related to approximately $8.9 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested.  It is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company’s United States income tax returns for the years 2000 through 2002 are currently under examination. Management expects the examination of the Company’s returns for such years will be completed during the fiscal year ended March 31, 2006. Management believes adequate provision for income taxes payable of the Company has been made for all fiscal years through 2004.  In connection with the sale of the Predecessor (see Note 1), Invensys has indemnified the Company against all income tax obligations existing prior to the closing date, November 25, 2002.

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

Cash paid for income taxes to governmental tax authorities during the year ended March 31, 2004, during the periods November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 and during the year ended March 31, 2002 was $7.4 million, $0.5 million, $12.4 million, and $25.7 million, respectively. At March 31, 2004 and 2003, income taxes payable to governmental tax authorities was $4.8 million and $9.2 million respectively.

13.                   Related Party Transactions

On November 25, 2002, RBS Global, Inc. entered into a management services agreement with TC Group, L.L.C., (the Carlyle Group) for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company.  Under the terms of the agreement, the Company agreed to pay for these services and recorded charges of $0.7 million for the period from November 25, 2002 through March 31, 2003 and $2.0 million per year thereafter, plus out of pocket expenses.  This agreement will remain in effect until such time as the Carlyle Group or its affiliates collectively own less than 10% of the equity interest of the Company, or such earlier time as the Company and the Carlyle Group may mutually agree.

Predecessor Related Party Transactions

Included within selling, general and administrative expenses were charges for administrative expenses incurred by Invensys and its Automation Systems Division that were directly attributed to, or reasonably allocated to, the stand-alone operations of the Company before acquisition. These charges were for administrative services, accounting and legal services, officer salaries, advertising and other costs attributed to the Company’s operations and the Company’s allocable share of other expenses. These charges totaled $2.9 million and $4.2 million for the period April 1, 2002 through November 24, 2002 and during the year ended March 31, 2002, respectively.

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

Predecessor – Trading Activity

The Predecessor sold to and purchased from affiliates various products and services in the normal course of business. Pricing was generally negotiated on an arm’s-length basis or on the basis of standard pricing schedules. Purchases from affiliates were $4.4 million and $11.9 million in the period April 1, 2002 through November 24, 2002 and during the year ended March 31, 2002, respectively.

Predecessor – Funding Activity

The Predecessor participated in Invensys’ treasury function whereby funds were loaned to and borrowed from affiliates in the normal course of business.

14.                   Commitments and Contingencies

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

•                  The Company is a third-party defendant in two separate class action suits for alleged groundwater contamination in the United States District Court for the Northern District of Illinois: Teresa and Al LeClercq et al v. Lockformer et al v. Arrow Gear Company et al and Mejdrech et al v. Met-Coil Systems/The Lockformer Company v. Arrow Gear Company et al. The original defendant, Lockformer Company, has settled with the LeClercq plaintiffs for $10 million and with the Mejdrech plaintiffs for $12.5 million. Lockformer is now seeking contribution under various theories of alleged groundwater contamination in Lisle, Illinois from at least ten other companies, including the Company. The contribution claims for both suits have been combined into one suit. The outcome of this litigation cannot presently be determined; however, management believes the Company has not contributed to the groundwater contamination and has meritorious defenses to the suit.  The Company has sued and been sued by its insurance companies over coverage for the Lockformer matter.

•                  The Company is a potentially responsible party (“PRP”) at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), which is under investigation by the USEPA and IEPA. The investigation alleges there has been a release or threatened release of hazardous substances, pollutants or contaminants at the Site. Based on their proximity to the Site, the Company and at least ten other companies have been notified of their potential liability for the remediation of the Site. In support of USEPA/IEPA, Illinois filed a lawsuit in the Circuit Court of DuPage County, Illinois against the Company and the other PRP companies: State of Illinois v. Precision et al.  Subsequently, Rexnord and at least ten other companies entered into an Administrative Order by Consent (AOC) with USEPA/IEPA/Illinois et al that provides $4.275 million to fund the hook-up of about 800 homes to municipal water and provides for continuing investigation of the Site. The Company has agreed to provide $273,000 of that fund under an interim allocation. The Company was recently named as a defendant in two other lawsuits stemming from the Site:   Muniz et al v. Rexnord Corporation et al, a class action pending in the United States District Court for the Northern District of Illinois and Jana Bendik v. Precision Brand Products et al v. Rexnord Corporation et al, filed by an individual plaintiff in the Circuit Court of Cook County, Illinois The AOC is expected to resolve a significant portion of the State of Illinois and Muniz lawsuits. The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, management believes the Company has meritorious defenses to the suit.  The Company has sued and been sued by its insurance companies over coverage for the Ellsworth matters.

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

•                  The Company was a defendant and cross-defendant in a case entitled Odeco Drilling Inc., et al. v. Baroid Equipment, Inc., filed in state court in Harris County, Texas.  On February 26, 2002, the Court entered a final judgment in favor of Baroid Equipment, Inc. and Varco Shaffer Co. (“Defendants/Cross-Plaintiffs”) against the Company in the amount of approximately $2.3 million, plus pre-judgment interest of 10% beginning October 16, 1992.  The judgment provides for a further award of attorneys’ fees to the Defendants/Cross-Plaintiffs in the event of appeals.  This judgment is currently on appeal in the Houston Court of Appeals. The Company vigorously disputes the claims made the basis of the judgment and intends to prosecute its appeal of the judgment.  The Company is indemnified against any loss by two separate parties in connection with this matter.  Accordingly, the Company has recorded a liability in the amount of the judgment plus accrued interest totaling $6.9 million and a corresponding receivable in the same amount.  Both the liability and corresponding receivable are classified as a noncurrent liability and asset, respectively, in the accompanying consolidated balance sheet.

15.                   Business Segment Information

The Company operates in a single business segment – mechanical power transmission components.  Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties				Long-Lived Assets
	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002	Year ended March 31, 2002	Year ended March 31,
					2004	2003

United States	$439.1	$168.3	$322.5	$499.9	$727.6	$739.4
Europe	201.6	63.4	102.5	157.7	243.4	235.0
Rest of the world	72.1	20.8	41.6	58.0	6.5	6.0
	$712.8	$252.5	$466.6	$715.6	$977.5	$980.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

16.                   Guarantor Subsidiaries

The following schedules present condensed consolidating/combining financial information at March 31, 2004 and 2003 and for the year ended March 31, 2004, the period from November 25, 2002 through March 31, 2003, the period from April 1, 2002 through November 24, 2002 and for the year ended March 31, 2002 for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord Corporation, the Issuer, which is wholly-owned by the Parent; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent, and the Predecessor (Guarantor Subsidiaries); and (d) on a combined basis, the foreign subsidiaries of the Company and the Predecessor (non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company by The Carlyle Group (see Note 1).

The restricted assets of the consolidated subsidiaries of RBS Global, Inc., a holding Company (the Parent Company), exceeds 25 percent of consolidated net assets at March 31, 2004 and 2003. The following schedules present the condensed financial information of the Parent Company in accordance with Rule 5-04 of Regulation S-X. With the exception of the Parent Company’s guarantee of the senior subordinated notes, the Parent Company does not have any guarantees, material contingencies or long-term obligations.

Condensed Consolidating Balance Sheet

March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$9.1	$12.7	$—	$21.8
Receivables, net	—	—	59.2	61.0	—	120.2
Inventories	—	—	80.3	54.4	—	134.7
Deferred income taxes	—	—	—	—	—	—
Other current assets	—	—	8.2	6.4	—	14.6
Total current assets	—	—	156.8	134.5	—	291.3

Receivable from (payable to) affiliates	—	94.2	36.3	(130.5)	—	—
Property, plant and equipment, net	—	—	202.7	67.5	—	270.2
Intangible assets, net	—	—	117.2	8.0	—	125.2
Goodwill	—	8.1	399.8	174.2	—	582.1
Investment in:
Guarantor subsidiaries	400.9	894.0	—	—	(1,294.9)	—
Non-guarantor subsidiaries	—	—	109.9	—	(109.9)	—
Other assets	—	22.3	6.9	1.1	—	30.3
Total assets	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$—	$—	$40.2	$32.7	$—	$72.9
Income taxes payable	—	—	(0.7)	5.5	—	4.8
Current deferred taxes	—	—	4.2	2.2	—	6.4
Compensation and benefits	—	—	19.0	10.3	—	29.3
Current portion of long-term debt	—	—	0.1	1.9	—	2.0
Other current liabilities	—	10.7	17.4	14.0	—	42.1
Total current liabilities	—	10.7	80.2	66.6	—	157.5

Long-term debt	—	545.0	1.0	2.8	—	548.8
Notes payable to (receivable from) affiliates, net	1.8	61.6	(95.2)	31.8	—	—
Pension obligations	—	—	55.0	37.7	—	92.7
Postretirement benefit obligations	—	—	42.1	1.8	—	43.9
Deferred income taxes	—	0.4	45.6	3.7	—	49.7
Other liabilities	—	—	6.9	0.5	—	7.4
Total liabilities	1.8	617.7	135.6	144.9	—	900.0
Commitments and contingent liabilities
Stockholders’ equity	399.1	400.9	894.0	109.9	(1,404.8)	399.1
Total liabilities and stockholders’ equity	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Condensed Consolidating Balance Sheet

March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$20.4	$16.8	$—	$37.2
Receivables, net	—	—	63.7	55.3	—	119.0
Inventories	—	—	83.4	51.2	—	134.6
Deferred income taxes	—	—	5.5	(0.8)	—	4.7
Other current assets	—	—	6.2	7.3	—	13.5
Total current assets	—	—	179.2	129.8	—	309.0

Receivable from (payable to) affiliates	—	104.5	38.4	(142.9)	—	—
Property, plant and equipment, net	—	—	212.8	65.1	—	277.9
Intangible assets, net	—	—	130.9	8.1	—	139.0
Goodwill	—	2.6	390.1	170.8	—	563.5
Investment in:
Guarantor subsidiaries	375.5	848.8	—	—	(1,224.3)	—
Non-guarantor subsidiaries	—	—	105.5	—	(105.5)	—
Other assets	—	24.5	—	0.3	—	24.8
Total assets	$375.5	$980.4	$1,056.9	$231.2	$(1,329.8)	$1,314.2

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$—	$—	$32.9	$24.8	$—	$57.7
Income taxes payable	(0.2)	(4.6)	9.1	4.9	—	9.2

Compensation and benefits	—	—	21.5	8.9	—	30.4
Current portion of long-term debt	—	0.8	0.1	1.5	—	2.4
Other current liabilities	—	8.1	40.3	13.3	—	61.7
Total current liabilities	(0.2)	4.3	103.9	53.4	—	161.4

Long-term debt	—	574.2	1.1	2.8	—	578.1
Notes payable to (receivable from) affiliates, net	0.7	26.4	(53.7)	26.6	—	—
Pension obligations	—	—	55.6	33.0	—	88.6
Postretirement benefit obligations	—	—	48.8	1.4	—	50.2
Deferred income taxes	—	—	52.1	7.2	—	59.3
Other liabilities	—	—	0.3	1.3	—	1.6
Total liabilities	0.5	604.9	208.1	125.7	—	939.2
Commitments and contingent liabilities Stockholders’ equity	375.0	375.5	848.8	105.5	(1,329.8)	375.0
Total liabilities and stockholders’ equity	$375.5	$980.4	$1,056.9	$231.2	$(1,329.8)	$1,314.2

Condensed Consolidating Statement of Operations

Fiscal Year Ended March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$491.3	$265.8	$(44.3)	$712.8
Cost of sales	—	—	336.2	193.5	(44.3)	485.4
Gross profit	—	—	155.1	72.3	—	227.4

Selling, general and administrative expenses	0.2	0.1	93.3	54.5	—	148.1
Restructuring and other similar costs	—	—	0.5	2.1	—	2.6
Curtailment gain	—	—	(6.6)	—	—	(6.6)
Amortization of intangible assets	—	—	13.7	0.2	—	13.9
Income from operations	(0.2)	(0.1)	54.2	15.5	—	69.4

Nonoperating income (expense):
To third parties	—	(44.3)	—	(1.1)	—	(45.4)
To affiliates	—	8.7	2.6	(11.3)	—	-
Other, net	(2.0)	(0.1)	(0.8)	1.8	—	(1.1)
Income (loss) before income taxes	(2.2)	(35.8)	56.0	4.9	—	22.9
Provisions for income taxes	(0.7)	(13.0)	18.9	3.5	—	8.7
Income (loss) before equity in earnings of subsidiaries	(1.5)	(22.8)	37.1	1.4	—	14.2
Equity in earnings of subsidiaries	15.7	38.5	1.4	—	(55.6)	—
Net income	$14.2	$15.7	$38.5	$1.4	$(55.6)	$14.2

Condensed Consolidating Statement of Operations

Period from Inception,
November 25, 2002, through
March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$182.5	$85.7	$(15.7)	$252.5
Cost of sales	—	—	122.0	55.8	(15.7)	162.1
Gross profit	—	—	60.5	29.9	—	90.4

Selling, general and administrative expenses	—	—	33.8	19.1	—	52.9
Amortization of intangible assets	—	—	4.5	0.1	—	4.6
Income from operations	—	—	22.2	10.7	—	32.9

Nonoperating income (expense):
To third parties	—	(16.0)	(0.1)	(0.2)	—	(16.3)
To affiliates	—	2.8	1.1	(3.9)	—	—
Other, net	(0.7)	—	0.7	(0.5)	—	(0.5)
Income (loss) before income taxes	(0.7)	(13.2)	23.9	6.1	—	16.1
Provisions for income taxes	(0.3)	(4.6)	7.8	3.6	—	6.5
Income (loss) before equity in earnings of subsidiaries	(0.4)	(8.6)	16.1	2.5	—	9.6
Equity in earnings of subsidiaries	10.0	18.6	2.5	—	(31.1)	—
Net income	$9.6	$10.0	$18.6	$2.5	$(31.1)	$9.6

Condensed Combining Statement of Operations

Period from April 1, 2002 through
November 24, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Net sales	$349.2	$148.8	$(28.7)	$469.3
Cost of sales	231.9	107.3	(28.7)	310.5
Gross profit	117.3	41.5	—	158.8

Selling, general and administrative expenses	68.3	32.5	—	100.8
Restructuring and other similar costs	5.9	1.6	—	7.5
Amortization of intangible assets	1.1	—	—	1.1
Income from operations	42.0	7.4	—	49.4

Nonoperating income (expense):
Interest expense:
To third parties	(1.3)	(1.9)	—	(3.2)
To affiliates	(14.7)	(0.3)	—	(15.0)
Interest income from affiliates	4.9	0.3	—	5.2
Other, net	(0.2)	0.1	—	(0.1)
Income before income taxes	30.7	5.6	—	36.3
Provision for income taxes	11.7	4.3	—	16.0
Income before equity in earnings (loss) of non-guarantor subsidiaries	19.0	1.3	—	20.3
Equity in loss of non-guarantor subsidiaries	(3.4)	—	3.4	—
Net income	$15.6	$1.3	$3.4	$20.3

Condensed Combining Statement of Operations

Year ended March 31, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Net sales	$543.8	$219.3	$(40.9)	$722.2
Cost of sales	360.5	157.5	(40.9)	477.1
Gross profit	183.3	61.8	—	245.1

Selling, general and administrative expenses	104.8	41.4	—	146.2
Restructuring and other similar costs	49.0	6.9	—	55.9
Amortization of intangible assets	18.8	—	—	18.8
Income from operations	10.7	13.5	—	24.2

Nonoperating income (expense):
Interest expense:
To third parties	(1.5)	(1.3)	—	(2.8)
To affiliates	(36.7)	(0.3)	—	(37.0)
Interest income from affiliates	15.3	0.5	—	15.8
Other, net	0.4	0.5	—	0.9
Income (loss) before income taxes	(11.8)	12.9	—	1.1
Provision for income taxes	2.2	7.4	—	9.6
Income (loss) before equity in loss of non-guarantor subsidiaries	(14.0)	5.5	—	(8.5)
Equity in losses of non-guarantor subsidiaries	(2.9)	—	2.9	—
Net Income (loss)	$(16.9)	$5.5	$2.9	$(8.5)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended

March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$14.2	$15.7	$38.5	$1.4	$(55.6)	$14.2
Noncash adjustments	(15.7)	(34.7)	32.0	7.0	55.6	44.2
Changes in operating assets and liabilities	1.5	50.1	(58.6)	(6.4)	—	(13.4)
Cash provided by operating activities	—	31.1	11.9	2.0	—	45.0

Investing activities
Expenditures for property, plant and equipment	—	—	(14.5)	(7.6)	—	(22.1)
Proceeds from dispositions of property, plant and equipment	—	—	1.8	—	—	1.8
Acquisition of the Rexnord Group	—	—	(10.4)	—	—	(10.4)
Cash used for investing activities	—	—	(23.1)	(7.6)	—	(30.7)

Financing activities
Increase (decrease) in debt	—	(30.0)	(0.1)	—	—	(30.1)
Payment of financing fees	—	(1.1)	—	—	—	(1.1)
Cash (used for) financing activities	—	(31.1)	(0.1)	—	—	(31.2)

Effect of exchange rate changes on cash	—	—	—	1.5	—	1.5
(Increase) decrease in cash	—	—	(11.3)	(4.1)	—	(15.4)
Cash at beginning of period	—	—	20.4	16.8	—	37.2
Cash at end of period	$—	$—	$9.1	$12.7	$—	$21.8

Condensed Consolidating Statement of Cash Flows

Period from Inception,

November 25, 2002, through

March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$12.3	$12.7	$11.4	$2.5	$(29.3)	$9.6
Noncash adjustments	(12.7)	(11.4)	7.7	0.6	29.3	13.5
Changes in operating assets and liabilities	0.4	3.2	8.9	15.5	—	28.0
Cash provided by operating activities	—	4.5	28.0	18.6	—	51.1

Investing activities
Acquisition of Rexnord Group	—	(913.5)	—	—	—	(913.5)
Expenditures for property, plant and equipment	—	—	(4.3)	(2.6)	—	(6.9)
Proceeds from dispositions of property, plant and equipment	—	—	0.3	0.1	—	0.4
Cash used for investing activities	—	(913.5)	(4.0)	(2.5)	—	(920.0)

Financing activities
Net repayments of long-term debt	—	(12.0)	—	(2.7)	—	(14.7)
Proceeds from issuance of long-term debt	—	587.0	—	—	—	587.0
Payment of financing fees	—	(25.5)	—	—	—	(25.5)
Capital contribution	—	359.5	—	—	—	359.5
Cash (used for) financing activities	—	909.0	—	(2.7)	—	906.3

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
(Increase) decrease in cash	—	—	24.0	13.3	—	37.3
Cash at beginning of period	—	—	(3.6)	3.5	—	(0.1)
Cash at end of period	$—	$—	$20.4	$16.8	$—	$37.2

Condensed Combining Statement of Cash Flows

Period from April 1, 2002  through November 24, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income	$15.6	$1.3	$3.4	$20.3
Noncash adjustments	21.4	3.6	—	25.0
Equity in loss of non-guarantor subsidiaries	3.4	—	(3.4)	—
Changes in operating assets and liabilities	(32.2)	(40.1)	—	(72.3)
Cash provided by (used for) operating activities	8.2	(35.2)	—	(27.0)

Investing activities
Expenditures for property, plant and equipment	(7.8)	(4.0)	—	(11.8)
Proceeds from dispositions of property, plant and equipment	0.3	0.3	—	0.6
Cash used for investing activities	(7.5)	(3.7)	—	(11.2)

Financing activities
Net repayments of long-term debt	0.5	(0.3)	—	0.2
Net decrease in funding balances with affiliates	(6.9)	23.1	—	16.2
Cash used for financing activities	(6.4)	22.8	—	16.4

Effect of exchange rate changes on cash	—	0.1	—	0.1
Increase (decrease) in cash	(5.7)	(16.0)	—	(21.7)
Cash at beginning of period	2.1	19.5	—	21.6
Cash at end of period	$(3.6)	$3.5	$—	$(0.1)

Condensed Combining Statement of Cash Flows

Year ended March 31, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income (loss)	$(16.9)	$5.5	$2.9	$(8.5)
Noncash adjustments	57.4	8.9	—	66.3
Equity in loss of non-guarantor subsidiaries	2.9	—	(2.9)	—
Changes in operating assets and liabilities	8.0	0.2	—	8.2
Cash provided by operating activities	51.4	14.6	—	66.0

Investing activities
Expenditures for property, plant and equipment	(14.4)	(7.3)	—	(21.7)
Proceeds from dispositions of property, plant and equipment	3.0	4.1	—	7.1
Cash used for investing activities	(11.4)	(3.2)	—	(14.6)

Financing activities
Net borrowings (repayments) of long-term debt	(0.1)	1.4	—	1.3
Net decrease in funding balances with affiliates	(48.8)	(4.7)	—	(53.5)
Cash used for financing activities	(48.9)	(3.3)	—	(52.2)

Effect of exchange rate changes on cash	—	0.1	—	0.1
Increase (decrease) in cash	(8.9)	8.2	—	(0.7)
Cash at beginning of period	11.0	11.3	—	22.3
Cash at end of period	$2.1	$19.5	$—	$21.6

17.          Quarterly Results of Operations (Unaudited) (in millions)

			Third
Fiscal Year 2003:	First(a)	Second	Period from October 1, 2002 through November 24, 2002	Period from November 25, 2002 through December 31, 2002	Fourth	Total

Net sales	$173.3	$185.6	$110.4	$62.6	$189.9	$721.8
Gross profit	56.0	67.1	35.7	22.1	68.3	249.2
Net income	5.5	12.7	2.1	0.7	8.9	29.9

Fiscal Year 2004:	First	Second	Third(b)	Fourth	Total

Net sales	$161.8	$171.8	$171.6	$207.6	$712.8
Gross profit	48.1	53.2	55.4	70.7	227.4
Net income (loss)	(2.5)	0.4	5.3	11.0	14.2

(a)   A litigation settlement gain of $2.3 million ($1.4 million after tax) was recorded in the first quarter of fiscal 2003.

(b)   A pension curtailment gain of $5.6 million ($3.4 million after tax) was recorded in the third quarter of fiscal 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our directors are elected to a term of one year.  The following table sets forth information concerning our executive officers and directors as of the date of this Form 10-K.

Name	Age	Position

George M. Sherman	62	Chairman of the Board
Robert A. Hitt	47	President, Chief Executive Officer and Director
Thomas J. Jansen	52	Executive Vice President of Finance and Chief Financial Officer
John E. Gialouris	40	President FlatTop Global
James T. Richard	42	Executive Vice President Global Sales and Marketing
Michael N. Andrzejewski	50	Vice President of Business Development and Secretary
Thomas J. Smith	58	Vice President, Human Resources
Praveen R. Jeyarajah	36	Director
Jerome H. Powell	51	Director
Bruce E. Rosenblum	50	Director

George M. Sherman was elected Chairman of the Board in November 2002. He has been the non-executive Chairman of Campbell Soup Company since August 2001. Prior to that time, from February 1990 to May 2001, Mr. Sherman served as the Chief Executive Officer of Danaher Corporation. Prior to his tenure with Danaher, Mr. Sherman served as the Executive Vice President of Black and Decker’s Power Tools Group. Mr. Sherman also served as President of Emerson Electric’s Skil Corp. and Weed Eater Division for two years and one year, respectively.

Robert A. Hitt became our President and Chief Executive Officer in April 2001 and was elected one of our directors in connection with the Acquisition. Prior to the Acquisition, Mr. Hitt had been the Chief Operating Officer of Invensys Industrial Components and Systems Division since April 2002, Division Chief Executive of Invensys Automation Systems Division from April 2001 to March 2002 and Division Chief Executive of Invensys Industrial Drive Systems Division from October 2000 to March 2001. Mr. Hitt joined Siebe/Invensys in 1994, where he held various positions including President of Climate Controls from June 1997 to October 2000 and prior to June 1997, General Manager of Appliance Controls.

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

John E. Gialouris became the President of our Flattop Global group in April 2003.  Prior to joining Rexnord, Mr. Gialouris was with various divisions of Invensys plc as President of APV Solutions and Services from April 2002 to April 2003, General Manager of Maple Chase Company from May 2000 to April 2002 and Vice President of Business Development (Climate Controls Division) from August 1998 to May 2000.  Prior to his work with Invensys, Mr. Gialouris was with The Stanley Works from 1994 to 1998 as Director of Field Operations (Automatic Door Division) and Director of Business Development and Process Re-engineering (Hand Tools Division).  From 1990 to 1994, Mr. Gialouris held various positions in marketing and business development for Otis Elevator (United Technologies).

James T. Richard became our Executive Vice President of Global Sales and Marketing in April 2003 and was Executive Vice President Sales and Marketing from June 2002 to March 2003. From August 2001 to June 2002, Mr. Richard served as President of BAE Automated Systems, Inc. From May 2001 to August 2001, Mr. Richard served as Vice President for Marketing and Communications at Invensys Automations Systems Division. Prior to that time, Mr. Richard was Senior Director of Business Development at Siemens Building Technologies.

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

ITEM 11.                                              EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our Chief Executive Officer and each of the four other most highly compensated executive officers, or the named executive officers, that earned more than $100,000 during the fiscal years ended March 31, 2004 and March 31, 2003. Compensation for fiscal years prior to 2003 has not been included as the named executive officers were compensated by our former parent, Invensys plc, for services rendered solely to Invensys plc during such periods.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position		Salary(1)	Bonus	Securities Underlying Option (#)	All Other Compensatio (2)

Robert A. Hitt, President and Chief	2004	$500,004	$28,878	—	$3,952
Executive Officer	2003	489,992	178,965	75,182	12,200

Thomas J. Jansen,	2004	300,000	13,476	—	9,640
Chief Financial Officer	2003	282,422	78,450	39,076	20,612

Thomas J. Smith, Vice President	2004	217,308	9,523	—	6,192
Human Resources	2003	212,000	60,844	4,885	11,600

John E. Gialouris,	2004	241,506	—	15,630	—
President Flattop Global	2003	—	—	—	—

Michael N. Andrzejewski, Vice President	2004	204,000	8,984	—	8,827
of Business Development & Secretary	2003	197,501	55,131	14,654	13,448

(1)          Includes salary paid by our former parent, Invensys plc, for services rendered to Invensys, which included services rendered to Rexnord Corporation and its subsidiaries for the period from April 1, 2002 through November 24, 2002. For a more comprehensive discussion of the named executive officers’ salaries, see “—Employment Agreements.”

(2)          Comprised of matching contributions under our 401(k) plan, and contributions under our Exec-U-Care—1st Dollar Medical Plan and Company car leases.

Stock Options

Option Grants in Last Fiscal Year

The following table shows options granted to the named executive officers during fiscal 2004.

Name	Number of securities underlying option/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price per share ($/share)	Expiration date	Grant date present value

John E. Gialouris	15,630	100.0%	$100.00	July 17, 2010		*

*                 The present value of the options as of their grant date is not presented as it is not meaningful in the context of RBS Global, Inc.’s common stock being privately held.

The following table sets forth information concerning exercises of stock options during fiscal year 2004 by each of the named executive officers.  No options were exercised by any of the named executive officers during fiscal 2004.

Aggregated Option/SAR Exercises In Last Fiscal Year And

FY-End Option/SAR Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options/SARs at FY-End(#)		Value of Unexercised In-the-Money Options/SARs at FY-End($)(2)
Name	Exercise(#)	Realized($)	Exercisable(1)	Unexercisable	Exercisable	Unexercisable

Robert A. Hitt	—	—	12,145	66,007	—	—
Thomas J. Jansen	—	—	6,071	33,005	—	—
Thomas J. Smith	—	—	758	4,127	—	—
John E. Gialouris	—	—	2,082	13,548	—	—
Michael N. Andrzejewski	—	—	2,277	12,377	—	—

(1)          Consists of options for shares which were exercisable as of, and/or exercisable within 60 days of, March 31, 2004.

(2)          The value of the options as fiscal year end is not presented as it is not meaningful in the context of RBS Global, Inc.’s common stock being privately held.

Pension Plan

Each named executive officer participates in the Rexnord Non-Union Pension Plan described below. The following table shows the estimated annual pension benefits under this plan for the specified compensation and years of service.

	YEARS OF SERVICE
	10	15	20	25	30+
Remuneration
$125,000	15,760	23,640	31,520	39,400	47,280
$150,000	19,260	28,890	38,520	48,150	57,780
$175,000	22,760	34,140	45,520	56,900	68,280
$200,000	26,260	39,390	52,520	65,650	78,780

Non-Union Pension Plan

Our named executive officers participate in the Rexnord Non-Union Pension Plan. Benefit payments under this plan are generally based on final average annual compensation—including overtime pay, incentive compensation and certain other forms of compensation reportable as wages taxable for federal income tax purposes, but excluding severance payments, amounts attributable to our equity plans, and any taxable fringe benefits—for the five consecutive years within the final ten years of employment prior to the normal retirement age of 65 that produce the highest average. The plan’s benefits formula also integrates benefit formulas from prior plans of our former parent in which certain participants may have been entitled to participate. Benefits are generally payable as a life annuity for unmarried participants and on a 50% joint and survivor basis for married participants. The full retirement benefit is payable to participants who retire on or after age 65 with five years of service, and a reduced early retirement benefit is available to participants who retire on or after age 55 with 10 years of service. No offsets are made for the value of any social security benefits earned. During the year ended March 31, 2004 the Company made significant modifications to the plan by freezing credited service as of March 31, 2004. A new discretionary contribution equal to 3% of pay was added to the 401(k) defined contribution plan.

Frozen Credited Years of Service under Rexnord Non-Union Pension Plan for Named Executive Officers:

Robert A. Hitt	9
Thomas J. Jansen	8
Michael N. Andrzejewski	8
Thomas J. Smith	10
John E. Gialouris	1

Director Compensation

Our directors are employed either by the Carlyle Group or us and are not separately compensated for their service as directors. Our outside director, George Sherman, will not receive an additional fee for his services as director other than the compensation described below – “Consulting Agreement.”

Stock Option Plan

In connection with the Acquisition, certain members of our management, including certain named executive officers and Mr. George Sherman, received non-qualified stock options to purchase common stock of RBS Global, Inc. pursuant to the terms of the Stock Option Plan of RBS Global, Inc. The option plan permits the grant of non-qualified stock options and incentive stock options to purchase shares of RBS Global, Inc. common stock. As of March 31, 2004, 355,551 shares of common stock were authorized and 279,895 shares were issued under the option plan. The compensation committee of the board of directors of RBS Global, Inc. administers the option plan. Employees, consultants and directors are eligible to receive a grant of options under the option plan.

The per share exercise price of each such option is $100.00. All of Mr. Sherman’s options are time vesting and will become vested on or prior to March 1, 2008. Each other option will generally become vested and exercisable as follows:

•                  Approximately 33% of the options are time vesting options that will become vested on a pro-rata annual basis on or prior to the fifth anniversary from the date of grant.

•                  Approximately 67% of the options are performance vesting options that will become vested on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may become vested and exercisable over a five-year period from the grant date if certain performance targets relating to earnings and debt repayment are met.

In addition, a portion of these options may accelerate upon the occurrence of certain stated liquidity events. Shares of common stock purchased or acquired under the stock option plan will generally be subject to restrictions on transfer, repurchase rights, and other limitations as set forth in the stockholder agreement. See “Certain Relationships and Related Transactions—Stockholders Agreement.”

Executive Bonus Plan

In connection with the Acquisition, we adopted our Executive Bonus Plan to provide our management with an incentive to achieve key business objectives. The plan allows our key officers and directors to achieve performance-based compensation in addition to their annual base salary. Each participating officer or director is eligible to receive a performance bonus for each bonus period based on a stated percentage of the officer’s or director’s base pay if our financial performance is equal to or greater than 90% of certain stated financial targets, as described in the plan. Eighty percent of the performance-based compensation will be paid in accordance with the percentage of EBITDA targets, as defined under the plan, achieved and 20% of the performance-based compensation will be paid in accordance with the achievement of personal performance targets. Solely at our discretion, additional performance-based compensation may be paid to executives.

Generally, target awards under the plan will vary from 35% to 60% of the officer’s base salary depending upon level of seniority and overall performance of the individual. With limited exceptions, an employee who leaves the Company prior to the end of a bonus period will not be eligible for a bonus payment.

Employment Agreements

In connection with the Acquisition, we entered into employment agreements with each of Messrs. Hitt, Jansen and Andrzejewski. Each agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. The following table sets forth the stated annual base salary, which may be increased by our board of directors, for certain of the named executive officers:

Name	Title	Base Salary

Robert A. Hitt	Chief Executive Officer	$500,000
Thomas J. Jansen	Chief Financial Officer	$300,000
Michael N. Andrzejewski	Vice President of Business Development and Secretary	$200,000

Under the terms of each agreement, the executive was eligible at the start of fiscal 2004, to receive a discretionary bonus under the terms of our Executive Bonus Plan. The executives have also been granted options to purchase shares of RBS Global, Inc. common stock under the stock option plan. Messrs. Hitt, Jansen and Andrzejewski are entitled to purchase 78,152 shares, 39,076 shares and 14,654 shares, respectively, of common stock of RBS Global, Inc.  Each executive is also entitled to participate in our employee benefit plans, programs and arrangements currently in effect, and is entitled to reimbursement for all reasonable travel and other expenses incurred during the performance of the executive’s duties in accordance with our expense reimbursement policy.

Each of these employment agreements provides that upon termination of employment, the executive will be entitled to receive the sum of the executive’s unpaid annual base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation, and any amount arising from the executive’s participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of employment either by us without cause or by the executive for good reason, each executive will be entitled to an amount equal to the executive’s stated annual base salary for a specified amount of time ranging from one year to 18 months and, during the severance period, continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination.

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

Under the terms of the agreement, Mr. Sherman will receive a stated annual consulting fee of $250,000. In addition, Mr. Sherman is entitled to participate in the stock option plan of RBS Global, Inc. and has been granted options to purchase approximately 2% of the outstanding shares of stock of RBS Global, Inc. common stock under the stock option plan. Mr. Sherman also is entitled to reimbursement for all reasonable travel and other expenses incurred in connection with our business.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All of the issued and outstanding common stock of Rexnord Corporation is owned by our parent, RBS Global, Inc. Certain affiliates of Carlyle own approximately 96% of RBS Global’s common stock while the remainder is owned by our Chairman and certain of our named executive officers.

The following table sets forth information with respect to the beneficial ownership of the capital stock of RBS Global, Inc. as of the date of this filing:

•                  each person known to own beneficially more than 5% of the capital stock;

•                  each of our directors;

•                  each of the executive officers named in the summary compensation table; and

•                  all of our directors and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are not deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of capital stock.

	Beneficial Ownership of Rexnord Corporation
Name of Beneficial Owner	Number of Shares (4)	Percentage of Outstanding Capital Stock

TCG Holdings, L.L.C.(1)	3,441,001	94.5%
George M. Sherman(2)	160,630	4.3%
Robert A. Hitt	17,145		*
Thomas J. Jansen	7,071		*
Michael N. Andrzejewski	3,277		*
James T. Richard	2,277	—
Thomas J. Smith	758	—
Praveen R. Jeyarajah(3)	—	—
Jerome H. Powell(3)	—	—
Bruce E. Rosenblum(3)	—	—
All executive officers and directors as a group (9 persons)	191,158	5.2%

*                 Denotes less than 1.0% beneficial ownership

(1)                                  TC Group III, L.P. is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P. the record holders of 3,259,067 and 83,997 share of our common stock, respectively.  TC Group III, L.L.C. is the sole general partner of TC Group III, L.P.  TCG High Yield, L.L.C. is the sole general partner of Carlyle

High Yield Partners, L.P., and the record holder of 97,937 shares of common stock.  TCG High Yield Holdings, L.L.C. is the sole managing member of TCG High Yield, L.L.C.  TC Group, L.L.C. is the sole managing member of TC Group III, L.L.C. and TCG High Yield Holdings, L.L.C.  TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C.  Accordingly, (i) TC Group III, L.P. and TC Group III, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L.P. and CP III Coinvestment, L.P.: (ii) TCG High Yield, L.L.C. and TCG High Yield Holdings, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by Carlyle High Yield Partners, L.P.; and (iii) TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L. P., CP III Coinvestment, L.P., and Carlyle High Yield Partners, L.P.  William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of shares of common stock beneficially owned by TCG Holdings, L.L.C.  Such individuals expressly disclaim any such beneficial ownership.  The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.  Each of the foregoing entities reports to have sole voting and investment power over the shares of common stock reported to be beneficially owned by such entity.

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

(4)                                  Includes shares vested under the Stock Option Plan of RBS Global, Inc. as of May 30, 2004 of 15,630 shares for Mr. Sherman; 12,145 shares for Mr. Hitt; 6,071 shares for Mr. Jansen; 2,277 shares for Mr. Andrzejewski; 2,277 shares for Mr. Richard; 758 shares for Mr. Smith and 39,158 shares for all executive officers and directors as a group.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2004, the number of securities outstanding under our equity compensation plan, the Stock Option Plan of RBS Global, Inc., the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	279,895	$100.00	75,656
Equity compensation plans not approved by security holders	—	—	—

Total	279,895	$100.00	75,656

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by Ernst & Young LLP during fiscal 2004 for professional services rendered for the review of our quarterly reports on Form10-Q and for the audit of our financial statements for the fiscal year ended March 31, 2004 was $942,500.

Audit Related Fees

Ernst & Young LLP did not bill us for any assurance and related services reasonably related to the performance of the audit or review of our financial statements which are not disclosed above.

Tax Fees

The aggregate tax fees billed by Ernst & Young during 2004 for tax services rendered to us were $519,360.  The tax services rendered to us by Ernst & Young LLP were for domestic tax compliance, foreign tax compliance and tax consulting and were approved by the Audit Committee in advance.

All Other Fees

Ernst & Young did not provide any other types of services to us during fiscal 2004.

Audit Committee Pre-Approval Policies and Procedures

All the services described above were approved by our Audit Committee in advance of the services being rendered.

The Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the independent auditors. The Audit Committee must pre-approve all audit (including audit related) services and permitted non-audit services provided by the independent auditors in accordance with the pre-approval policies and procedures established by the Audit Committee.

The Audit Committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit, statutory audits and tax work to be performed by the Company’s independent auditors for the next fiscal year. With respect to other permitted services, management defines and presents specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project thresholds and annual thresholds. In assessing requests for services by the independent auditor, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent auditor is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. In making its recommendation to ratify the appointment of Ernst & Young LLP as our auditor for the current fiscal year, the Audit Committee has considered whether the non-audit services provided by them are compatible with maintaining their independence.  At each Audit Committee meeting, the Vice President Finance reports to the Audit Committee regarding the aggregate fees for which the independent auditor has been engaged for such engagements, projects and categories of services compared to the approved amounts.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)                 Financial Statements

The Company’s consolidated financial statements included in Item 8 hereof are for the Year Ended March 31, 2004, for the Period from Inception (November 25, 2002) through March 31, 2003 and for the Predecessor, for the Period from April 1, 2002 through November 24, 2002, and for the Year Ended March 31, 2002 and consist of the following:

Consolidated Balance

 Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) (2)                 Financial Statement Schedules.

Financial Statement Schedule of the Company appended hereto, as required for the Year Ended March 31, 2004, for the Period from Inception (November 25, 2002) through March 31, 2003 and for the Predecessor, for the Period from April 1, 2002 through November 24, 2002, and for the Year Ended March 31, 2002 and consist of the following:

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

10.5*	Subsidiaries Guaranty dated November 25, 2002, by and among the Guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent.
10.6*	Management Agreement among RBS Global, Inc. and TC Group LLC dated November 25, 2002.
10.7*	Management Consulting Agreement among Rexnord Corporation and George M. Sherman, Cypress Group, L.L.C. and Cypress Industrial Holdings, L.L.C. dated November 25, 2002.
10.8*	Non-Competition Agreement dated November 25, 2002, by and among Invensys, plc and RBS Acquisition Corporation.
10.9*	Employment Agreement between Rexnord Corporation and Robert A. Hitt dated November 25, 2002.(1)
10.10*	Employment Agreement between Rexnord Corporation and Thomas J. Jansen dated November 25, 2002.(1)
10.11*	Employment Agreement between Rexnord Corporation and Michael N. Andrzejewski dated November 25,

2002.(1)
10.12*	Stock Option Plan of RBS Global, Inc.(1)
10.13*	Form of Rexnord Non-Union Pension Plan.(1)
10.14*	Form of Rexnord Supplemental Pension Plan.(1)
10.15*	Form of Rexnord Corporation Executive Bonus Plan.(1)
10.16*	Stockholders Agreement by and among RBS Global, Inc., Carlyle Partners III, L.P., CPIII Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Robert A. Hitt, dated as of November 25, 2002.(1)
10.17*	Stockholders Agreement by and among RBS Global, Inc., Carlyle Partners III, L.P., CPIII Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Thomas Jansen, dated as of November 25, 2002.(1)
10.18*

Stockholders Agreement by and among RBS Global, Inc., Carlyle Partners III, L.P., CPIII Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Michael Andrzejewski, dated as of November 25, 2002.(1)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries.
31.1	Certification of Robert A. Hitt, Chief Executive Officer
31.2	Certification of Thomas J. Jansen, Chief Financial Officer
32.0	Written statement of the Chief Executive Officer and Chief Financial Officer

*      Incorporated by reference to the Exhibits filed with Rexnord Corporation’s Registration Statement on Form S-4 filed May 15, 2003.

(1)          Management plan or compensatory plan or arrangement.

(b)                                 Reports on Form 8-K

The Company furnished a current report on Form 8-K dated February 11, 2004 with respect to announcing financial results for the third quarter ended December 31, 2003.

Rexnord Corporation

Schedule II—Valuation and Qualifying Accounts

Fiscal Years Ended March 31, 2002, 2003, and 2004

(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year

Fiscal Year 2002 (Predecessor):
Valuation allowance for trade and notes receivable	1.4	1.7		(1.5)	1.6
Valuation allowance for excess and obsolete inventory	11.0	2.7		(2.6)	11.1
Valuation allowance for income taxes	3.1	10.3	—	(1.2)	12.2

Period April 1, 2002 to November 24, 2002 (Predecessor):
Valuation allowance for trade and notes receivable	1.6	0.5	—	(0.4)	1.7
Valuation allowance for excess and obsolete inventory	11.1	1.6	—	(1.5)	11.2
Valuation allowance for income taxes	12.2	—	—	(0.1)	12.1

Period November 25, 2002 through March 31, 2003:
Valuation allowance for trade and notes receivable	1.7	0.6	2.0	(0.8)	3.5
Valuation allowance for excess and obsolete inventory	11.2	0.4	3.1	(1.1)	13.6
Valuation allowance for income taxes	12.1	—	—	(0.4)	11.7

Fiscal Year 2004:
Valuation allowance for trade and notes receivable	3.5	1.2	1.0	(2.1)	3.6
Valuation allowance for excess and obsolete inventory	13.6	1.5	—	(6.0)	9.1
Valuation allowance for income taxes	11.7	2.8	—	(0.1)	14.4

(1)          Uncollectible amounts, dispositions charged against the reserve, and consumption of net operating losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC.

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date: June 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer and	June 15, 2004
Robert A. Hitt	Director (Principal Executive Officer)

/s/ THOMAS J. JANSEN	Chief Financial Officer	June 15, 2004
Thomas J. Jansen	(Principal Financial Officer)

/s/ GEORGE M. SHERMAN	Chairman	June 15, 2004
George M. Sherman

/s/ PRAVEEN R. JEYARAJAH	Director	June 15, 2004
Praveen R. Jeyarajah

/s/ JEROME H. POWELL	Director	June 15, 2004
Jerome H. Powell

/s/ BRUCE E. ROSENBLUM	Director	June 15, 2004
Bruce E. Rosenblum

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a Proxy Statement to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD CORPORATION

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date: June 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer and	June 15, 2004
Robert A. Hitt	Director (Principal Executive Officer)

/s/ THOMAS J. JANSEN	Chief Financial Officer	June 15, 2004
Thomas J. Jansen	(Principal Financial Officer)

/s/ GEORGE M. SHERMAN	Chairman	June 15, 2004
George M. Sherman

/s/ PRAVEEN R. JEYARAJAH	Director	June 15, 2004
Praveen R. Jeyarajah

/s/ JEROME H. POWELL	Director	June 15, 2004
Jerome H. Powell

/s/ BRUCE E. ROSENBLUM	Director	June 15, 2004
Bruce E. Rosenblum

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Rexnord Corporation is not required to nor does it intend to furnish an Annual Report or a Proxy Statement to security holders.