Form 10-Q
period 2004-06-30
REXNORD CORP; RBS GLOBAL INC
filed 2004-08-10
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR
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

You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “ may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2004.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	June 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$10.7	$21.8
Receivables, net	119.1	120.2
Inventories	143.1	134.7
Other current assets	13.9	14.6
Total current assets	286.8	291.3

Property, plant and equipment, net	267.0	270.2
Intangible assets, net	121.7	125.2
Goodwill	582.1	582.1
Other assets	29.5	30.3
	$1,287.1	$1,299.1

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$64.5	$72.9
Income taxes payable	7.4	4.8
Deferred income taxes	6.7	6.4
Compensation and benefits	28.8	29.3
Current portion of long-term debt	2.5	2.0
Other current liabilities	29.0	42.1
Total current liabilities	138.9	157.5

Long-term debt	554.6	548.8
Pension obligations	91.5	92.7
Postretirement benefit obligations	42.6	43.9
Deferred income taxes	49.4	49.7
Other liabilities	7.7	7.4
Total liabilities	884.7	900.0

Stockholders’ equity
Common stock, $0.01 par value; authorized 5,000,000 shares issued and outstanding 3,595,001 shares	0.1	0.1
Additional paid in capital	359.4	359.4
Accumulated other comprehensive income	14.1	15.8
Retained earnings	28.8	23.8
Total stockholders’ equity	402.4	399.1
	$1,287.1	$1,299.1

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in millions)

	First Quarter Ended
	June 30, 2004	June 29, 2003

Net sales	$188.8	$161.8

Cost of sales	127.7	113.7
Gross profit	61.1	48.1

Selling, general and administrative expenses	38.1	36.1
Restructuring and other similar costs	—	0.7
Amortization of intangible assets	3.5	3.5
Income from operations	19.5	7.8

Non-operating income (expense):
Interest expense, net	(10.6)	(11.4)
Other, net	(0.6)	(0.5)
Income (loss) before income taxes	8.3	(4.1)
Provision (benefit) for income taxes	3.3	(1.6)
Net income (loss)	$5.0	$(2.5)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	First Quarter Ended
	June 30, 2004	June 29, 2003

Operating activities
Net income (loss)	$5.0	$(2.5)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	7.9	7.9
Amortization of intangible assets	3.5	3.5
Amortization of deferred financing costs	0.8	0.8
Changes in operating assets and liabilities:
Receivables	0.2	18.6
Inventories	(9.4)	—
Other assets	0.1	—
Accounts payable	(7.9)	(10.9)
Accruals and other liabilities	(12.4)	(16.6)
Cash provided by (used for) operating activities	(12.2)	0.8

Investing activities
Expenditures for property, plant and equipment	(5.0)	(3.0)
Adjustment of purchase price for Rexnord	—	(10.4)
Cash used for investing activities	(5.0)	(13.4)

Financing activities
Net borrowings of long-term debt	6.3	—
Cash provided by financing activities	6.3	—

Effect of exchange rate changes on cash	(0.2)	1.0
Decrease in cash	(11.1)	(11.6)
Cash at beginning of period	21.8	37.2
Cash at end of period	$10.7	$25.6

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

1.                          Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of RBS Global, Inc. and subsidiaries (collectively, “the Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2005. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a manufacturer of mechanical power transmission components whose product portfolio includes flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products.

The Acquisition

RBS Global, Inc. is the parent company of Rexnord Corporation, a holding company (“Rexnord”), which owns several domestic and foreign subsidiaries.  On November 25, 2002, pursuant to a Stock Purchase Agreement between RBS Acquisition Corporation and Invensys plc (“Invensys”) and certain of its affiliates, RBS Acquisition Corporation acquired the net assets of the Rexnord Group (the “Predecessor”) for $923.9 million, including direct costs of the acquisition of $11.8 million (“the Acquisition”). RBS Acquisition Corporation is a wholly owned subsidiary of Rexnord. The purchase price was financed by a $359.5 million equity investment from affiliates of The Carlyle Group and certain members of management of the Company, $360.0 million of term loans and $225.0 million of senior subordinated notes.

In conjunction with the Acquisition, the Company recorded liabilities in connection with the business combination primarily for plant exit costs and employee severance costs.  During the first quarter ended June 30, 2004, cash payments of $1.9 million related to severance and plant exit costs associated with the Acquisition were charged against previously recorded reserves.  For the prior year quarter ended June 29, 2003, cash payments of $3.1 million related to severance and plant exit costs and non-cash charges of $2.0 million related to the write-off of inventory and manufacturing equipment were charged against previously recorded reserves.  At June 30, 2004, there were $9.7 million of severance and plant exit related reserves remaining related to the Acquisition versus $15.4 million recorded as of June 29, 2003, of which approximately $8.0 million was reserved for non-cash items.

2.                          Income Taxes

The provision/benefit for income taxes for the fiscal quarters ended June 30, 2004 and June 29, 2003 are based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.

3.                          Comprehensive Income

Comprehensive income consists of the following (in millions):

	First Quarter Ended
	June 30, 2004	June 29, 2003

Net income (loss)	$5.0	$(2.5)
Other comprehensive income –
Foreign currency translation adjustments	(1.7)	5.7
Comprehensive income	$3.3	$3.2

4.                          Inventories

The major classes of inventories are summarized as follows (in millions):

	June 30, 2004	March 31, 2004
Finished goods	$89.9	$85.6
Work in process	24.1	23.5
Raw materials	28.4	24.9
Inventories at FIFO cost	142.4	134.0
Adjustment to state inventories at LIFO cost	0.7	0.7
	$143.1	$134.7

5.         Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2004	March 31, 2004
Taxes, other than income taxes	$2.2	$2.5
Interest payable	4.5	10.8
Sales rebates	4.3	5.2
Severance obligations	9.1	10.4
Liabilities recorded in connection with business combination	0.6	1.2
Other	8.3	12.0
	$29.0	$42.1

6.                          Long-Term Debt

Long-term debt is summarized as follows (in millions):

	June 30, 2004	March 31, 2004
Term loans	$320.0	$320.0
Revolving loans	5.9	—
10.125% senior subordinated notes due 2012	225.0	225.0
Other debt	6.2	5.8
Total	557.1	550.8
Less current portion	2.5	2.0
Long-term debt	$554.6	$548.8

On November 25, 2002, Rexnord entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord had outstanding borrowings of $320.0 million at June 30, 2004. Borrowings under the Credit Agreement are secured by substantially all of the Company’s assets.  On February 24, 2004, the Credit Agreement was amended to reduce the interest rate on the term loans by 75 basis points.  At the option of Rexnord, borrowings under the term loans bear interest at the following rates per annum: (i) 2.00% plus the Base Rate, or (ii) 3.25% plus the Eurodollar Rate. At June 30, 2004, $312 million of term loans bear interest at 4.39% and $8 million bear interest at 4.62%.

The Credit Agreement also provides Rexnord with a $75 million revolving credit facility under which there were $5.9 million of borrowings outstanding at June 30, 2004.  In addition to the outstanding borrowings, $9.7 million of the facility is considered utilized in connection with outstanding letters of credit.

On July 16, 2004 the Company’s interest rate on the term loan borrowings was further reduced by 25 basis points from June 30, 2004 to either; (i) 1.75% plus the Base Rate or (ii) 3.00% plus the Eurodollar Rate, reflecting the attainment of reduced leverage ratios within the amended Credit Agreement.

7.                          Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity (in millions):

	First Quarter Ended
	June 30, 2004	June 29, 2003

Balance at beginning of period	$1.1	$1.3
Expense	0.2	0.2
Claims settled	(0.1)	(0.2)
Balance at end of period	$1.2	$1.3

8.                          Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant; therefore, no compensation expense has been recognized. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans under a fair value-based method.  Had compensation cost been determined based upon the fair value at the grant date under the provisions of SFAS No. 123, the Company’s pro forma net income (loss) would have been as follows (in millions):

	First Quarter Ended
	June 30, 2004	June 29, 2003

Reported net income (loss)	$5.0	$(2.5)
Stock based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.2)
Pro forma net income (loss)	$4.8	$(2.7)

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions: dividend yield of 0%, expected life in years of 7 for the quarter ending June 30, 2004 and 10 for the quarter ending June 29, 2003; and risk-free rate of interest of 3.8%.  The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

9.         Retirement Benefits

During fiscal year 2004 (year ending March 31, 2004) the Company made significant modifications to its defined benefit pension plans covering certain U.S. employees by freezing credited service as of March 31, 2004.  The components of net periodic benefit cost are as follows (in millions):

	First Quarter Ended
	June 30, 2004	June 29, 2003
Pension Benefits:

Service cost	$0.8	$1.8
Interest cost	3.2	3.3
Expected return on plan assets	(2.7)	(2.3)
Amortization:
Prior service cost	0.1	—
Net periodic benefit cost	$1.4	$2.8

Other Postretirement Benefits:

Service cost	$0.2	$0.2
Interest cost	0.7	0.8
Amortization:
Prior service cost	(0.1)	(0.3)
Net periodic benefit cost	$0.8	$0.7

In the first quarter of fiscal 2005, the Company made contributions of $2.6 million to its US qualified pension plan trusts.  In the first quarter of fiscal 2004 the company contributed $16.4 million to those same plans.  As of April 1, 2004, the Company added a discretionary contribution equal to 3% of pay covering certain U.S. employees to its 401(k) deferred contribution plan.  The expense associated with the discretionary contribution is $0.9 million for the three months ended June 30, 2004.

10.      Guarantor Subsidiaries

The following schedules present condensed consolidating financial information at June 30, 2004 and March 31, 2004 and for the three month periods ended June 30, 2004 and June 29, 2003 for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord which is also referred to as the Issuer, (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company.

Condensed Consolidating Balance Sheet (Unaudited)

June 30, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$4.3	$6.4	$—	$10.7
Receivables, net	—	—	59.2	59.9	—	119.1
Inventories	—	—	88.5	54.6	—	143.1
Other current assets	—	—	8.0	5.9	—	13.9
Total current assets	—	—	160.0	126.8		286.8

Receivable from (payable to) affiliates	—	94.2	36.3	(130.5)	—	—
Property, plant and equipment, net	—	—	201.6	65.4	—	267.0
Intangible assets, net	—	—	113.8	7.9	—	121.7
Goodwill	—	8.1	399.8	174.2	—	582.1
Investment in:					—
Guarantor subsidiaries	404.4	902.5	—	—	(1,306.9)	—
Non-guarantor subsidiaries	—	—	109.6	—	(109.6)	—
Other assets	—	21.5	6.9	1.1	-	29.5
Total assets	$404.4	$1,026.3	$1,028.0	$244.9	$(1,416.5)	$1,287.1

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$—	$—	$37.4	$27.1	—	$64.5
Income taxes payable	(0.2)	(3.4)	5.2	5.8	—	7.4
Deferred income taxes	(0.1)	—	4.5	2.3	—	6.7
Compensation and benefits	—	—	19.0	9.8	—	28.8
Current portion of long-term debt	—	—	0.1	2.4	—	2.5
Other current liabilities	—	4.4	14.6	10.0	—	29.0
Total current liabilities	(0.3)	1.0	80.8	57.4	—	138.9
					—
Long-term debt	—	550.9	1.0	2.7	—	554.6
Notes payable to (receivable from) affiliates, net	2.3	69.6	(103.8)	31.9	—	—
Pension obligations	—	-	54.1	37.4	—	91.5
Postretirement benefit obligations	—	-	40.8	1.8	—	42.6
Deferred income taxes	—	0.4	45.4	3.6	—	49.4
Other liabilities	—	-	7.2	0.5	—	7.7
Total liabilities	2.0	621.9	125.5	135.3	—	884.7

Stockholders’ equity	402.4	404.4	902.5	109.6	(1,416.5)	402.4
Total liabilities and stockholders’ equity	$404.4	$1,026.3	$1,028.0	$244.9	$(1,416.5)	$1,287.1

Condensed Consolidating Balance Sheet

March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$9.1	$12.7	$—	$21.8
Receivables, net	—	—	59.2	61.0	—	120.2
Inventories	—	—	80.3	54.4	—	134.7
Other current assets	—	—	8.2	6.4	—	14.6
Total current assets	—	—	156.8	134.5	—	291.3

Receivable from (payable to) affiliates	—	94.2	36.3	(130.5)	—	—
Property, plant and equipment, net	—	—	202.7	67.5	—	270.2
Intangible assets, net	—	—	117.2	8.0	—	125.2
Goodwill	—	8.1	399.8	174.2	—	582.1
Investment in:
Guarantor subsidiaries	400.9	894.0	—	—	(1,294.9)	—
Non-guarantor subsidiaries	—	—	109.9	—	(109.9)	—
Other assets	—	22.3	6.9	1.1	—	30.3
Total assets	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$—	$—	$40.2	$32.7	$—	$72.9
Income taxes payable	—	—	(0.7)	5.5	—	4.8
Deferred income taxes	—	—	4.2	2.2	—	6.4
Compensation and benefits	—	—	19.0	10.3	—	29.3
Current portion of long-term debt	—	—	0.1	1.9	—	2.0
Other current liabilities	—	10.7	17.4	14.0	—	42.1
Total current liabilities	—	10.7	80.2	66.6	—	157.5

Long-term debt	—	545.0	1.0	2.8	—	548.8
Notes payable to (receivable from) affiliates, net	1.8	61.6	(95.2)	31.8	—	—
Pension obligations	—	—	55.0	37.7	—	92.7
Postretirement benefit obligations	—	—	42.1	1.8	—	43.9
Deferred income taxes	—	0.4	45.6	3.7	—	49.7
Other liabilities	—	—	6.9	0.5	—	7.4
Total liabilities	1.8	617.7	135.6	144.9	—	900.0

Stockholders’ equity	399.1	400.9	894.0	109.9	(1,404.8)	399.1
Total liabilities and stockholders’ equity	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Condensed Consolidating Statement of Operations (Unaudited)

First Quarter Ended

June 30, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$134.0	$67.9	$(13.1)	$188.8
Cost of sales	—	—	91.2	49.6	(13.1)	127.7
Gross profit	—	—	42.8	18.3	—	61.1

Selling, general and administrative expenses	—	—	24.9	13.2	—	38.1
Amortization of intangible assets	—	—	3.4	0.1	—	3.5
Income from operations	—	—	14.5	5.0	—	19.5

Non-operating income (expense):
Interest expense:
To third parties	—	(10.2)	—	(0.4)	—	(10.6)
To affiliates	—	1.8	0.5	(2.3)	—	—
Other, net	(0.5)	—	(0.1)	-	—	(0.6)
Income (loss) before income taxes	(0.5)	(8.4)	14.9	2.3	—	8.3
Provision (benefit) for income taxes	(0.2)	(3.4)	6.0	0.9	—	3.3
Income (loss) before equity in earnings of subsidiaries	(0.3)	(5.0)	8.9	1.4	—	5.0
Equity in earnings of subsidiaries	5.3	10.3	1.4	—	(17.0)	—
Net income	$5.0	$5.3	$10.3	$1.4	$(17.0)	$5.0

Condensed Consolidating Statement of Operations (Unaudited)

First Quarter Ended

June 29, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$113.8	$59.1	$(11.1)	$161.8
Cost of sales	—	—	80.3	44.5	(11.1)	113.7
Gross profit	—	—	33.5	14.6	—	48.1

Selling, general and administrative expenses	—	—	23.0	13.1	—	36.1
Restructuring and other similar costs	—	—	0.7	—	—	0.7
Amortization of intangible assets	—	—	3.4	0.1	—	3.5
Income from operations	—	—	6.4	1.4	—	7.8

Non-operating income (expense):
Interest expense:
To third parties	—	(11.1)	—	(0.3)	—	(11.4)
To affiliates	—	—	2.7	(2.7)	—	—
Interest income from affiliates	—	1.9	(1.9)	—	—	—
Other, net	(0.5)	—	—	—	—	(0.5)
Income (loss) before income taxes	(0.5)	(9.2)	7.2	(1.6)	—	(4.1)
Provision (benefit) for income taxes	(0.2)	(3.6)	2.8	(0.6)	—	(1.6)
Income (loss) before equity in earnings (loss) of subsidiaries	(0.3)	(5.6)	4.4	(1.0)	—	(2.5)
Equity in earnings (loss) of subsidiaries	(2.2)	3.4	(1.0)	—	(0.2)	—
Net income (loss)	$(2.5)	$(2.2)	$3.4	$(1.0)	$(0.2)	$(2.5)

Condensed Consolidating Statement of Cash Flows (Unaudited)

First Quarter Ended

June 30, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$5.0	$5.3	$10.3	$1.4	$(17.0)	$5.0
Noncash adjustments	(5.4)	(9.5)	7.5	2.6	17.0	12.2
Changes in operating assets and liabilities	0.4	(1.7)	(18.8)	(9.3)	—	(29.4)
Cash used for operating activities	—	(5.9)	(1.0)	(5.3)	—	(12.2)

Investing activities
Expenditures for property, plant and equipment	—	—	(3.8)	(1.2	—	(5.0)
Cash used for investing activities	—	—	(3.8)	(1.2)	—	(5.0)

Financing activities
Net borrowings of long-term debt	—	5.9	—	0.4	—	6.3
Cash provided by financing activities	—	5.9	—	0.4	—	6.3

Effect of exchange rate changes on cash	—	—	—	(0.2)	—	(0.2)
Decrease in cash	—	—	(4.8)	(6.3)	—	(11.1)
Cash at beginning of period	—	—	9.1	12.7	—	21.8
Cash at end of period	$—	$—	$4.3	$6.4	$—	$10.7

Condensed Consolidating Statement of Cash Flows (Unaudited)

First Quarter Ended

June 29, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$(2.5)	$(2.2)	$3.4	$(1.0)	$(0.2)	$(2.5)
Non-cash adjustments	2.2	(2.6)	12.3	0.1	0.2	12.2
Changes in operating assets and liabilities	0.3	4.8	(8.8)	(5.2)	—	(8.9)
Cash used for operating activities	—	—	6.9	(6.1)	—	0.8

Investing activities
Expenditures for property, plant and equipment	—	—	(2.0)	(1.0)	—	(3.0)
Adjustment of purchase price for Rexnord	—	—	(10.4)	—	—	(10.4)
Cash used for investing activities	—	—	(12.4)	(1.0)	—	(13.4)

Financing activities	—	—	—	—	—	—

Effect of exchange rate changes on cash	—	—	0.1	0.9	—	1.0
Decrease in cash	—	—	(5.4)	(6.2)	—	(11.6)
Cash at beginning of period	—	—	20.4	16.8	—	37.2
Cash at end of period	$—	$—	$15.0	$10.6	$—	$25.6

ITEM 2.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained on pages 18-20 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.  Management believes that as of June 30, 2004 and for the quarter then ended, there has been no material change to this information.

Fiscal Year

The Company is on a fiscal year ended March 31.  The first quarter of fiscal 2005 is the quarter ended June 30, 2004 and the first quarter of fiscal 2004 is the quarter ended June 29, 2003.

Overview

Sales and profits in the first quarter of fiscal 2005 (quarter ended June 30, 2004) improved significantly versus the first quarter of fiscal 2004 (quarter ended June 29, 2003).   The sales growth in the first quarter was balanced between sales to distribution customers and strong demand from OEM customers in the sectors in which our products are utilized.  The growth in distribution sales was driven by the moderating of the inventory reductions at our North American distributors we experienced throughout fiscal 2004.  OEM customers in the end markets we serve experienced improving economic conditions as capital spending improved on new products/ projects and investment on refurbishment products as manufacturing capacity is put back on line.  In addition to the sales growth, orders in the first quarter grew 26% over the prior year quarter, the third consecutive quarter in which orders have increased over the comparable prior year period.

The improved profitability in the first quarter of fiscal 2005 versus the prior year was a direct result of the programs we put in place throughout fiscal 2004 to reduce our overall cost structure through plant consolidations, headcount reductions and strict cost controls.  In addition to the benefits generated by putting those cost containment measures in place, we continued to execute our disciplined operating methodology, the Rexnord Business System (“RBS”) which focuses on reducing overall costs while improving delivery and quality to our customers.  The benefits generated by our execution of RBS are visible in the expansion of our gross profit margins and reduced selling, general and administrative expenses as a percentage of sales experienced in the first quarter.

Results of Operations

	First Quarter Ended
(in millions)	June 30, 2004	June 29, 2003

Net sales	$188.8	$161.8
Cost of sales	127.7	113.7
Gross profit	61.1	48.1
Gross profit as a % of sales	32.4%	29.7%

Selling, general and administrative expenses	38.1	36.1
Restructuring and other similar costs	—	0.7
Amortization of intangible assets	3.5	3.5
Income from operations	19.5	7.8

Non-operating income (expense):
Interest expense, net	(10.6)	(11.4)
Other, net	(0.6)	(0.5)
Income (loss) before income taxes	8.3	(4.1)
Provision (benefit) for income taxes	3.3	(1.6)
Net Income (loss)	$5.0	$(2.5)

First Quarter Ended June 30, 2004 Compared with the First Quarter Ended June 29, 2003

Net Sales

Sales in the first fiscal quarter of 2005 were $188.8 million, an increase of $27.0 million or 16.7%, from last year’s first quarter sales of $161.8 million as each of our major product lines recorded year over year sales growth.  Sales in our power transmission businesses (flattop, bearing, coupling, industrial chain and gearing) grew 17.7% over the prior year quarter as the reduction in inventories at our North American industrial distributors moderated and market conditions improved within our end markets of food and beverage, construction, forest products, energy and cement.  In addition to the growth in power transmission related businesses, our aerospace product line (bearings and seals) grew 10.9% in the first quarter of fiscal 2005 over the prior year quarter as economic conditions improved within the Company’s aerospace and commercial airframe manufacturer customer base.  On a constant currency basis, sales in the first quarter of 2005 were favorably impacted by $2.8 million or 1.9% compared to the first quarter of fiscal 2004 as the Euro strengthened against the U.S. Dollar.

Gross Profit

Gross profit in the first quarter of fiscal 2005 was $61.1 million, an increase of $13.0 million or 27.0% over the first quarter fiscal 2004 gross profit of $48.1 million.  Gross profit margins in the first quarter of fiscal 2005 increased 270 basis points to 32.4% compared to 29.7% in the first quarter of fiscal 2004.  The increased sales volume in the first fiscal quarter of 2005 compared to 2004  was the primary contributor to the improvement in gross profit margin dollars.  Also contributing to the gross profit margin improvement was improved productivity throughout the company as a result of the implementation of the Rexnord Business System and lean enterprise strategy, lower pension costs and cost savings within the domestic manufacturing businesses which offset increases in overtime and temporary staff to meet increasing demand, medical costs, and slightly higher material costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses expressed as a percentage of sales declined in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 to 20.2% from 22.3%, reflecting the positive operating leverage on our fixed infrastructure costs.  SG&A expenses in the first quarter of fiscal 2005 were $38.1 million versus $36.1 million in the prior year, an increase of $2.0 million or 5.5%; using constant currency rates SG&A expenses increased quarter over quarter by $1.4 million or 3.8%.  The SG&A dollar increase in the first quarter of 2005 is primarily the result of increased variable selling and related expenses as well as additional investment in sales growth initiatives offset by reduced headcount in overhead staff positions and strict cost controls.

Restructuring and Similar Costs

We did not incur any restructuring or similar costs in the first quarter of fiscal 2005.  In the first quarter of 2004 we expensed as incurred $0.7 million of costs related to consulting assistance to implement severance programs that had been initiated in prior years.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the Acquisition, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $3.5 million in the first quarter of both fiscal 2005 and 2004.

Interest Expense, net

Interest expense (net of interest income) was $10.6 million in the first quarter of fiscal 2005 compared to $11.4 million in the first quarter of fiscal 2004.  The $0.8 million, or 7.0% reduction in our net interest expense in the first quarter of fiscal 2005 versus the prior year quarter was attributable to a reduction in our overall debt levels and lower effective interest rates on our term loans.

Income Tax Expense

The full fiscal year 2005 effective income tax rate is expected to be approximately 40.0%; therefore, the provision for income taxes for the first quarter of fiscal 2005 is $3.3 million.  In the first quarter of fiscal 2004 we generated a pre-tax loss of $4.1 million and recorded a tax benefit of $1.6 million, which equated to approximately a 40.0% effective rate.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75 million revolving credit facility.  As of June 30, 2004, we had $10.7 million of cash and had approximately $59.4 million of additional borrowings available to us under our revolving credit facility; $9.7 million of the facility was utilized in connection with outstanding letters of credit and $5.9 million was borrowed and outstanding.  At June 29, 2003 there were no borrowings outstanding under the revolving credit facility; however, approximately $5.0 million of the facility was utilized in connection with outstanding letters of credit. The revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash used by operating activities in the first quarter of fiscal 2005 was $12.2 million compared to $0.8 million of cash generated in the first quarter of fiscal 2004.  During the current quarter, strong operating performance and a $0.2 million source of cash from accounts receivable was offset by $9.4 million of cash used to fund increased inventory levels to support future quarters sales opportunities and $7.9 million used to reduce accounts payable.  The uses of cash in inventory and accounts payable are expected to be largely timing related and we do not expect to continue to use cash to fund any significant portion of our future working capital requirements.  In addition to the working capital items described above, we used a total of $12.4 million of cash to (i) fund our pension plans in the quarter ($2.6 million) and (ii) make normal seasonal payouts of various accruals including interest payable ($6.6 million), compensation and benefits ($0.4 million), sales rebates ($0.9 million) and payments related to closure and severance liabilities ($1.9 million).

Net cash used in investing activities was $5.0 million in the first quarter of fiscal 2005 compared to a use of $13.4 million in the first quarter of fiscal 2004.  This year we made $5.0 of capital investments in the quarter versus $3.0 million last year.  The growth in capital expenditures compared to the prior year was attributable to our investment in strategic and growth projects well as by the containment of capital investments last year as a result of weaker economic conditions.  Last year we also made a $10.4 million payment in final settlement of the purchase price of Rexnord.

We borrowed a total of $6.3 million under our revolving and other short-term working capital facilities during the first quarter of 2005 versus no borrowing in the first quarter of last year.

As of June 30, 2004 we had $557.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2004	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities - term loans at variable rates	$320.0	$—	$320.0
10.12% Senior Subordinated Notes - fixed rate	225.0	—	225.0
Other Debt	12.1	2.5	9.6
	$557.1	$2.5	$554.6

Through June 30, 2004 we have repaid $40.0 million of principal of the term loans, $29.2 million of which was paid prior to scheduled maturity dates.  As of June 30, 2004, the term loans require annual principal payments of $14.0 million in fiscal 2007, $27.0 million in fiscal 2008 and 2009 and $252.0 million in fiscal 2010.

Our Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on us including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005; and (iii) maximum consolidated leverage ratio of 5.25 to 1.00 through June 2004, 5.00 to 1.00 through December 2004 and 4.75 to 1.00 through June 30, 2005. The Credit Agreement is guaranteed by RBS Global, Inc. and the Guarantor Subsidiaries and is secured by substantially all of the Guarantor Subsidiaries’ real and personal property.  We are required under the Credit Agreement to make mandatory prepayments of our loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of our excess cash flow, as defined.  We estimate that as of June 30, 2004, additional indebtedness of approximately $115 million could be incurred under the terms of our Credit Agreement.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including the senior subordinated notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We may, however, need to refinance all or a portion of the principal amounts of the senior subordinated notes on or prior to maturity.

We cannot assure you that our business will generate sufficient cash flow from operations that any revenue growth or operating improvements will be realized or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities and the senior subordinated notes, on commercially reasonable terms or at all.

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

On November 25, 2002, Rexnord entered into a seven-year bank term loan credit agreement (the “Credit Agreement”) under which Rexnord has outstanding borrowings of $320.0 million at June 30, 2004. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Guarantor Subsidiaries.  On February 24, 2004, the Credit Agreement was amended to reduce the interest rate on the term loans by 75 basis points.  At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.00% plus the Base Rate, or (ii) 3.25% plus the Eurodollar Rate. At June 30, 2004, $312 million of the term loans bear interest at 4.88% per annum and $8 million bear interest at 4.62% per annum.  Our results of operations would likely be affected by changes in market interest rates on these short-term obligations. A hypothetical increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $3.2 million on an annual basis.

On July 16, 2004, the Company’s interest rate on the term loan borrowings was further reduced by 25 basis points from June 30, 2004 to either; (i) 1.75% plus the Base Rate or (ii) 3.00% plus the Eurodollar Rate, reflecting the attainment of reduced leverage ratios within the amended Credit Agreement.

We had outstanding fixed rate long-term debt obligations with carrying values of $225.0 million at June 30, 2004. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

ITEM 4.                                         CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained on page 12 in Item 3, Legal Proceedings, and on pages 53 - 55 in Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.  Management believes that at June 30, 2004, there has been no material change to this information.

ITEM 6.                                         EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits

Exhibit 31.1                                    Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2                                    Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32                                             Written statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

(b)         Reports on Form 8-K filed during the quarter ended June 30, 2004.

The Company furnished Items 7 and 12 in a Current Report on Form 8-K dated June 15, 2004 with respect to announcing financial results for the fourth quarter and year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD CORPORATION

Date:	August 10, 2004	By:	/s/ Thomas J. Jansen
		Name:	Thomas J. Jansen
		Title:	VP Finance and Chief Financial Officer