Form 10-Q
period 2004-10-03
REXNORD CORP; RBS GLOBAL INC
filed 2004-11-10
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-102428	Commission file number: 033-25967

RBS GLOBAL, INC.	REXNORD CORPORATION
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 643-3000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 5.	Other Information
Item 6.	Exhibits

Signatures
Exhibits

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

You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2004.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	October 3, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$16.4	$21.8
Receivables, net	112.3	120.2
Inventories	145.2	134.7
Other current assets	15.4	14.6
Total current assets	289.3	291.3

Property, plant and equipment, net	267.7	270.2
Intangible assets, net	118.3	125.2
Goodwill	582.1	582.1
Other assets	28.7	30.3
	$1,286.1	$1,299.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.3	$2.0
Trade payables	62.2	72.9
Income taxes payable	7.9	4.8
Deferred income taxes	6.7	6.4
Compensation and benefits	27.7	29.3
Other current liabilities	33.3	42.1
Total current liabilities	140.1	157.5

Long-term debt	544.5	548.8
Pension obligations	88.1	92.7
Postretirement benefit obligations	41.4	43.9
Deferred income taxes	52.2	49.7
Other liabilities	8.0	7.4
Total liabilities	874.3	900.0

Stockholders’ equity
Common stock, $0.01 par value; authorized 5,000,000 shares issued and outstanding 3,595,001 shares	0.1	0.1
Additional paid in capital	361.3	359.4
Accumulated other comprehensive income	16.4	15.8
Retained earnings	34.0	23.8
Total stockholders’ equity	411.8	399.1
	$1,286.1	$1,299.1

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in millions)

	Three Months Ended		Six Months Ended
	October 3, 2004	September 30, 2003	October 3, 2004	September 30, 2003

Net sales	$199.3	$171.8	$388.1	$333.6

Cost of sales	137.6	118.6	265.3	232.3
Gross profit	61.7	53.2	122.8	101.3

Selling, general and administrative expenses	37.2	35.5	75.3	71.6
Restructuring and other similar costs	1.3	1.0	1.3	1.7
Amortization of intangible assets	3.4	3.4	6.9	6.9
Income from operations	19.8	13.3	39.3	21.1

Non-operating income (expense):
Interest expense, net	(11.0)	(11.3)	(21.6)	(22.7)
Other, net	0.1	(1.4)	(0.5)	(1.9)
Income (loss) before income taxes	8.9	0.6	17.2	(3.5)
Provision (benefit) for income taxes	3.7	0.2	7.0	(1.4)
Net income (loss)	$5.2	$0.4	$10.2	$(2.1)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended
	October 3, 2004	September 30, 2003

Operating activities
Net income (loss)	$10.2	$(2.1)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	15.8	15.6
Amortization of intangible assets	6.9	6.9
Amortization of deferred financing costs	1.6	1.5
Other noncash items	(1.0)	4.0
Changes in operating assets and liabilities:
Receivables	8.6	19.3
Inventories	(9.9)	1.1
Other assets	(0.5)	(2.6)
Accounts payable	(11.1)	1.1
Accruals and other liabilities	(11.8)	(29.7)
Cash provided by operating activities	8.8	15.1

Investing activities
Expenditures for property, plant and equipment	(13.0)	(7.7)
Proceeds from dispositions of fixed assets	1.0	1.0
Adjustment of purchase price for Rexnord	—	(10.4)
Cash used for investing activities	(12.0)	(17.1)

Financing activities
Net payments on long-term debt	(4.0)	(18.8)
Stock options exercised	1.9	—
Cash used for financing activities	(2.1)	(18.8)

Effect of exchange rate changes on cash	(0.1)	1.5
Decrease in cash	(5.4)	(19.3)
Cash at beginning of period	21.8	37.2
Cash at end of period	$16.4	$17.9

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

October 3, 2004

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

Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
	October 3, 2004	September 30, 2003	October 3, 2004	September 30, 2003

Reported net income (loss)	$5.2	$0.4	$10.2	$(2.1)
Stock based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.2)	(0.4)	(0.4)
Pro forma net income (loss)	$5.0	$0.2	$9.8	$(2.5)

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions: dividend yield of 0%, expected life in years of 7 for the three and six months ending October 3, 2004 and 10 years for the three and six months ending September 30, 2003; and risk-free rate of interest of 3.8%.  The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

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

In conjunction with the Acquisition, the Company recorded liabilities in connection with the business combination primarily for plant exit costs and employee severance costs.  During the three and six month periods ending October 3, 2004 cash payments totaling $0.9 million and $2.7 million, respectively, related to severance and plant exit costs associated with the Acquisition were charged against previously recorded reserves.  For the prior year three and six month periods ending September 30, 2003, cash payments of $4.3 million and $7.4 million, respectively, related to severance and plant exit costs were charged to previously recorded reserves.   Non-cash charges related to the write-off of inventory and manufacturing equipment amounted to $0.4 million and $2.5 million in the three and six month periods ending September 30, 2003, respectively.  At October 3, 2004, there were $8.9 million of severance and plant exit related reserves remaining related to the Acquisition versus $15.8 million recorded as of September 30, 2003, of which approximately $7.4 million was reserved for non-cash items.

2.                          Income Taxes

The provision/(benefit) for income taxes for the three and six month periods ended October 3, 2004 and September 30, 2003 are based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.

3.                          Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended		Six Months Ended
	October 3, 2004	September 30, 2003	October 3, 2004	September 30, 2003

Net income (loss)	$5.2	$0.4	$10.2	$(2.1)
Other comprehensive income –		0
Foreign currency translation adjustments	2.3	0.5	0.6	6.2
Comprehensive income	$7.5	$0.9	$10.8	$4.1

4.                          Inventories

The major classes of inventories are summarized as follows (in millions):

	October 3, 2004	March 31, 2004

Finished goods	$94.0	$85.6
Work in process	22.3	23.5
Raw materials	29.3	24.9
Inventories at FIFO cost	145.6	134.0
Adjustment to state inventories at LIFO cost	(0.4)	0.7
	$145.2	$134.7

5.                          Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	October 3, 2004	March 31, 2004

Taxes, other than income taxes	$1.8	$2.5
Interest payable	9.9	10.8
Sales rebates	2.6	5.2
Severance obligations	8.5	10.4
Liabilities recorded in connection with business combination	0.4	1.2
Other	10.1	12.0
	$33.3	$42.1

6.                          Long-Term Debt

Long-term debt is summarized as follows (in millions):

	October 3, 2004	March 31, 2004

Term loans	$316.0	$320.0
10.125% senior subordinated notes due 2012	225.0	225.0
Other debt	5.8	5.8
Total	546.8	550.8
Less current portion	2.3	2.0
Long-term debt	$544.5	$548.8

On November 25, 2002, Rexnord entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord had outstanding borrowings of $316.0 million at October 3, 2004. Borrowings under the Credit Agreement are secured by substantially all of the Company’s assets.  On February 24, 2004, the Credit Agreement was amended to reduce the interest rate on the term loans by 75 basis points.  At the option of Rexnord, borrowings under the term loans bear interest at the following rates per annum: (i) 1.75% plus the Base Rate, or (ii) 3.00% plus the Eurodollar Rate. At October 3, 2004, $304 million of term loans bear interest at 4.88% and $12 million bear interest at 5.01%.

The Credit Agreement also provides Rexnord with a $75 million revolving credit facility under which there were no outstanding borrowings at October 3, 2004; however $11.0 million of the facility was considered utilized in connection with outstanding letters of credit.

7.                          Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity (in millions):

	Three Months Ended		Six Months Ended
	October 3, 2004	September 30, 2003	October 3, 2004	September 30, 2003

Balance at beginning of period	$1.2	$1.3	$1.1	$1.3
Expense	0.5	0.2	0.7	0.4
Claims settled	(0.2)	(0.4)	(0.3)	(0.6)
Balance at end of period	$1.5	$1.1	$1.5	$1.1

8.                          Retirement Benefits

During the fiscal year ended March 31, 2004, the Company made significant modifications to its defined benefit pension plans covering certain U.S. employees by freezing credited service as of March 31, 2004.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 3, 2004	September 30, 2003	October 3, 2004	September 30, 2003

Pension Benefits:

Service cost	$0.8	$1.8	$1.6	$3.6
Interest cost	3.2	3.3	6.4	6.6

Expected return on plan assets	(2.7)	(2.3)	(5.4)	(4.6)
Amortization:
Prior service cost	0.1	—	0.2	—
Net periodic benefit cost	$1.4	$2.8	$2.8	5.6

Other Postretirement Benefits:

Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.7	0.8	1.4	1.6
Amortization:
Prior service cost	(0.1)	(0.3)	(0.2)	(0.6)
Net periodic benefit cost	$0.8	$0.7	$1.6	$1.4

Through the first six months of fiscal 2005, the Company has made contributions of $7.9 million to its U.S. qualified pension plan trusts.  In the first six months of fiscal 2004, the Company contributed $20.4 million to those same plans.  As of April 1, 2004, the Company added a discretionary contribution equal to 3% of pay covering certain U.S. employees to its 401(k) deferred contribution plan.  The expense associated with the discretionary contribution was $0.9 million and $1.8 million for the three and six months, respectively, ended October 3, 2004.

9.                          Guarantor Subsidiaries

The following schedules present condensed consolidating financial information at October 3, 2004 and March 31, 2004 and for the three and six month periods ended October 3, 2004 and September 30, 2003 for: (a) RBS Global, Inc., which is also referred to as the “Parent”; (b) Rexnord, which is also referred to as the Issuer; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company.

Condensed Consolidating Balance Sheet (Unaudited)

October 3, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash	$—	$—	$5.2	$11.2	$—	$16.4
Receivables, net	—	—	59.2	53.1	—	112.3
Inventories	—	—	88.7	56.5	—	145.2
Other current assets	0.5	—	8.6	6.3	—	15.4
Total current assets	0.5	—	161.7	127.1		289.3

Receivable from (payable to) affiliates	—	94.2	36.3	(130.5)	—	—
Property, plant and equipment, net	—	—	202.3	65.4	—	267.7
Intangible assets, net	—	—	110.4	7.9	—	118.3
Goodwill	—	8.1	399.8	174.2	—	582.1
Investment in:
Guarantor subsidiaries	412.2	915.5	—	—	(1,327.7)	—
Non-guarantor subsidiaries	—	—	113.0	—	(113.0)	—
Other assets	—	20.7	7.0	1.0	—	28.7
Total assets	$412.7	$1,038.5	$1,030.5	$245.1	$(1,440.7)	$1,286.1

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$—	$—	$32.8	$29.4	—	$62.2
Income taxes payable	(0.4)	(7.0)	8.3	7.0	—	7.9
Deferred income taxes	(0.1)	—	4.6	2.2	—	6.7
Compensation and benefits	—	—	18.7	9.0	—	27.7
Current portion of long-term debt	—	—	0.1	2.2	—	2.3
Other current liabilities	—	9.8	12.8	10.7	—	33.3
Total current liabilities	(0.5)	2.8	77.3	60.5	—	140.1

Long-term debt	—	541.0	0.9	2.6	—	544.5
Notes payable to (receivable from) affiliates, net	1.4	82.1	(108.2)	24.7	—	—
Pension obligations	—	—	49.9	38.2	—	88.1
Postretirement benefit obligations	—	—	39.5	1.9	—	41.4
Deferred income taxes	—	0.4	48.2	3.6	—	52.2
Other liabilities	—	—	7.4	0.6	—	8.0
Total liabilities	0.9	626.3	115.0	132.1	—	874.3

Stockholders’ equity	411.8	412.2	915.5	113.0	(1,440.7)	411.8
Total liabilities and stockholders’ equity	$412.7	$1,038.5	$1,030.5	$245.1	$(1,440.7)	$1,286.1

Condensed Consolidating Balance Sheet

March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$9.1	$12.7	$—	$21.8
Receivables, net	—	—	59.2	61.0	—	120.2
Inventories	—	—	80.3	54.4	—	134.7
Other current assets	—	—	8.2	6.4	—	14.6
Total current assets	—	—	156.8	134.5	—	291.3

Receivable from (payable to) affiliates	—	94.2	36.3	(130.5)	—	—
Property, plant and equipment, net	—	—	202.7	67.5	—	270.2
Intangible assets, net	—	—	117.2	8.0	—	125.2
Goodwill	—	8.1	399.8	174.2	—	582.1
Investment in:
Guarantor subsidiaries	400.9	894.0	—	—	(1,294.9)	—
Non-guarantor subsidiaries	—	—	109.9	—	(109.9)	—
Other assets	—	22.3	6.9	1.1	—	30.3
Total assets	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$—	$—	$40.2	$32.7	$—	$72.9
Income taxes payable	—	—	(0.7)	5.5	—	4.8
Deferred income taxes	—	—	4.2	2.2	—	6.4
Compensation and benefits	—	—	19.0	10.3	—	29.3
Current portion of long-term debt	—	—	0.1	1.9	—	2.0
Other current liabilities	—	10.7	17.4	14.0	—	42.1
Total current liabilities	—	10.7	80.2	66.6	—	157.5

Long-term debt	—	545.0	1.0	2.8	—	548.8
Notes payable to (receivable from) affiliates, net	1.8	61.6	(95.2)	31.8	—	—
Pension obligations	—	—	55.0	37.7	—	92.7
Postretirement benefit obligations	—	—	42.1	1.8	—	43.9
Deferred income taxes	—	0.4	45.6	3.7	—	49.7
Other liabilities	—	—	6.9	0.5	—	7.4
Total liabilities	1.8	617.7	135.6	144.9	—	900.0

Stockholders’ equity	399.1	400.9	894.0	109.9	(1,404.8)	399.1
Total liabilities and stockholders’ equity	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended

October 3, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$142.4	$69.7	$(12.8)	$199.3
Cost of sales	—	—	99.0	51.4	(12.8)	137.6
Gross profit	—	—	43.4	18.3	—	61.7

Selling, general and administrative expenses	—	—	24.0	13.2	—	37.2
Restructuring and other similar costs	—	—	1.1	0.2	—	1.3
Amortization of intangible assets	—	—	3.4	—	—	3.4
Income from operations	—	—	14.9	4.9	—	19.8

Non-operating income (expense):
Interest expense:
To third parties	—	(10.6)	(0.1)	(0.3)	—	(11.0)
To affiliates	—	1.8	0.8	(2.6)	—	—
Other, net	(0.5)	—	(0.3)	0.9	—	0.1
Income (loss) before income taxes	(0.5)	(8.8)	15.3	2.9	—	8.9
Provision (benefit) for income taxes	(0.2)	(3.6)	6.3	1.2	—	3.7
Income (loss) before equity in earnings of subsidiaries	(0.3)	(5.2)	9.0	1.7	—	5.2
Equity in earnings of subsidiaries	5.5	10.7	1.7	—	(17.9)	—
Net income	$5.2	$5.5	$10.7	$1.7	$(17.9)	$5.2

Condensed Consolidating Statement of Operations (Unaudited)

Six Months Ended

October 3, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$276.4	$137.6	$(25.9)	$388.1
Cost of sales	—	—	190.2	101.0	(25.9)	265.3
Gross profit	—	—	86.2	36.6	—	122.8

Selling, general and administrative expenses	—	—	48.9	26.4	—	75.3
Restructuring and other similar costs	—	—	1.1	0.2	—	1.3
Amortization of intangible assets	—	—	6.8	0.1	—	6.9
Income from operations	—	—	29.4	9.9	—	39.3

Non-operating income (expense):
Interest expense:
To third parties	—	(20.8)	(0.1)	(0.7)	—	(21.6)
To affiliates	—	3.6	1.3	(4.9)	—	—
Other, net	(1.0)	—	(0.4)	0.9	—	(0.5)
Income (loss) before income taxes	(1.0)	(17.2)	30.2	5.2	—	17.2
Provision (benefit) for income taxes	(0.4)	(7.0)	12.3	2.1	—	7.0
Income (loss) before equity in earnings of subsidiaries	(0.6)	(10.2)	17.9	3.1	—	10.2
Equity in earnings of subsidiaries	10.8	21.0	3.1	—	(34.9)	—
Net income	$10.2	$10.8	$21.0	$3.1	$(34.9)	$10.2

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended

September 30, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$120.7	$62.0	$(10.9)	$171.8
Cost of sales	—	—	84.0	45.5	(10.9)	118.6
Gross profit	—	—	36.7	16.5	—	53.2

Selling, general and administrative expenses	—	—	23.1	12.4	—	35.5
Restructuring and other similar costs	—	—	(0.5)	1.5	—	1.0
Amortization of intangible assets	—	—	3.4	—	—	3.4
Income from operations	—	—	10.7	2.6	—	13.3

Non-operating income (expense):
Interest expense:
To third parties	—	(11.0)	—	(0.3)	—	(11.3)
To affiliates	—	1.9	0.8	(2.7)	—	—
Other, net	(0.5)	—	0.6	(1.5)	—	(1.4)
Income (loss) before income taxes	(0.5)	(9.1)	12.1	(1.9)	—	0.6
Provision (benefit) for income taxes	0.2	3.6	(6.3)	2.7	—	0.2
Income (loss) before equity in earnings (loss) of subsidiaries	(0.7)	(12.7)	18.4	(4.6)	—	0.4
Equity in earnings (loss) of subsidiaries	1.1	13.8	(4.6)	—	(10.3)	—
Net income (loss)	$0.4	$1.1	$13.8	$(4.6)	$(10.3)	$0.4

Condensed Consolidating Statement of Operations (Unaudited)

Six Months Ended

September 30, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$234.5	$121.1	$(22.0)	$333.6
Cost of sales	—	—	164.3	90.0	(22.0)	232.3
Gross profit	—	—	70.2	31.1	—	101.3

Selling, general and administrative expenses	—	—	46.1	25.5	—	71.6
Restructuring and other similar costs	—	—	0.2	1.5	—	1.7
Amortization of intangible assets	—	—	6.8	0.1	—	6.9
Income from operations	—	—	17.1	4.0	—	21.1

Non-operating income (expense):
Interest expense:
To third parties	—	(22.1)	—	(0.6)	—	(22.7)
To affiliates	—	3.8	1.6	(5.4)	—	—
Other, net	(1.0)	—	0.6	(1.5)	—	(1.9)
Income (loss) before income taxes	(1.0)	(18.3)	19.3	(3.5)	—	(3.5)
Provision (benefit) for income taxes	—	—	(3.5)	2.1	—	(1.4)
Income (loss) before equity in earnings of subsidiaries	(1.0)	(18.3)	22.8	(5.6)	—	(2.1)
Equity in earnings of subsidiaries	(1.1)	17.2	(5.6)	—	(10.5)	—
Net income (loss)	$(2.1)	$(1.1)	$17.2	$(5.6)	$(10.5)	$(2.1)

Condensed Consolidating Statement of Cash Flows (Unaudited)

Six Months Ended

October  3, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$10.2	$10.8	$21.0	$3.1	$(34.9)	$10.2
Noncash adjustments	(10.9)	(19.4)	14.4	4.3	34.9	23.3
Changes in operating assets and liabilities	(1.2)	12.6	(28.9)	(7.2)	—	(24.7)
Cash provided by (used for) operating activities	(1.9)	4.0	6.5	0.2	—	8.8

Investing activities
Expenditures for property, plant and equipment	—	—	(10.3)	(2.7)	—	(13.0)
Proceeds from dispositions of property, plant and equipment	—	—	—	1.0	—	1.0
Cash used for investing activities	—	—	(10.3)	(1.7)	—	(12.0)

Financing activities
Net payments on long-term debt	—	(4.0)	(0.1)	0.1	—	(4.0)
Stock options exercised	1.9	—	—	—	—	1.9
Cash provided (used) by financing activities	1.9	(4.0)	(0.1)	0.1	—	(2.1)

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
Decrease in cash	—	—	(3.9)	(1.5)	—	(5.4)
Cash at beginning of period	—	—	9.1	12.7	—	21.8
Cash at end of period	$—	$—	$5.2	$11.2	$—	$16.4

Condensed Consolidating Statement of Cash Flows (Unaudited)

Six Months Ended

September 30, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$(2.1)	$(1.1)	$17.2	$(5.6)	$(10.5)	$(2.1)
Non-cash adjustments	1.1	(15.7)	27.1	5.0	10.5	28.0
Changes in operating assets and liabilities	1.0	35.8	(44.7)	(2.9)	—	(10.8)
Cash provided by (used for) operating activities	—	19.0	(0.4)	(3.5)	—	15.1

Investing activities
Expenditures for property, plant and equipment	—	—	(4.9)	(2.8)	—	(7.7)
Proceeds from dispositions of property, plant and equipment	—	—	1.0	—	—	1.0
Adjustment of purchase price for Rexnord	—	—	(10.4)	—	—	(10.4)
Cash used for investing activities	—	—	(14.3)	(2.8)	—	(17.1)

Financing activities
Net payments on long-term debt	—	(19.0)	0.1	0.1	—	(18.8)
Cash provided by (used for) financing activities	—	(19.0)	0.1	0.1	—	(18.8)

Effect of exchange rate changes on cash	—	—	—	1.5	—	1.5
Decrease in cash	—	—	(14.6)	(4.7)	—	(19.3)
Cash at beginning of period	—	—	20.4	16.8	—	37.2
Cash at end of period	$—	$—	$5.8	$12.1	$—	$17.9

ITEM 2.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained on pages 18-20 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.  Management believes that as of October 3, 2004 and for the three and six months then ended, there was no material change to this information.

Fiscal Year

The Company’s fiscal year ends March 31.  We divide our fiscal year into four - 13 calendar week quarters, except that the first and fourth quarters may be longer or shorter to the extent necessary to make each fiscal year end on March 31.

Overview

Sales and profits in the second quarter and first six months of fiscal 2005 have increased over the comparable prior year periods.  The sales growth has been driven by strong demand from both our distribution customers as well as our OEM customer base, as business conditions in the manufacturing sector improved over the prior year.  In addition to the underlying market demand, the growth in distribution sales was driven by the moderating of inventory reductions at our North American distributors we experienced throughout fiscal 2004.  OEM customers in the end markets we serve have experienced improving business conditions as capital spending on projects has improved and investment on refurbishment products has increased as manufacturing capacity is put back on line.

The improved profitability in the second quarter and first six months of fiscal 2005 compared to the prior year was a result of the programs we put in place during fiscal 2004 to reduce our overall cost structure through plant consolidations, headcount reductions and strict cost controls.  We have also continued to execute our disciplined operating methodology, the Rexnord Business System (“RBS”), which focuses on reducing overall costs while improving delivery and quality to our customers.  The benefits generated by our implementation of RBS are visible in the expansion of our gross profit margins and reduced selling, general and administrative expenses as a percentage of sales reported in the second quarter and first six months of fiscal 2005.

Results of Operations

	Three Months Ended		Six Months Ended
(in millions)	October 3, 2004	September 30, 2003	October 3, 2004	September 30, 2003

Net sales	$199.3	$171.8	$388.1	$333.6
Cost of sales	137.6	118.6	265.3	232.3
Gross profit	61.7	53.2	122.8	101.3
Gross profit as a% of sales	31.0%	31.0%	31.6%	30.4%

Selling, general and administrative expenses	37.2	35.5	75.3	71.6
Restructuring and other similar costs	1.3	1.0	1.3	1.7
Amortization of intangible assets	3.4	3.4	6.9	6.9
Income from operations	19.8	13.3	39.3	21.1

Non-operating income (expense):
Interest expense, net	(11.0)	(11.3)	(21.6)	(22.7)
Other, net	0.1	(1.4)	(0.5)	(1.9)
Income (loss) before income taxes	8.9	0.6	17.2	(3.5)
Provision (benefit) for income taxes	3.7	0.2	7.0	(1.4)
Net income (loss)	$5.2	$0.4	$10.2	$(2.1)

Second Quarter Ended October 3, 2004 Compared with the Second Quarter Ended September 30, 2003

Net Sales

Net sales in the second fiscal quarter of 2005 were $199.3 million, an increase of $27.5 million, or 16.0%, from the prior fiscal quarter’s net sales of $171.8 million as each of our major product lines recorded year over year sales growth.  Sales in our core power transmission products (flattop, bearing, coupling, industrial chain and gearing) grew 16.7% over the prior year second quarter as business conditions improved in our end markets of construction, mining, cement, forest products, energy, heavy-duty truck, cement, and food and beverage and the inventory reductions at our North American industrial distributors diminished compared to the prior year second quarter.  Our aerospace products (bearings and seals) grew 14.6% in the second quarter of fiscal 2005 over the prior year second quarter as our aerospace and commercial airframe manufacturer customer base experienced improving demand from both spare part volume and new aircraft construction.  On a constant currency basis, net sales in the second quarter of 2005 were favorably impacted by $4.3 million, or 2.5%, compared to the second quarter of fiscal 2004 as the Euro strengthened against the U.S. dollar.  The table below reconciles sales on a constant currency basis to the comparable GAAP sales information.

	Three Months Ended October 3, 2004
			Sales
			Excluding
		Currency	Currency
(in millions)	Sales	Translation	Translation

United States	$133.9	$—	$133.9
Canada	8.6	(0.5)	8.1
Europe	48.2	(3.7)	44.5
Rest of World	8.6	(0.1)	8.5
	$199.3	$(4.3)	$195.0

Gross Profit

Gross profit in the second quarter of fiscal 2005 was $61.7 million, or 31.0% of net sales, an increase of 16.0% from the $53.2 million, or 31.0% of net sales, recorded in the second quarter of last year.  Gross profit in the second quarter of fiscal 2005 included a non-cash charge of $1.1 million to appropriately reflect the valuation of our domestic inventories to the last-in, first out (LIFO) method of inventory valuation.  The LIFO charge recorded adversely impacted gross profit margins by 50 basis points in the second quarter of fiscal 2005.  There was no LIFO expense in the second fiscal quarter of last year.  The gross profit margin in the second quarter of fiscal 2005 improved year over year, excluding the LIFO expense impact, as a result of operating leverage on the added sales volume, improved productivity driven by the continued implementation of RBS and lean enterprise strategy, lower pension costs and spending controls offset by increases in costs associated with overtime and temporary staff to meet the increased demand year over year.  Additionally, while we have incurred higher material costs year over year, we believe the combination of higher selling prices and productivity improvements have mitigated the impact of rising raw material costs on our gross profit margins.

Selling, General and Administrative Expenses (“SG&A”)

The decline in SG&A expenses expressed as a percentage of net sales to 18.7% in the second quarter of fiscal 2005 from 20.7% in the second quarter of fiscal 2004 reflects the positive operating leverage on our fixed infrastructure costs.  SG&A expenses in the second quarter of fiscal 2005 were $37.2 million compared to $35.5 million in the prior year, an increase of $1.7 million or 4.8%. Excluding the impact of currency rates, SG&A expenses increased quarter over quarter by $0.7 million, or 2.0%.  The SG&A dollar increase in the second quarter of 2005 was primarily the result of increased variable selling and related expenses as well as additional investment in sales growth initiatives offset by reduced headcount in overhead staff positions and other cost control measures.

Restructuring and Similar Costs

We expensed as incurred $1.3 million of costs associated with certain severance and related replacement and relocation costs in the second quarter of fiscal 2005.  In the second quarter of 2004, we expensed as incurred $1.0 million of costs related to consulting assistance to implement severance programs that had been initiated in prior years.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the Acquisition, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $3.4 million in the second quarter of both fiscal 2005 and 2004.

Interest Expense

Interest expense (net of interest income) was $11.0 million in the second quarter of fiscal 2005 compared to $11.3 million in the second quarter of fiscal 2005.  The $0.3 million, or 2.6%, reduction in our net interest expense in the second quarter of fiscal 2005 compared to the prior year quarter was driven by both our lower debt levels compared to a year ago and lower aggregate borrowing costs.  We have been able to offset year over year increases in base borrowing interest rates, both LIBOR and U.S. Prime, of 50 to 100 basis points by amending the pricing structure within our credit facility and improving our leverage profile, which has resulted in lower margin spreads on our term loans, effectively offsetting the increase in underlying base borrowing rates.

Income Tax Expense

The full fiscal year 2005 effective income tax rate is expected to be approximately 40.0%; therefore, the provision for income taxes for the second quarter of fiscal 2005 was $3.7 million.  In the second quarter of fiscal 2005 we generated pre-tax income of $0.6 million and recorded a provision for income taxes of $0.2 million, which equated to approximately a 40.0% effective rate.

Six Months Ended October 3, 2004 Compared with the Six Months Ended September 30, 2003

Net Sales

Net sales in the first six months of fiscal 2005 were $388.1 million, an increase of $54.5 million, or 16.3%, from net sales of $333.6 million in the first half of fiscal 2004.  The sales growth through the first half of fiscal 2005 was led by our core power transmission products, which grew 17.2% in the aggregate, with each of the major products (flattop, bearing, coupling, industrial chain and gearing) posting year over year improvements.  This growth occurred in both our industrial distribution channel and our OEM customer base.  Business conditions in the end markets where our products are utilized, including construction, mining, cement, energy, heavy duty truck and aerospace have improved over the past year and our distribution channel partners have decreased the magnitude of inventory reductions in that channel in the first half of fiscal 2005 compared to fiscal 2004.  On a constant currency basis, sales in the first half of fiscal 2005 were favorably impacted by $7.0 million, or 2.1%, compared to the first half of fiscal 2004, as the Euro strengthened against the U.S. dollar.  The table below reconciles sales on a constant currency basis to the comparable GAAP sales information.

	Six Months Ended October 3, 2004
(in millions)	Sales	Currency Translation	Sales Excluding Currency Translation

United States	$257.5	$—	$257.5
Canada	17.9	(0.7)	17.2
Europe	94.9	(6.2)	88.7
Rest of World	17.8	(0.1)	17.7
	$388.1	$(7.0)	$381.1

Gross Profit

Gross profit grew 21.2% in the first six months of fiscal 2005 to $122.8 million, or 31.6% of net sales, from $101.3 million, or 30.4% of net sales in the first six months of fiscal 2004.  Gross profit in the first six months of fiscal 2005 includes a non-cash charge of $1.1 million to appropriately reflect the valuation of our domestic inventories to the last-in, first out (LIFO) method of inventory valuation.  The LIFO charge recorded adversely impacted gross profit margins by 30 basis points in the first six months of fiscal 2005.  There was no LIFO expense in the first six months of fiscal 2004.  Increased sales volume in the first half of 2005 compared to 2004 drove the majority of the gross margin dollar improvement.  From a gross profit margin perspective, the improvement in the first half of fiscal 2005 over 2004 has been driven by increased sales volume and the ongoing implementation of RBS over the past year as well as achieving the benefits of restructuring actions taken over the past several years to permanently reduce our cost structure through plant consolidations, modernization of our health and welfare plans which has led to lower pension expense, and implementation of strict cost controls.   Additionally, while we have incurred higher material costs year over year, we believe the combination of higher selling prices and productivity improvements have mitigated the impact of rising raw material costs on our gross profit margins.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses expressed as a percentage of net sales declined 210 basis points in the first half of fiscal 2005 to 19.4% compared to 21.5% in the first six months of fiscal 2004.  The reduction of SG&A as a percentage of net sales is a result of positive operating leverage and the impact of restructuring actions taken over the past year to reduce overhead and administrative headcount.  Through the first half of fiscal 2005, SG&A expenses were $75.3 million, $3.7 million or 5.2% higher than the first six months of fiscal 2004.  Using constant currency rates, through the first six months of fiscal 2005, SG&A expenses were $1.7 million higher than the prior year, as $2.0 million or 2.7% of the overall increase, was a result of the strengthening of the Euro compared to the U.S. dollar.

Restructuring and Similar Costs

Through the first six months of fiscal 2005, we have expensed as incurred $1.3 million of costs associated with severance and related replacement and relocation costs.  In the first half of fiscal 2004, we expensed as incurred $1.7 million of costs related to consulting assistance to implement severance programs that had been initiated in prior years.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the Acquisition, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $6.9 million in the first half of both fiscal 2005 and 2004.

Interest Expense

Interest expense (net of interest income) was $21.6 million in the first half of fiscal 2005 compared to $22.7 million in the first half of fiscal 2004.  The $1.1 million, or 4.8%, reduction in our net interest expense in the first half of fiscal 2005, was driven by our lower overall debt levels compared to a year ago and lower aggregate borrowing costs.  The reduction in our borrowing costs has been driven by improved pricing as a result of amending our credit facility and improving our leverage profile resulting in lower borrowing spreads on our term loans offset by increases in the underlying base borrowing rates over the past year of LIBOR and the U.S. prime rate.

Income Tax Expense

The full fiscal year 2005 effective income tax rate is expected to be approximately 40.0%; therefore, the provision for income taxes in the first half of fiscal 2005 was $7.0 million.  In the first half of fiscal 2004 we generated a pre-tax loss of $3.5 million and recorded a tax benefit of $1.4 million, which equated to approximately a 40.0% effective rate.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75 million revolving credit facility.  As of October 3, 2004, we had $16.4 million of cash on hand and approximately $64 million of additional borrowings available to us under our revolving credit facility as $11.0 million of the facility was utilized in connection with outstanding letters of credit.  The revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash generated by operating activities in the first six months of fiscal 2005 was $8.8 million compared to $15.1 million of cash generated in the first half of fiscal 2004.  During the first half of fiscal 2005, cash generated by our operating activities together with $8.6 million of cash from accounts receivable, was used to fund $9.9 million of inventory growth to support sales opportunities in future quarters and to ensure availability of long lead time raw materials, and to reduce accounts payable by $11.1 million.  In addition to the working capital items described above, through the first six months of fiscal 2005 we have used a total of $11.8 million of cash to; (i) fund our pension plans ($7.9 million) and (ii) make normal payouts of various accruals including interest payable ($0.9 million) and payments related to closure and severance liabilities ($2.7 million).

Net cash used in investing activities was $12.0 million in the first half of fiscal 2005 compared to $17.1 million in the first half of fiscal 2004.  Through the first six months of fiscal 2005 we have made $13.0 million of capital expenditures compared to $7.7 million in the first six months of fiscal 2004.  The increase in capital expenditures in the current year reflects investments made in growth – related capital expenditures, in contrast to the first six months of fiscal 2004, which was tightly managed in light of the difficult business conditions of fiscal 2004.  The first half of both fiscal 2005 and 2004 include $1.0 million of cash proceeds from the disposition of assets.  Last year we also made a $10.4 million payment in final settlement of the purchase price of Rexnord in connection with the Acquisition.

Through the first six months of fiscal 2005, we have reduced our overall indebtedness by $4.0 million to $546.8 million.  The overall debt reduction in the first half of fiscal 2004 was $18.8 million and was driven primarily by lower sales and a resulting source of cash from receivables.

As of October 3, 2004 we had $546.8 million of total indebtedness outstanding as follows (in millions):

	Total Debt at October 3, 2004	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities - term loans at variable rates	$316.0	$—	$316.0
10.125% Senior Subordinated Notes - fixed rate	225.0	—	225.0
Other Debt	3.5	2.3	5.8
	$544.5	$2.3	$546.8

Through October 3, 2004 and since the date of the Acquisition, we have repaid $44.0 million of principal of the term loans, $33.2 million of which was paid prior to scheduled maturity dates.  As of October 3, 2004, the term loans require annual principal payments of $14.0 million in fiscal 2007, $27.0 million in each of fiscal 2008 and 2009 and $252.0 million in fiscal 2010.

Our Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on us including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005 and 2.35 to 1.00 from July 2005 through December 2005; and (iii) maximum consolidated leverage ratio of 5.00 to 1.00 through December 2004 and 4.75 to 1.00 from January 2005 through June 30, 2005, and 4.50 to 1.00 from July 2005 through December 2005.  The Credit Agreement is guaranteed by RBS Global, Inc. and all of our domestic subsidiaries which are called the Guarantor Subsidiaries, and is secured by substantially all of the Guarantor Subsidiaries’ real and personal property.  We are required under the Credit Agreement to make mandatory prepayments of our loan facilities with the proceeds of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of our excess cash flow, as defined in the Credit Agreement.  Utilizing the financial covenant ratios and restrictions under the terms of our Credit Agreement, we estimate that as of October 3, 2004, we could incur additional indebtedness of approximately $130 million.

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

At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 1.75% plus the Base Rate, or (ii) 3.00% plus the Eurodollar Rate. At October 3, 2004, $304 million of the term loans bear interest at 4.88% per annum and $12 million bear interest at 5.01% per annum.  Our results of operations would likely be affected by changes in market interest rates on these obligations. A hypothetical increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $3.2 million on an annual basis.

We had outstanding fixed rate, senior-subordinated, long-term debt obligations with carrying values of $225.0 million at October 3, 2004. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have any effect on our results of operations or stockholders’ equity.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended October 3, 2004.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended October 3, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                         LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained on page 12 in Item 3, Legal Proceedings, and on pages 53 - 55 in Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.  Management believes that at October 3, 2004, there has been no material change to this information.

ITEM 5.                                         OTHER INFORMATION

Our independent auditor, Ernst & Young LLP (“E&Y”), has recently notified the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Audit Committee of our Board of Directors (the “Audit Committee”) that certain non-audit services it has performed in China has raised questions regarding E&Y’s independence with respect to its performance of audit services for some of its clients, including Rexnord.  The non-audit services performed by E&Y for our Chinese subsidiary was an administrative function comprised of holding and depositing employment taxes of a de minimis amount to the appropriate Chinese tax authority on behalf of certain of the Company’s employees.  The Company paid fees to E&Y totaling $3,000 (three-thousand dollars) for these services and these activities have been discontinued.  The Audit Committee met to consider the impact of these events on the independence of E&Y.  The Audit Committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y’s independence with respect to the Company and have concluded that there has been no impairment of E&Y’s independence.  In making this determination, the Audit Committee considered the de minimis amount of funds involved and the ministerial nature of the services provided.

ITEM 6.                                         EXHIBITS

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

RBS GLOBAL, INC. and REXNORD CORPORATION

Date:	November 10, 2004	By:	/s/ Thomas J. Jansen
		Name:	Thomas J. Jansen
		Title:	VP Finance and Chief Financial Officer