Form 10-Q
period 2005-01-02
REXNORD CORP; RBS GLOBAL INC
filed 2005-02-15
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2005

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	January 2, 2005	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$13.5	$21.8
Receivables, net	116.3	120.2
Inventories	134.2	134.7
Other current assets	15.2	14.6
Total current assets	279.2	291.3

Property, plant and equipment, net	271.3	270.2
Intangible assets, net	114.8	125.2
Goodwill	582.1	582.1
Other assets	27.8	30.3
	$1,275.2	$1,299.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1.7	$2.0
Trade payables	57.1	72.9
Income taxes payable	8.2	4.8
Deferred income taxes	6.6	6.4
Compensation and benefits	28.8	29.3
Other current liabilities	31.0	42.1
Total current liabilities	133.4	157.5

Long-term debt	534.6	548.8
Pension obligations	90.3	92.7
Postretirement benefit obligations	40.4	43.9
Deferred income taxes	50.2	49.7
Other liabilities	7.9	7.4
Total liabilities	856.8	900.0

Stockholders’ equity
Common stock, $0.01 par value; authorized 5,000,000 shares, issued and outstanding 3,596,001 shares	0.1	0.1
Additional paid in capital	361.4	359.4
Accumulated other comprehensive income	22.6	15.8
Retained earnings	34.3	23.8
Total stockholders’ equity	418.4	399.1
	$1,275.2	$1,299.1

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in millions)

	Three Months Ended		Nine Months Ended
	January 2, 2005	December 31, 2003	January 2, 2005	December 31, 2003

Net sales	$199.7	$171.6	$587.8	$505.2

Cost of sales	144.5	116.2	409.8	348.5
Gross profit	55.2	55.4	178.0	156.7

Selling, general and administrative expenses	37.6	36.8	112.9	108.4
Restructuring and other similar costs	1.7	0.4	3.0	2.1
Curtailment gain	—	(5.6)	—	(5.6)
Amortization of intangible assets	3.5	3.5	10.4	10.4
Income from operations	12.4	20.3	51.7	41.4

Non-operating income (expense):
Interest expense, net	(10.9)	(11.4)	(32.5)	(34.1)
Other, net	(1.0)	(0.2)	(1.5)	(2.1)
Income (loss) before income taxes	0.5	8.7	17.7	5.2
Provision for income taxes	0.2	3.4	7.2	2.0
Net income	$0.3	$5.3	$10.5	$3.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended
	January 2, 2005	December 31, 2003

Operating activities
Net income	$10.5	$3.2
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	23.9	23.5
Amortization of intangible assets	10.4	10.4
Amortization of deferred financing costs	2.5	2.3
Other noncash items	(0.9)	(2.1)
Changes in operating assets and liabilities:
Receivables	9.1	21.9
Inventories	5.0	0.4
Other assets	—	(3.6)
Accounts payable	(18.9)	(0.6)
Accruals and other liabilities	(19.0)	(44.6)
Cash provided by operating activities	22.6	10.8

Investing activities
Expenditures for property, plant and equipment	(20.1)	(14.0)
Proceeds from dispositions of fixed assets	1.0	1.0
Adjustment of purchase price for Rexnord	—	(10.4)
Cash used for investing activities	(19.1)	(23.4)

Financing activities
Net payments on long-term debt	(14.8)	(11.5)
Stock options exercised	2.0	—
Cash used for financing activities	(12.8)	(11.5)

Effect of exchange rate changes on cash	1.0	2.5
Decrease in cash	(8.3)	(21.6)
Cash at beginning of period	21.8	37.2
Cash at end of period	$13.5	$15.6

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

January 2, 2005

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. We are required to adopt SFAS 123(R) in the second quarter of fiscal 2006. SFAS 123(R) applies to all awards granted after June 30, 2005 and to previously-granted awards unvested as of the adoption date. We are evaluating the effect of SFAS 123(R) on our financial statements and related disclosures, but currently do not expect the effect of compensation expense, net of related tax to be significant.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant; therefore, no compensation expense has been recognized. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans under a fair value-based method.  Had compensation cost been determined based upon the fair value at the grant date under the provisions of SFAS No. 123, the Company’s pro forma net income would have been as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 2, 2005	December 31, 2003	January 2, 2005	December 31, 2003

Reported net income	$0.3	$5.3	$10.5	$3.2
Stock based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.2)	(0.6)	(0.6)
Pro forma net income	$0.1	$5.1	$9.9	$2.6

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions: dividend yield of 0%, expected life in years of 7 for the three and nine months ending January 2, 2005 and 10 years for the three and nine months ending December 31, 2003; and risk-free rate of interest of 3.8%.  The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

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

In conjunction with the Acquisition, the Company recorded liabilities in connection with the business combination primarily for plant exit costs and employee severance costs.  During the three and nine month periods ending January 2, 2005 cash payments totaling $0.5 million and $3.3 million, respectively, related to severance and plant exit costs associated with the Acquisition were charged against previously recorded reserves.  For the prior year three and nine month periods ending December 31, 2003, cash payments of $6.9 million and $14.3 million, respectively, related to severance and plant exit costs were charged to previously recorded reserves.   Non-cash charges related to the write-off of inventory and manufacturing equipment amounted to $1.0 million and $3.5 million in the three and nine month periods ending December 31, 2003, respectively.  At January 2, 2005, there were $8.5 million of severance and plant exit related reserves remaining related to the Acquisition versus $17.2 million recorded as of December 31, 2003, of which approximately $6.4 million was reserved for non-cash items.

2.         Income Taxes

The provision for income taxes for the three and nine month periods ended January 2, 2005 and December 31, 2003 is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.

3.         Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	January 2, 2005	December 31, 2003	January 2, 2005	December 31, 2003

Net income	$0.3	$5.3	$10.5	$3.2
Other comprehensive income –
Foreign currency translation adjustments	6.2	5.3	6.8	11.5
Comprehensive income	$6.5	$10.6	$17.3	$14.7

4.         Inventories

The major classes of inventories are summarized as follows (in millions):

	January 2, 2005	March 31, 2004

Finished goods	$89.4	$85.6
Work in process	20.1	23.5
Raw materials	26.1	24.9
Inventories at FIFO cost	135.6	134.0
Adjustment to state inventories at LIFO cost	(1.4)	0.7
	$134.2	$134.7

5.         Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	January 2, 2005	March 31, 2004

Taxes, other than income taxes	$2.2	$2.5
Interest payable	4.7	10.8
Sales rebates	3.7	5.2
Severance obligations	8.1	10.4
Liabilities recorded in connection with business combination	0.3	1.2
Other	12.0	12.0
	$31.0	$42.1

6.         Long-Term Debt

Long-term debt is summarized as follows (in millions):

	January 2, 2005	March 31, 2004

Term loans	$306.0	$320.0
10.125% senior subordinated notes due 2012	225.0	225.0
Other debt	5.3	5.8
Total	536.3	550.8
Less current portion	1.7	2.0
Long-term debt	$534.6	$548.8

On November 25, 2002, Rexnord entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord had outstanding borrowings of $306.0 million at January 2, 2005. Borrowings under the Credit Agreement are secured by substantially all of the Company’s assets.  At the option of Rexnord, borrowings under the term loans bear interest at the following rates per annum: (i) 1.75% plus the Base Rate, or (ii) 3.00% plus the Eurodollar Rate. At January 2, 2005, $200 million of term loans bear interest at 5.23%, $100 million bear interest at 5.10% and $6 million bear interest at 5.45%.

The Credit Agreement also provides Rexnord with a $75 million revolving credit facility under which there were no outstanding borrowings at January 2, 2005; however $8.9 million of the facility was considered utilized in connection with outstanding letters of credit.

7.         Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity (in millions):

	Three Months Ended		Nine Months Ended
	January 2, 2005	December 31, 2003	January 2, 2005	December 31, 2003

Balance at beginning of period	$1.5	$1.1	$1.1	$1.3
Expense	0.2	0.5	0.9	0.9
Claims settled	(0.4)	(0.9)	(0.7)	(1.5)
Balance at end of period	$1.3	$0.7	$1.3	$0.7

8.         Retirement Benefits

During the fiscal year ended March 31, 2004, the Company made significant modifications to its defined benefit pension plans covering certain U.S. employees by freezing credited service as of March 31, 2004.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 2, 2005	December 31, 2003	January 2, 2005	December 31, 2003

Pension Benefits:

Service cost	$0.8	$1.8	$2.4	$5.4
Interest cost	3.3	3.3	9.7	9.9
Expected return on plan assets	(2.7)	(2.3)	(8.1)	(6.9)
Curtailment gain	—	(5.6)	—	(5.6)
Amortization:
Prior service cost	—	—	0.2	—
Net periodic benefit cost	$1.4	$(2.8)	$4.2	2.8

Other Postretirement Benefits:

Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.7	0.8	2.1	2.4
Amortization:
Prior service cost	(0.1)	(0.3)	(0.3)	(0.9)
Net periodic benefit cost	$0.8	$0.7	$2.4	$2.1

Through the first nine months of fiscal 2005, the Company has made contributions of $8.7 million to its U.S. qualified pension defined benefit plan trusts.  In the first nine months of fiscal 2004, the Company contributed $20.4 million to those same plans.  As of April 1, 2004, the Company added a discretionary contribution equal to 3% of pay covering certain U.S. employees to its 401(k) defined contribution plan.  The expense associated with the discretionary contribution was $0.9 million and $2.7 million for the three and nine months, respectively, ended January 2, 2005.

9.         Guarantor Subsidiaries

The following schedules present condensed consolidating financial information at January 2, 2005 and March 31, 2004 and for the three and nine month periods ended January 2, 2005 and December 31, 2003 for: (a) RBS Global, Inc., which is also referred to as the “Parent”; (b) Rexnord, which is also referred to as the “Issuer”; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company.

Condensed Consolidating Balance Sheet (Unaudited)

January 2, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash	$—	$—	$4.0	$9.5	$—	$13.5
Receivables, net	—	—	58.1	58.2	—	116.3
Inventories	—	—	81.3	52.9	—	134.2
Other current assets	—	—	9.0	6.2	—	15.2
Total current assets	—	—	152.4	126.8		279.2

Receivable from (payable to) affiliates	—	94.2	36.3	(130.5)	—	—
Property, plant and equipment, net	—	—	202.2	69.1	—	271.3
Intangible assets, net	—	—	107.0	7.8	—	114.8
Goodwill	—	8.1	399.8	174.2	—	582.1
Investment in:
Guarantor subsidiaries	419.0	927.6	—	—	(1,346.6)	—
Non-guarantor subsidiaries	—	—	117.8	—	(117.8)	—
Other assets	—	19.8	6.9	1.1	—	27.8
Total assets	$419.0	$1,049.7	$1,022.4	$248.5	$(1,464.4)	$1,275.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$1.6	—	$1.7
Trade payables			31.5	25.6		57.1
Income taxes payable	(0.6)	(10.7)	14.9	4.6	—	8.2
Deferred income taxes	(0.1)	—	4.5	2.2	—	6.6
Compensation and benefits	—	—	19.1	9.7	—	28.8
Other current liabilities	—	4.4	14.7	11.9	—	31.0
Total current liabilities	(0.7)	(6.3)	84.8	55.6	—	133.4

Long-term debt	—	531.0	0.9	2.7	—	534.6
Notes payable to (receivable from) affiliates, net	1.3	105.6	(132.6)	25.7	—	—
Pension obligations	—	—	50.0	40.3	—	90.3
Postretirement benefit obligations	—	—	38.4	2.0	—	40.4
Deferred income taxes	—	0.4	46.0	3.8	—	50.2
Other liabilities	—	—	7.3	0.6	—	7.9
Total liabilities	0.6	630.7	94.8	130.7	—	856.8

Stockholders’ equity	418.4	419.0	927.6	117.8	(1,464.4)	418.4
Total liabilities and stockholders’ equity	$419.0	$1,049.7	$1,022.4	$248.5	$(1,464.4)	$1,275.2

Condensed Consolidating Balance Sheet

March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$9.1	$12.7	$—	$21.8
Receivables, net	—	—	59.2	61.0	—	120.2
Inventories	—	—	80.3	54.4	—	134.7
Other current assets	—	—	8.2	6.4	—	14.6
Total current assets	—	—	156.8	134.5	—	291.3

Receivable from (payable to) affiliates	—	94.2	36.3	(130.5)	—	—
Property, plant and equipment, net	—	—	202.7	67.5	—	270.2
Intangible assets, net	—	—	117.2	8.0	—	125.2
Goodwill	—	8.1	399.8	174.2	—	582.1
Investment in:
Guarantor subsidiaries	400.9	894.0	—	—	(1,294.9)	—
Non-guarantor subsidiaries	—	—	109.9	—	(109.9)	—
Other assets	—	22.3	6.9	1.1	—	30.3
Total assets	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$1.9	$—	$2.0
Trade payables			40.2	32.7	—	72.9
Income taxes payable	—	—	(0.7)	5.5	—	4.8
Deferred income taxes	—	—	4.2	2.2	—	6.4
Compensation and benefits	—	—	19.0	10.3	—	29.3
Other current liabilities	—	10.7	17.4	14.0	—	42.1
Total current liabilities	—	10.7	80.2	66.6	—	157.5

Long-term debt	—	545.0	1.0	2.8	—	548.8
Notes payable to (receivable from) affiliates, net	1.8	61.6	(95.2)	31.8	—	—
Pension obligations	—	—	55.0	37.7	—	92.7
Postretirement benefit obligations	—	—	42.1	1.8	—	43.9
Deferred income taxes	—	0.4	45.6	3.7	—	49.7
Other liabilities	—	—	6.9	0.5	—	7.4
Total liabilities	1.8	617.7	135.6	144.9	—	900.0

Stockholders’ equity	399.1	400.9	894.0	109.9	(1,404.8)	399.1
Total liabilities and stockholders’ equity	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended

January 2, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$137.5	$72.6	$(10.4)	$199.7
Cost of sales	—	—	98.6	56.3	(10.4)	144.5
Gross profit	—	—	38.9	16.3	—	55.2

Selling, general and administrative expenses	—	0.1	23.7	13.8	—	37.6
Restructuring and other similar costs	—	—	1.1	0.6	—	1.7
Amortization of intangible assets	—	—	3.4	0.1	—	3.5
Income from operations	—	0.1	10.7	1.8	—	12.4

Non-operating income (expense):
Interest expense:
To third parties	—	(10.7)	0.1	(0.3)	—	(10.9)
To affiliates	—	1.8	0.7	(2.5)	—	—
Other, net	(0.5)	—	(0.2)	(0.3)	—	(1.0)
Income (loss) before income taxes	(0.5)	(9.0)	11.3	(1.3)	—	0.5
Provision (benefit) for income taxes	(0.2)	(3.7)	4.6	(0.5)	—	0.2
Income (loss) before equity in earnings of subsidiaries	(0.3)	(5.3)	6.7	(0.8)	—	0.3
Equity in earnings (loss) of subsidiaries	0.6	5.9	(0.8)	—	(5.7)	—
Net income	$0.3	$0.6	$5.9	$(0.8)	$(5.7)	$0.3

Condensed Consolidating Statement of Operations (Unaudited)

Nine Months Ended

January 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$413.9	$210.2	$(36.3)	$587.8
Cost of sales	—	—	288.8	157.3	(36.3)	409.8
Gross profit	—	—	125.1	52.9	—	178.0

Selling, general and administrative expenses	—	0.1	72.6	40.2	—	112.9
Restructuring and other similar costs	—	—	2.2	0.8	—	3.0
Amortization of intangible assets	—	—	10.2	0.2	—	10.4
Income from operations	—	(0.1)	40.1	11.7	—	51.7

Non-operating income (expense):
Interest expense:
To third parties	—	(31.5)	—	(1.0)	—	(32.5)
To affiliates	—	5.4	2.0	(7.4)	—	—
Other, net	(1.5)	—	(0.6)	0.6	—	(1.5)
Income (loss) before income taxes	(1.5)	(26.2)	41.5	3.9	—	17.7
Provision (benefit) for income taxes	(0.6)	(10.7)	16.9	1.6	—	7.2
Income (loss) before equity in earnings of subsidiaries	(0.9)	(15.5)	24.6	2.3	—	10.5
Equity in earnings of subsidiaries	11.4	26.9	2.3	—	(40.6)	—
Net income	$10.5	$11.4	$26.9	$2.3	$(40.6)	$10.5

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended

December 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$115.2	$66.5	$(10.1)	$171.6
Cost of sales	—	—	78.4	47.9	(10.1)	116.2
Gross profit	—	—	36.8	18.6	—	55.4

Selling, general and administrative expenses	—	—	22.7	14.1	—	36.8
Restructuring and other similar costs	—	—	0.3	0.1	—	0.4
Curtailment gain	—	—	(5.6)	—	—	(5.6)
Amortization of intangible assets	—	—	3.4	0.1	—	3.5
Income from operations	—	—	16.0	4.3	—	20.3

Non-operating income (expense):
Interest expense:
To third parties	—	(11.1)	—	(0.3)	—	(11.4)
To affiliates	—	2.2	0.9	(3.1)	—	—
Other, net	(0.5)	—	(0.1)	0.4	—	(0.2)

Income (loss) before income taxes	(0.5)	(8.9)	16.8	1.3	—	8.7

Provision (benefit) for income taxes	(0.2)	(3.5)	6.6	0.5	—	3.4
Income (loss) before equity in earnings (loss) of subsidiaries	(0.3)	(5.4)	10.2	0.8	—	5.3
Equity in earnings of subsidiaries	5.6	11.0	0.8	—	(17.4)	—
Net income (loss)	$5.3	$5.6	$11.0	$0.8	$(17.4)	$5.3

Condensed Consolidating Statement of Operations (Unaudited)

Nine Months Ended

December 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$349.7	$187.6	$(32.1)	$505.2
Cost of sales	—	—	242.7	137.9	(32.1)	348.5
Gross profit	—	—	107.0	49.7	—	156.7

Selling, general and administrative expenses	—	—	68.8	39.6	—	108.4
Restructuring and other similar costs	—	—	0.5	1.6	—	2.1
Curtailment gain	—	—	(5.6)	—	—	(5.6)
Amortization of intangible assets	—	—	10.2	0.2	—	10.4
Income from operations	—	—	33.1	8.3	—	41.4

Non-operating income (expense):
Interest expense:
To third parties	—	(33.2)	—	(0.9)	—	(34.1)
To affiliates	—	6.0	2.5	(8.5)	—	—

Other, net	(1.5)	—	0.5	(1.1)	—	(2.1)

Income (loss) before income taxes	(1.5)	(27.2)	36.1	(2.2)	—	5.2

Provision (benefit) for income taxes	(0.6)	(10.7)	14.2	(0.9)	—	2.0
Income (loss) before equity in earnings of subsidiaries	(0.9)	(16.5)	21.9	(1.3)	—	3.2
Equity in earnings of subsidiaries	4.1	20.6	(1.3)	—	(23.4)	—

Net income (loss)	$3.2	$4.1	$20.6	$(1.3)	$(23.4)	$3.2

Condensed Consolidating Statement of Cash Flows (Unaudited)

Nine Months Ended

January 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$10.5	$11.4	$26.9	$2.3	$(40.6)	$10.5
Noncash adjustments	(11.4)	(24.4)	24.1	7.0	40.6	35.9
Changes in operating assets and liabilities	(1.1)	27.0	(40.2)	(9.5)	—	(23.8)
Cash provided by (used for) operating activities	(2.0)	14.0	10.8	(0.2)	—	22.6

Investing activities
Expenditures for property, plant and equipment	—	—	(15.8)	(4.3)	—	(20.1)
Proceeds from dispositions of property, plant and equipment	—	—	—	1.0	—	1.0
Cash used for investing activities	—	—	(15.8)	(3.3)	—	(19.1)

Financing activities
Net borrowings of long-term debt	—	(14.0)	(0.1)	(0.7)	—	(14.8)
Stock options exercised	2.0	—	—	—	—	2.0
Cash provided (used) by financing activities	2.0	(14.0)	(0.1)	(0.7)	—	(12.8)

Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0
Decrease in cash	—	—	(5.1)	(3.2)	—	(8.3)
Cash at beginning of period	—	—	9.1	12.7	—	21.8
Cash at end of period	$—	$—	$4.0	$9.5	$—	$13.5

Condensed Consolidating Statement of Cash Flows (Unaudited)

Nine Months Ended

December 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$3.2)	$4.1	$20.6	$(1.3)	$(23.4)	$3.2
Non-cash adjustments	(4.1)	(18.3)	26.0	7.1	23.4	34.1
Changes in operating assets and liabilities	0.9	26.1	(42.6)	(10.9)	—	(26.5)
Cash provided by (used for) operating activities	—	11.9	4.0	(5.1)	—	10.8

Investing activities
Expenditures for property, plant and equipment	—	—	(9.1)	(4.9)	—	(14.0)
Proceeds from dispositions of property, plant and equipment	—	—	1.0	—	—	1.0
Adjustment of purchase price for Rexnord	—	—	(10.4)	—	—	(10.4)
Cash used for investing activities	—	—	(18.5)	(4.9)	—	(23.4)

Financing activities
Net borrowings of long-term debt	—	(11.9)	0.1	0.3	—	(11.5)
Cash provided by (used for) financing activities	—	(11.9)	0.1	0.3	—	(11.5)

Effect of exchange rate changes on cash	—	—	—	2.5	—	2.5
Decrease in cash	—	—	(14.4)	(7.2)	—	(21.6)
Cash at beginning of period	—	—	20.4	16.8	—	37.2
Cash at end of period	$—	$—	$6.0	$9.6	$—	$15.6

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained on pages 18-20 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.  Management believes that as of January 2, 2005 and for the three and nine months then ended, there was no material change to this information.

Fiscal Year

The Company’s fiscal year ends March 31.  We divide our fiscal year into four - 13 calendar week quarters, except that the first and fourth quarters may be longer or shorter to the extent necessary to make each fiscal year end on March 31.

Overview

Sales in the third quarter and through the first nine months of fiscal 2005 have increased over the comparable periods of fiscal 2004.  The sales growth has been driven by strong demand from both our distribution customers as well as our OEM customer base, as business conditions in the manufacturing sector improved over the prior year.  In addition to the underlying market demand, the growth in distribution sales was driven by the moderating of inventory reductions at our North American distributors which was experienced throughout fiscal 2004.  OEM customers in the end markets we serve have experienced improving business conditions as capital spending on projects has improved and investment on refurbishment products has increased as manufacturing capacity is put back on line.

Our reported profitability in the third quarter of fiscal 2005 was impacted by several items, first: we recorded a $1.0 million non-cash charge to appropriately reflect the valuation of our domestic inventories to the last-in, first-out (LIFO) method, second, we reduced our inventories, excluding currency, by $14 million from the second quarter which adversely impacted our ability to absorb the fixed cost element of our manufacturing expenses into our inventory and finally, the net impact of rising raw material costs compared to the prior year comparable quarter.  Through the first nine months of fiscal 2005 compared to the prior year, our income from operations increased 25%, driven primarily by the operating leverage on the additional sales volume.  In addition to the increase in profitability through the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, our overall operational performance has improved as we have continued to implement the Rexnord Business System.  Compared to the prior year, we have been able to improve our overall efficiency by increasing our inventory turns, improving our labor productivity by generating additional sales with fewer employees, while improving on-time delivery and quality to our customers.

Results of Operations

	Three Months Ended		Nine Months Ended
(in millions)	January 2, 2005	December 31, 2003	January 2, 2005	December 31, 2003

Net sales	$199.7	$171.6	$587.8	$505.2
Cost of sales	144.5	116.2	409.8	348.5
Gross profit	55.2	55.4	178.0	156.7
Gross profit as a% of sales	27.6%	32.3%	30.3%	31.0%

Selling, general and administrative expenses	37.6	36.8	112.9	108.4
Restructuring and other similar costs	1.7	0.4	3.0	2.1
Curtailment gain	—	(5.6)	—	(5.6)
Amortization of intangible assets	3.5	3.5	10.4	10.4
Income from operations	12.4	20.3	51.7	41.4

Non-operating income (expense):
Interest expense, net	(10.9)	(11.4)	(32.5)	(34.1)
Other, net	(1.0)	(0.2)	(1.5)	(2.1)
Income before income taxes	0.5	8.7	17.7	5.2
Provision for income taxes	0.2	3.4	7.2	2.0
Net income	$0.3	$5.3	$10.5	$3.2

Third Quarter Ended January 2, 2005 Compared with the Third Quarter Ended December 31, 2003

Net Sales

Net sales in the third quarter of fiscal 2005 were $199.7 million, an increase of $28.1 million, or 16.4%, from the prior fiscal year third quarter’s net sales of $171.6 million as each of our major product lines recorded year over year sales growth.  Sales in our core power transmission products (flattop, bearing, coupling, industrial chain and gearing) grew 16.0% over the prior year third quarter as business conditions improved in our end markets of construction, mining, cement, forest products, energy, heavy-duty truck, cement, and food and beverage and the inventory reductions at our North American industrial distributors diminished compared to the prior year third quarter.  Our aerospace products (bearings and seals) grew 28.1% in the third quarter of fiscal 2005 over the prior year third quarter as our aerospace and commercial airframe manufacturer customer base experienced improving demand from both spare part volume and new aircraft construction.  On a constant currency basis, net sales in the third quarter of 2005 were favorably impacted by $5.1 million, or 3.0%, compared to the third quarter of fiscal 2004 as the Euro and Canadian dollar strengthened against the U.S. dollar.  The table below reconciles sales on a constant currency basis to the comparable GAAP sales information.

	Three Months Ended January 2, 2005
(in millions)	Sales	Currency Translation	Sales Excluding Currency Translation

United States	$130.4	$—	$130.4
Canada	8.5	(0.7)	7.8
Europe	52.7	(4.2)	48.5
Rest of World	8.1	(0.2)	7.9
	$199.7	$(5.1)	$194.6

Gross Profit

Gross profit in the third quarter of fiscal 2005 was $55.2 million, or 27.6% of net sales, and $0.2 million lower than the $55.4 million, or 32.3% of net sales, recorded in the third quarter of last year.  Gross profit in the third quarter of fiscal 2005 included a non-cash charge of $1.0 million to appropriately reflect the valuation of our domestic inventories to the last-in, first-out (LIFO) method of inventory valuation.  The LIFO charge recorded adversely impacted gross profit margins by 50 basis points in the third quarter of fiscal 2005.  There was no LIFO expense in the third fiscal quarter of last year.  Our gross profit margins in the third quarter of fiscal 2005 were affected by unfavorable manufacturing absorption as a result of our inventory reduction in the quarter.  We reduced our inventories, excluding currency, by $14 million from the end of the second quarter and we estimate that the approximate impact of that reduction on our gross profit to be approximately $4.5 million or 230 basis points.  Additionally, we incurred higher raw material costs (primarily steel) and adverse sales mix year over year, and believe the net impact adversely impacted gross profit by approximately $2.0 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses expressed as a percentage of net sales declined to 18.8% in the third quarter of fiscal 2005 from 21.4% in the third quarter of fiscal 2004 reflecting the positive operating leverage on our fixed infrastructure costs.  SG&A expenses in the third quarter of fiscal 2005 were $37.6 million compared to $36.8 million in the prior year, an increase of $0.8 million or 2.2%. Excluding the impact of currency rates, SG&A expenses actually declined by $0.2 million compared to the prior year third quarter.  The SG&A decline in constant currency in the third quarter of 2005 was primarily the result of reduced headcount in overhead staff positions and other cost control measures.

Restructuring and Similar Costs

We expensed as incurred $1.7 million of costs associated with certain severance and related replacement and relocation costs in the third quarter of fiscal 2005.  In the third quarter of fiscal 2004, we expensed as incurred $0.4 million of costs related to consulting assistance to implement severance programs that had been initiated in prior years.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the Acquisition, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $3.5 million in the third quarter of both fiscal 2005 and fiscal 2004.

Interest Expense, net

Interest expense (net of interest income) was $10.9 million in the third quarter of fiscal 2005 compared to $11.4 million in the third quarter of fiscal 2004.  The $0.5 million, or 4.4%, reduction in our net interest expense in the third quarter of fiscal 2005 compared to the prior year third quarter was driven by both our lower debt levels compared to a year ago and lower aggregate borrowing costs.  We have been able to offset year over year increases in base borrowing interest rates, both LIBOR and U.S. Prime, of 50 to 100 basis points by amending the pricing structure within our credit facility and improving our leverage profile, which has resulted in lower margin spreads on our term loans, effectively offsetting the increase in underlying base borrowing rates.

Income Tax Expense

The effective income tax rate for fiscal 2005 is expected to be approximately 40.0%, therefore, the provision for income taxes for the third quarter of fiscal 2005 was $0.2 million based upon pre-tax income of $0.5 million.  In the third quarter of fiscal 2004, we generated pre-tax income of $8.7 million and recorded a provision for income taxes of $3.4 million, which equated approximately to a 40.0% effective rate.

Nine Months Ended January 2, 2005 Compared with the Nine Months Ended December 31, 2003

Net Sales

Net sales for the first nine months of fiscal 2005 were $587.8 million, an increase of $82.6 million, or 16.4%, from net sales of $505.2 million in the comparable nine months of fiscal 2004.  The sales growth through the first nine months of fiscal 2005 was led by sales of our core power transmission products, which have grown 16.8% in the aggregate, with each of the major products (flattop, bearing, coupling, industrial chain and gearing) posting year over year improvements.  This growth occurred in both our industrial distribution channel and our OEM customer base.  Business conditions in the end markets where our products are utilized, including construction, mining, cement, energy, heavy duty truck and aerospace have improved over the past year and our distribution channel partners have decreased the magnitude of inventory reductions in that channel through the first nine months of fiscal 2005 compared to fiscal 2004.  On a constant currency basis, sales in the first nine months of fiscal 2005 were favorably impacted by $12.1 million, or 2.3%, compared to the comparable nine months of fiscal 2004, as the Euro and Canadian dollar strengthened against the U.S. dollar.  The table below reconciles sales on a constant currency basis to the comparable GAAP sales information.

	Nine Months Ended January 2, 2005
(in millions)	Sales	Currency Translation	Sales Excluding Currency Translation

United States	$437.5	$—	$437.5
Canada	26.4	(1.5)	24.9
Europe	97.9	(10.3)	87.6
Rest of World	26.0	(0.3)	25.7
	$587.8	$(12.1)	$575.7

Gross Profit

Through the first nine months of fiscal 2005 gross profit grew 13.6% to $178.0 million, or 30.3% of net sales, from $156.7 million, or 31.0% of net sales in the first nine months of fiscal 2004.  Gross profit in the first nine months of fiscal 2005 included a non-cash charge of $2.1 million to appropriately reflect the valuation of our domestic inventories to the last-in, first-out (LIFO) method of inventory valuation.  The LIFO charge adversely impacted nine month fiscal 2005 gross profit margins by 30 basis points.  There was no LIFO expense in the comparable nine month period in fiscal 2004.  Increased sales volume in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 drove the majority of the gross margin dollar improvement.  From a gross profit margin perspective, in addition to the LIFO charges recorded year to date, the decline in gross profit margin through the first nine months of fiscal 2005 has been driven by increasing raw material prices and adverse sales mix compared to the prior year.  Throughout the first nine months of fiscal 2005, we have tried to mitigate the impact of rising raw material prices by implementing price increases when possible as well as negotiatiating with our suppliers to minimize the price increases.  We estimate the net adverse impact on gross profit through the first nine months of fiscal 2005 to be approximately $1.0 million.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses expressed as a percentage of net sales declined 230 basis points through the first nine months of fiscal 2005 to 19.2%, compared to 21.5% in the first nine months of fiscal 2004.  The reduction of SG&A as a percentage of net sales is a result of positive operating leverage and the impact of restructuring actions taken over the past year to reduce overhead and administrative headcount.  Through the first nine months of fiscal 2005, SG&A expenses were $112.9 million, $4.5 million or 4.2% higher than the comparable nine months of fiscal 2004.  Using constant currency rates, through the first nine months of fiscal 2005, SG&A expenses were $1.8 million higher than the prior year, as a result of the strengthening of the Euro compared to the U.S. dollar.

Restructuring and Similar Costs

Through the first nine months of fiscal 2005, we have expensed as incurred $3.0 million of costs associated with severance and related replacement and relocation costs.  In the first nine months of fiscal 2004, we expensed as incurred $2.1 million of costs related to consulting assistance to implement severance programs that had been initiated in prior years.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the Acquisition, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $10.4 million in the first nine months of both fiscal 2005 and 2004.

Interest Expense, net

Interest expense (net of interest income) was $32.5 million through the first nine months of fiscal 2005 compared to $34.1 million in the comparable nine months of fiscal 2004.  The $1.6 million, or 4.7%, reduction in our net interest expense through the first nine months of fiscal 2005, was driven by our lower overall debt levels compared to a year ago and lower aggregate borrowing costs.  The reduction in our borrowing costs has been driven by improved pricing as a result of amending our credit facility and improving our leverage profile resulting in lower borrowing spreads on our term loans offset by increases in the underlying base borrowing rates over the past year of LIBOR and the U.S. prime rate.

Income Tax Expense

The full fiscal year 2005 effective income tax rate is expected to be approximately 40.0%, therefore, the provision for income taxes through the first nine months of fiscal 2005 is $7.2 million.  Through the first nine months of fiscal 2004 we generated pre-tax income of $5.2 million and recorded a tax provision of $2.0 million, which equated to approximately a 40.0% effective rate.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75 million revolving credit facility.  As of January 2, 2005, we had $13.5 million of cash on hand and approximately $66 million of additional borrowings available to us under our revolving credit facility as $8.9 million of the facility was utilized in connection with outstanding letters of credit.  The revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash generated by operating activities in the first nine months of fiscal 2005 was $22.6 million compared to $10.8 million of cash generated in the comparable period of fiscal 2004.  During the first nine months of fiscal 2005, cash generated by our operating activities together with $9.1 million of cash from accounts receivable and $5.0 million of cash from inventory was used to reduce accounts payable by $18.9 million.  In addition to the working capital items described above, through the first nine months of fiscal 2005 we have used a total of $19.0 million of cash to: (i) fund our pension plans ($8.7 million) and (ii) make normal payouts of various accruals including interest payable ($6.1 million) and payments related to closure and severance liabilities ($3.3 million).

Through the first nine months of fiscal 2005, net cash used in investing activities was $19.1 million compared to $23.4 million through the first nine months of fiscal 2004.  In the first nine months of fiscal 2005 we have made $20.1 million of capital expenditures compared to $14.0 million in the first nine months of fiscal 2004.  The increase in capital expenditures in the current year reflects investments made in growth – related capital expenditures, in contrast to fiscal 2004, which was tightly managed in light of the difficult business conditions of fiscal 2004.  The nine month periods of both fiscal 2005 and 2004 included $1.0 million of cash proceeds from the disposition of assets.  Last year we also made a $10.4 million payment in final settlement of the purchase price of Rexnord in connection with the Acquisition.

Through the first nine months of fiscal 2005, we have reduced our overall indebtedness by $14.8 million to $536.3 million.  The overall debt reduction in the comparable nine months of fiscal 2004 was $11.5 million.

As of January 2, 2005 we had $536.3 million of total indebtedness outstanding as follows (in millions):

	Total Debt at January 2, 2005	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities - term loans at variable rates	$306.0	$—	$306.0
10.125% Senior Subordinated Notes - fixed rate	225.0	—	225.0
Other Debt	5.3	1.7	3.6
	$536.3	$1.7	$534.6

Through January 2, 2005 and since the date of the Acquisition, we have repaid $54.0 million of principal of the term loans, $43.2 million of which was paid prior to scheduled maturity dates.  As of January 2, 2005, the term loans require annual principal payments of $14.0 million in fiscal 2007, $27.0 million in each of fiscal years 2008 and 2009 and $252.0 million in fiscal year 2010.

Our Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on us including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005 and 2.35 to 1.00 from July 2005 through December 2005; and (iii) maximum consolidated leverage ratio of 4.75 to 1.00 from January 2005 through June 30, 2005, and 4.50 to 1.00 from July 2005 through December 2005.  The Credit Agreement is guaranteed by RBS Global, Inc. and all of our domestic subsidiaries which are called the Guarantor Subsidiaries, and is secured by substantially all of the Guarantor Subsidiaries’ real and personal property.  We are required under the Credit Agreement to make mandatory prepayments of our loan facilities with the proceeds of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of our excess cash flow, as defined in the Credit Agreement.  Utilizing the financial covenant ratios and restrictions under the terms of our Credit Agreement, we estimate that as of January 2, 2005, we could incur additional indebtedness of approximately $102 million.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance our indebtedness, including the senior subordinated notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We may, however, need to refinance all or a portion of the principal amounts of the senior subordinated notes on or prior to maturity.

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

At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 1.75% plus the Base Rate, or (ii) 3.00% plus the Eurodollar Rate. At January 2, 2005, $200 million of the term loans bear interest at 5.23% per annum, $100 million at 5.10% and $6 million bear interest at 5.45% per annum.  Our results of operations would likely be affected by changes in market interest rates on these obligations. A hypothetical increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $3.0 million on an annual basis.

We had outstanding fixed rate, senior-subordinated, long-term debt obligations with carrying values of $225.0 million at January 2, 2005. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have any effect on our results of operations or stockholders’ equity.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended January 2, 2005.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended January 2, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained on page 12 in Item 3, Legal Proceedings, and on pages 53 - 55 in Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.  Management believes that at January 2, 2005, there has been no material change to this information.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 23, 2004, RBS Global, Inc. sold 1,000 shares of its $0.01 par value common stock to Dean Vlasak, an employee of Rexnord Industries, Inc. for a purchase price of $100 per share, or an aggregate of $100,000.  The shares were sold to Mr. Vlasak pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, based on representations made by Mr. Vlasak in a Subscription Agreement regarding, among other things, his ability to evaluate the investment in the shares (given his business and investment sophistication) and his access to information about the investment in the shares.

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

RBS GLOBAL, INC. and REXNORD CORPORATION

Date:	February 15, 2005	By:	/s/ Thomas J. Jansen
		Name:	Thomas J. Jansen
		Title:	VP Finance and Chief Financial Officer