Form 10-K
period 2005-03-31
REXNORD CORP; RBS GLOBAL INC
filed 2005-06-15
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

As of June 15, 2005, 3,622,031 shares of RBS Global, Inc. common stock, $0.01 par value, were outstanding.  There is no trading market for the common stock of RBS Global, Inc.

As of June 15, 2005, 1,000 shares of Rexnord Corporation common stock, $0.01 par value, were outstanding.  There is no trading market for the common stock of Rexnord Corporation.

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

Unless otherwise noted, references to the Company, we, us and our, refer to RBS Global, Inc. and its subsidiary Rexnord Corporation, and its subsidiaries.  Our fiscal year is the year ending March 31 of the corresponding calendar year.  For example, our fiscal year 2005, or fiscal 2005, means the period from April 1, 2004 to March 31, 2005. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition resulted in a new basis of accounting for the Company.  In some cases, for informational purposes only, financial data for the period from inception, November 25, 2002, through March 31, 2003 has been added to financial data of the Predecessor for the period from April 1, 2002 through November 24, 2002, to arrive at a 12-month combined period ended March 31, 2003.  This combined data may be referred to herein as fiscal year 2003, fiscal 2003 or 2003.

Although the Company is not required to file reports with the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we voluntarily file such reports in accordance with the terms of the Indenture governing our 10 1/8% Senior Subordinated Notes due 2012, which were registered in May 2003 under the Securities Act of 1933 (Registration No. 333-102428).  As such, the Company is not deemed to be an “issuer” under the Sarbanes-Oxley Act of 2002, and is therefore not subject to certain of the requirements of that Act.

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

Our Company

We are one of the leading manufacturers of highly-engineered mechanical power transmission components. Our product portfolio includes flattop chain and modular conveyer belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. Because of our innovative product design, premium products, brand reputation and long history of reliability, we have achieved a significant share in many of the markets we serve. Our products are used in the plants and equipment of companies in diverse industries, including food and beverage, energy, aerospace, forest products, cement and construction. We have a large installed base of products consisting primarily of moving, wearing components that are consumed in use and have a predictable replacement cycle. In addition, due to the complexity of our customers’ manufacturing operations and the high cost of process failures, our customers have demonstrated a strong preference to replace their worn Rexnord products with new Rexnord products. This replacement dynamic drives recurring replacement sales, which we refer to as aftermarket sales, that we estimate accounted for approximately 60% of our North American sales in fiscal 2005 (excluding special components).

We manufacture what we believe to be the broadest product portfolio of mechanical power transmission products in the industry in our 29 manufacturing facilities located around the world. Our products are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products.  As of March 31, 2005, we had approximately 4,800 employees, approximately 165 of whom are field sales persons who market and sell our products to over 2,000 original equipment manufacturers worldwide and to more than 400 industrial distributors. Our industrial distribution customers resell our products through over 1,900 distributor branches throughout the United States.

Recent Developments- Acquisition of The Falk Corporation

On May 16, 2005, we acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation, for $295 million in cash plus certain transaction related expenses and the assumption of certain liabilities.  Falk, which is also headquartered in Milwaukee, is a manufacturer of gears and couplings with annual revenues of approximately $200 million.  The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our existing Credit Agreement dated May 16, 2005.  See Management’s Discussion & Analysis and Notes 1 and 8 of the Notes to Consolidated Financial Statements for additional information on this acquisition and related financing.

With the acquisition of Falk, our annual net sales are expected to exceed $1.0 billion beginning in fiscal 2006.  Compared to March 31, 2005, we also increased our leverage profile due to the additional $312 million term loan used to finance this acquisition.  As of May 16, 2005, our total debt was approximately $819 million.   Based on our combined operations, we believe that cash flows from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for the forseeable future.

Our Industry

Mechanical power transmission products are generally critical components in the end user’s machinery or plant in which they operate; yet they typically represent only a fraction of an end-user’s total production cost. However, because the cost of product failure to the end-user is substantial, we believe end-users in most of the markets we serve consider a number of factors, rather than price alone, when making a purchasing decision. We believe end-users of mechanical power transmission components place a premium on factors such as quality, reliability, availability and selection. The most successful industry participants are those that can leverage their products’ reputations for quality and reliability, as well as their distribution networks, to maintain attractive margins on products and gain market share.

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

Products

A description of the various types of mechanical power transmission components follows below:

Flattop Chain

Our flattop chain is a highly-engineered conveyor chain that provides a smooth continuous conveying surface that is critical to high-speed operations such as those used to transport cans and bottles in beverage-filling operations, and is primarily sold to the food and beverage, consumer products and parts processing industries. Flattop chain products generally need to be replaced every 2 to 3 years on average. We manufacture our flattop chain products in our manufacturing facilities in Wisconsin, Puerto Rico, Italy and the Netherlands.  Our primary flattop chain products include:

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

Industrial Bearings

Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. These products are primarily sold for use in the forest products, construction equipment, and agricultural equipment industries. Industrial bearings are sold either mounted or unmounted. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. Bearings have an average replacement cycle of 1 to 2 years. We estimate that our aftermarket sales of industrial bearings products comprise more than half of our overall industrial bearings sales. We manufacture our industrial bearings products in our facilities in Indiana, Tennessee, Michigan and Illinois.  Our primary industrial bearings products include:

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

•                  Cylindrical bearings. Cylindrical bearings contain “cylindrical” rollers that are crowned or end-relieved to reduce stress concentrations, which results in low friction and allows for high-speed applications. These bearings wear slowly, minimizing sudden breakdowns, and are known for their strength and durability.

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

 Market.  The aerospace components industry is highly fragmented and consists of many small, specialized companies and a limited number of larger, well-capitalized companies. We compete in product-specific markets that we estimate have historically been under $100 million in revenues. The relatively small size of these markets, combined with the industry’s stringent regulatory approvals, quality requirements and certification processes, increase the barriers to entry for potential competitors. For example, all potential competitors must meet the certification requirements and qualification approvals required by the FAA and aircraft and engine original equipment manufacturers.

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

 Customers.  Stearns has a network of over 500 distributors servicing customers in numerous industries, including material handling, cranes, servomotors and actuators, conveyors, and single-phase motor manufacturers. Key Stearns customers include Baldor, General Electric, Reliance Electric Company, U.S. Electrical Motors, and W.W. Grainger, Inc. Approximately 75% of W.M. Berg’s sales are made to original equipment manufacturers with the remaining sales generally going through distributors. Key original equipment manufacturer customers include Applied Materials, Celestron, Cessna Aircraft, Cross Match Technologies, Inc. and Guidant Corporation. W.M. Berg’s primary distributors include Applied Industrial Technologies, Kaman and Motion Industries. For fiscal year 2005, the majority of Highfield’s sales were made to wholesalers, utilities and installers. Some key customers for our Special Components products include Baldor Electric, Cessna Aircraft, Consolidated Edison, the U.S. Motors division of Emerson Electric and Peoples Energy.

 Competition.  We compete against a wide variety of niche manufacturers in each of our respective markets. The competition is generally local or regional in nature.

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

Couplings are comprised of our Flexible Disc and Elastomeric product lines and are sold under the Thomas®, Omega®, Rex® Viva®, Addax® and ModulFlex® brand names. Our gear products are sold under the Rex®, Link-Belt® and Prager™ brand names.

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

 Market.  We estimate that the gear market in which we participate to be approximately $4.5 billion.  The market is both competitive and fragmented, with no dominant competitor.  In addition, industry participants are often regionally focused and produce a limited range of niche products.  The couplings market is estimated at approximately $1.0 billion in annual sales and generally follows the investment cycles of the industries it supplies. Global demand for couplings is split approximately equally between North America, Europe and the rest of the world. The couplings market is split between dry couplings and wet couplings. Although we are a supplier of coupling and gear products that are used in the infrastructure of automotive plants and facilities, we are not a supplier of automotive parts and, as a result, the mechanical power transmission industry which we primarily serve does not encompass the sale of such parts.

 Customers.  We sell our couplings and gearsets and gearboxes to a variety of customers in several end-markets, including the chemical, petrochemical, food, steel, forest products and pulp and paper industries. Due to the high number of customized applications in the couplings market, couplings are our only mechanical power transmission product group to have a greater percentage of sales through the original equipment manufacturer channel than in the aftermarket. Our key original equipment manufacturer customers for couplings and gearsets and gearboxes included ABB Robotics, Astec, Atlas Copco, Stamler Machine and the Carrier Division of United Technologies.

 Competition.  The market for couplings is fragmented with numerous manufacturers. Our primary competitors are Lovejoy, Inc., MetaStream (a unit of John Crane), TB Woods Corporation, Kop-Flex (a unit of Emerson) and, until May 2005, United Technologies’ Falk Corporation (see “Recent Developments” regarding our acquisition of The Falk Corporation in May 2005). The market for geared products is both large and fragmented. Our competitors include Flender Corporation, Rockwell and SEW.  Prior to May 2005, United Technologies’ Falk Corporation also was a significant competitor in the geared products market.

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

Distribution

Our mechanical power transmission components are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products. With over 1,900 distributor locations in the United States, our distributors provide us with one of the most extensive distribution networks in the industry.  One of our industrial distributors accounted for 9.0%, 9.5%, 10.4%, and 12.5% of net sales during the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively.

Rather than serving as passive conduits for delivery of product, our industrial distributors participate in the overall competitive dynamic in the mechanical power transmission industry. Industrial distributors play a role in determining which of our products are stocked at their distributor centers and branch locations and, consequently, are most readily accessible to aftermarket buyers, and the price at which these products are sold.

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

Our products are moving, wearing components that are consumed in use and require regular replacement.  This gives rise to an on-going aftermarket opportunity.

Product Development

Throughout our history, we have demonstrated a commitment to developing technologically advanced products within the mechanical power transmission industry, resulting in 101 active U.S. patents and 350 foreign patents. In addition, we thoroughly test our products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional mechanical power transmission solutions.

The majority of our new product development begins with discussions and feedback from our customers. We have a team of approximately 150 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. If the product engineers require additional support or specialty expertise, they can call upon additional engineers and resources from Rexnord Technical Services.  Rexnord Technical Services is a group comprised of approximately 30 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.

Operations

Rexnord Business System

The goal of the Rexnord Business System is the elimination of unnecessary costs or waste from every business process. This operational excellence initiative has been and will continue to be implemented at all operating levels in order to reduce lead times and improve cash flow. The Rexnord Business System encompasses a lean enterprise strategy, the goals of which include improvement of inventory management, customer delivery, plant utilization and a lower cost structure. As a result of the Rexnord Business System, our operations have improved over the past three years, with a 22% inventory reduction and a 25% improvement in on-time delivery performance. In particular, we are transforming our manufacturing process from a typical batch system to a lean manufacturing system, which is based on the pursuit of the elimination of waste from every business process with the ultimate goal of providing world class quality, delivery and service to customers while maximizing the quality of earnings and return on investment. To help achieve this transformation, we have trained over 200 of our employees in selected RBS activities such as implementing value stream mapping, improving process flow and productivity, rolling out key Six Sigma initiatives and implementing electronic supplier Kanbans to improve production, lead times and reduce inventory.  Six Sigma is a process output variation of no more than plus or minus six standard deviations between the mean and the nearest specification limit. Six standard deviations equates to only 3.4 defects per million opportunities for each product or service transaction. Kanbans is a system that allows a company to manufacture a product or order supplies as needed. The system reduces production lead times, amount of inventory required, and subsequently, costs in high volume production lines.

In addition, as part of the Rexnord Business System, we initiated a strategic sourcing program to reduce the number of suppliers and lower the cost of purchased materials. With this program we intend to reduce significantly the number of direct and indirect suppliers we use.

Going forward, we expect to continue to redefine our manufacturing processes and implement our lean transformation initiatives. Our near-term goals for improvement include additional reductions of inventory, a further improvement of on-time delivery and a significant improvement in quality.

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

We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into contracts for certain large commodity purchases, although currently we are not a party to any unconditional purchase obligations, including take-or-pay contracts or through-put contracts. In the past, these contracts generally have had one to five-year terms and have contained competitive clauses and benchmarking to ensure competitive pricing.

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

Backlog

The Company’s backlog of unshipped orders was $159.7 million and $133.1 million at March 31, 2005 and 2004, respectively.

Financial Information about Geographic Areas

Refer to Note 15 of Notes to Consolidated Financial Statements for financial information about geographic areas.

Seasonality of Demand

We do not experience significant seasonality of demand, although sales generally are slightly higher during our fourth fiscal quarter as our customers spend against recently approved capital budgets and perform maintenance and repairs in advance of spring and summer activity.

Employees

As of March 31, 2005, we had approximately 4,800 employees, of whom 3,151 were employed in the United States while the remainder were employed abroad. Approximately 800 of our North American employees are represented by labor unions. The five U.S. collective bargaining agreements to which we are a party will expire in July 2005, February 2006, September 2006, August 2007 and April 2008.  Additionally, approximately 23% of our workforce is employed in Europe, where trade union membership is common. The Company believes it has a good relationship with its employees, including those represented by labor unions.

ITEM 2.                                                     PROPERTIES.

We currently maintain 29 manufacturing facilities, 21 of which are located in North America, six in Europe, one in South America and one in Asia. With the exception of one plant located in Downers Grove, Illinois each of our facilities is dedicated to the manufacture of a single product line.  All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.

We own and lease facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal manufacturing facilities:

Location	Owned/ Leased	Approximate Square Footage	Products Manufactured

West Milwaukee, Wisconsin	Owned	370,000	Industrial Chain
Cudahy, Wisconsin	Leased	100,000	Special Components
New Berlin, Wisconsin	Owned	54,000	Couplings
Grafton, Wisconsin	Owned	95,000	Flattop Chain
Downers Grove, Illinois	Owned	210,000	Industrial Bearings
	Owned	38,000	Aerospace Bearings
Wheeling, Illinois	Owned	83,000	Aerospace Bearings and Seals
Benton Harbor, Michigan	Leased	30,000	Industrial Bearings
Lincoln, Nebraska	Leased	54,000	Couplings
Indianapolis, Indiana	Owned	527,000	Industrial Bearings
Simi Valley, California	Leased	37,000	Aerospace Bearings
Clinton, Tennessee	Owned	180,000	Industrial Bearings
Deer Park, Texas	Leased	31,000	Couplings and Gears
New Orleans, Louisiana	Leased	75,000	Gears
Stuarts Draft, Virginia	Owned	93,000	Gears
Horsham, Pennsylvania	Leased	80,000	Gears
Long Island, New York	Leased	20,000	Special Components
	Owned	20,000	Special Components
Bridgeport, Connecticut	Owned	31,000	Special Components
Warren, Pennsylvania	Owned	120,000	Couplings
Coamo, Puerto Rico	Owned	41,000	Flattop Chain
Sao Leopoldo, Brazil	Owned	77,000	Flattop Chain and Industrial Chain
Correggio, Italy	Owned	79,000	Flattop Chain
Raon L’etape, France	Owned	217,000	Couplings and Gears
Betzdorf, Germany	Owned	179,000	Industrial Chain
Dortmund, Germany	Owned	36,000	Couplings and Gears
Gravenzande, Netherlands	Leased	117,000	Flattop Chain
Hameln, Germany	Leased	374,000	Gears
Changzhou, China	Owned	206,000	Gears

ITEM 3.                                                     LEGAL PROCEEDINGS.

We are involved in various unresolved legal actions, administrative proceedings, and claims in the ordinary course of our business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters.  We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, we believe the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material effect on the financial position, results of operations or cash flows of the Company.

In a prior year, the Predecessor initiated legal proceedings against a consulting firm for nonperformance with respect to process reengineering services the consulting firm was retained to perform for the Predecessor.  A jury trial was held in 2001, and a verdict of $2.2 million was returned in favor of the Predecessor, including an award of attorney’s fees of $0.6 million.  In May 2002, the consulting firm unsuccessfully exhausted its right of appeal at which time the Predecessor received $2.3 million, including interest of $0.1 million and recorded a gain.

In connection with the sale of the Predecessor, Invensys has indemnified us against certain contingent liabilities.  Invensys has also indemnified us for all preclosing environmental liabilities which individually exceed $75,000 and which in the aggregate exceed $2.0 million.

The following paragraphs summarize noteworthy actions and proceedings against which we have been indemnified:

•                  We are a defendant in a case entitled GE Transportation Systems v. Rexnord, pending in the United States District Court for the Western District of Pennsylvania. The case seeks $8.0 million for damages allegedly incurred by GE in using Rexnord bearings to retrofit GE locomotives. The ultimate outcome of this litigation cannot presently be determined; however, we believe we have meritorious defenses to the suit.

•                  We are a third-party defendant in two separate class action suits for alleged groundwater contamination in the United States District Court for the Northern District of Illinois: Teresa and Al LeClercq et al v. Lockformer et al v. Arrow Gear Company et al and Mejdrech et al v. Met-Coil Systems/The Lockformer Company v. Arrow Gear Company et al. The original defendant, Lockformer Company, has settled with the LeClercq plaintiffs for $10 million and with the Mejdrech plaintiffs for $12.5 million. Lockformer is now seeking contribution under various theories of alleged groundwater contamination in Lisle, Illinois from at least ten other companies, including us. The contribution claims for both suits have been combined into one suit. The outcome of this litigation cannot presently be determined; however, we believe we have not contributed to the groundwater contamination and have meritorious defenses to the suit.  We have sued and been sued by our insurance companies over coverage for the Lockformer matter.

•                  We are a potentially responsible party (“PRP”) at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), which is under investigation by the USEPA and IEPA. The investigation alleges there has been a release or threatened release of hazardous substances, pollutants or contaminants at the Site. Based on their proximity to the Site, we and at least ten other companies have been notified of their potential liability for the remediation of the Site. In support of USEPA/IEPA, Illinois filed a lawsuit in the Circuit Court of DuPage County, Illinois against us and the other PRP companies: State of Illinois v. Precision et al.  Subsequently, we and at least ten other companies entered into an Administrative Order by Consent (AOC) with USEPA/IEPA/Illinois et al that provides $4.275 million to fund the hook-up of about 800 homes to municipal water and provides for continuing investigation of the Site.  We have agreed to provide $273,000 of that fund under an interim allocation. Recently we were notified by the USEPA that the Site investigation is expanding.  We are a defendant in three other lawsuits stemming from the Site:   Muniz et al v. Rexnord Corporation et al, a class action pending in the United States District Court for the Northern District of Illinois; Jana Bendik v. Precision Brand Products et al v. Rexnord Corporation et al, filed by an individual plaintiff in the Circuit Court of Cook County, Illinois; and Kevin Pote, et al v. Ames Supply Co. et al., filed by an individual plaintiff in the Circuit Court of Cook County, Illinois.  The AOC is expected to resolve a significant portion of the State of Illinois and Muniz lawsuits. The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, we believe we have meritorious defenses to the suits.  We have sued and been sued by its insurance companies over coverage for the Ellsworth matters.

•                     We were a defendant and cross-defendant in a case entitled Odeco Drilling Inc., et al. v. Baroid Equipment, Inc., filed in state court in Harris County, Texas.  On February 26, 2002, the Court entered a final judgment in favor of Baroid Equipment, Inc. and Varco Shaffer Co. (“Defendants/Cross-Plaintiffs”) against us in the amount of approximately $2.3 million, plus pre-judgment interest of 10% beginning October 16, 1992.  The judgment provides for a further award of attorneys’ fees to the Defendants/Cross-Plaintiffs in the event of appeals.  This judgment is currently on appeal in the Houston Court of Appeals. We vigorously dispute the claims made the basis of the judgment and intend to prosecute its appeal of the judgment.  We are indemnified against any loss by two separate parties in connection with this matter.  Accordingly, we have recorded a liability at March 31, 2005 in the amount of the judgment plus accrued interest totaling $7.6 million and a corresponding receivable in the same amount.  Both the liability and corresponding receivable are classified as a noncurrent liability and asset, respectively, in the accompanying consolidated balance sheet.

In addition to the foregoing litigation, The Falk Corporation, which we acquired in May 2005, is a defendant in certain lawsuits.  While we have not completed our post-acquisition review of these matters, and have not formed our own judgment about the likely outcomes of these matters, we believe that the following descriptions of the claims in each lawsuit are materially correct.  As with the matters described above, it is not possible to predict with certainty the outcome of these unresolved legal actions.  However, based upon current information we believe the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material effect on the financial position, results of operations or cash flows of the Company.

Roanoke Cement Company v. The Falk Corporation and Hamilton Sundstrand Corporation, filed in the U.S. District Court of Virginia.  The suit alleges that a defective pinion caused cement production to shut down.  Roanoke received an insurance settlement of $1.35 million.  In July 2004, a directed verdict in favor of the defendants was granted in connection with the insurance subrogation claim.  Roanoke appealed and their appeal is pending.

Kimberly St. Cin, Individually and as surviving spouse of St. Robert Cin, decedent, v. The Falk Corporation, et al., filed in the Circuit Court of Cape Girardeau County, Missouri.  The suit was filed against The Falk Corporation and several other defendants for wrongful death involving an elevator bucket loader. The claim amount is for $9 million. The drive and backstop were allegedly manufactured by The Falk Corporation.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

                              Market Information

No trading market for RBS Global, Inc. common stock or Rexnord Corporation common stock currently exists.

                              Dividends

RBS Global, Inc. and Rexnord Corporation did not pay dividends in the period from inception, November 24, 2002, through March 31, 2005, on their common stock, and it is our current policy to retain earnings to repay debt and finance our operations. In addition, our credit facility significantly restricts the payment of dividends on common stock.

                              Holders

As of June 15, 2005, there were 22 holders of record of the common stock of RBS Global, Inc.  RBS Global, Inc. is the sole shareholder of Rexnord Corporation’s common stock.

                              Securities Authorized for Issuance under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” located elsewhere in this report.

                              Securities Sold as of June 15, 2005

At various times during the course of our last fiscal year, directors, employees and consultants of RBS Global, Inc., Rexnord Corporation and its subsidiaries exercised options to purchase an aggregate of 19,427 shares of RBS Global, Inc. Common Stock (“RBS Common Stock”) at a price of $100.00 per share, for total consideration of $1,942,700.  The shares were sold pursuant to exemptions available under the Securities Act of 1933, as amended (the “Securities Act”), including Rule 701 promulgated thereunder.  All options were exercised at the discretion of the option holder after they had become fully vested, in accordance with the terms of the respective option grant.

On May 13, 2005, an affiliate of the majority shareholder purchased 334 shares of stock at a price of $150 per share for a total consideration of $50,100.  The shares were sold pursuant to exemptions available under the Securities Act, including Regulation D.

From May 13, 2005 to June 1, 2005, participants in the RBS Global, Inc. Stock Purchase Plan purchased an aggregate of 6,269 shares of RBS Common Stock at a price of $150 per share, for aggregate consideration of $940,350.  Eligible participants in the Plan are employees, directors and consultants of RBS Global, Inc., Rexnord Corporation and its subsidiaries.  The shares were sold pursuant to exemptions available under the Securities Act, including Rule 701 promulgated thereunder.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

The following table of selected historical financial information is based on our consolidated financial statements included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.  The Statement of Income Data, Other Data and Balance Sheet Data are derived from our audited financial statements.  Separate historical financial information of Rexnord Corporation is not presented because the senior subordinated notes are guaranteed by RBS Global, Inc. and all direct and indirect subsidiaries of Rexnord Corporation and RBS Global, Inc., and because RBS Global, Inc. has no significant operations or assets separate from its investment in Rexnord Corporation.

				Predecessor Basis of Accounting (1)
	Fiscal Year Ended March 31		Period From November 25, 2002 through March 31,	Period From April 1, 2002 through November 24,	Fiscal Year Ended March 31
(dollars in millions)	2005	2004	2003	2002	2002	2001

Statement of Income Data:
Net Sales	$811.0	$712.8	$252.5	$469.3	$722.2	$801.3
Cost of Sales (2)	555.8	485.4	162.1	310.5	477.1	485.9
Gross Profit	255.2	227.4	90.4	158.8	245.1	315.4
Selling, General and Administrative Expenses	153.6	148.1	52.9	103.1	146.2	157.1
Restructuring and Other Similar Costs	7.3	2.6	—	7.5	55.9	21.8
Curtailment Gain	—	(6.6)	—	—	—	—
Income from Litigation Settlement	—	—	—	(2.3)	—	—
Amortization of Intangible Assets	13.8	13.9	4.6	1.1	18.8	18.5
Income from Operations	80.5	69.4	32.9	49.4	24.2	118.0
Net Interest Expense	(44.0)	(45.4)	(16.3)	(13.0)	(24.0)	(37.4)
Other Income (Expense), Net	(0.7)	(1.1)	(0.5)	(0.1)	0.9	0.1
Income Before Income Taxes	35.8	22.9	16.1	36.3	1.1	80.7
Provision for Income Taxes	14.2	8.7	6.5	16.0	9.6	37.0
Net Income (Loss)	$21.6	$14.2	$9.6	$20.3	$(8.5)	$43.7

Other Data:
EBITDA (3)	$125.2	$113.7	$47.2	$73.5	$77.7	$171.1
Net Cash Provided By (Used For)
Operating Activities	67.4	45.0	51.1	(27.0)	66.0	75.6
Investing Activities	(19.3)	(30.7)	(920.0)	(11.2)	(14.6)	(33.3)
Financing Activities	(42.0)	(31.2)	906.3	16.4	(52.2)	(49.8)
Depreciation and Amortization	45.4	45.4	14.8	24.2	52.6	53.0
Capital Expenditures	25.7	22.1	6.9	11.8	21.7	33.7

	March 31,			Predecessor Basis of Accounting (1) March 31
(dollars in millions)	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash	$26.3	$21.8	$37.2	$21.6	$22.3
Working Capital (4)	118.9	117.6	135.8	110.1	127.5
Total Assets	1,277.4	1,299.1	1,314.2	1,183.4	1,287.3
Total Debt (5)	506.7	550.8	580.5	412.9	464.2
Stockholders’ Equity	424.7	399.1	375.0	477.3	488.2

(1)          Consolidated financial data as of March 31, 2005, 2004 and 2003 and for fiscal 2005, 2004 and the period from November 25, 2002 (the date of the Acquisition) through March 31, 2003 reflect the fair value of assets acquired and liabilities assumed in connection with the Acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Acquisition. The financial data for periods prior to November 25, 2002 have a different basis of accounting and are presented for informational purposes and consist of the combined historical financial data of the wholly-owned subsidiaries of Invensys plc and its affiliates that were acquired by RBS Acquisition Corporation and other affiliated purchasers in the Acquisition (“Predecessor Basis of Accounting”).

(2)          Due to rising raw material costs and changes to manufacturing processes in fiscal 2005, the Company re-evaluated its process for capitalizing overhead costs into inventory.  As a result, the Company revised certain estimates related to the capitalization of overhead variances which reduced cost of sales by $7.0 million in fiscal 2005.  During fiscal 2002, the Predecessor revised its methodology for capitalizing overhead costs into inventory which reduced cost of sales by $3.8 million in fiscal 2002.

(3)          EBITDA represents earnings before interest, taxes, depreciation and amortization.  EBITDA is presented because management believes it is an important supplemental measure of performance and it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is also useful to investors in evaluating the performance of issuers of “high-yield” debt securities because it is a common measure of the ability to meet debt service obligations. Other companies in our industry may calculate EBITDA differently.  EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.  Because EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business.  A reconciliation of Net Income (Loss) to EBITDA is as follows:

				Predecessor Basis of Accounting (1)
	Fiscal Year Ended March 31		Period From November 25, 2002 through March 31,	Period From April 1, 2002 through November 24,	Fiscal Year Ended March 31
(dollars in millions)	2005	2004	2003	2002	2002	2001

Net Income (Loss)	$21.6	$14.2	$9.6	$20.3	$(8.5)	$43.7
Interest Expense, net	44.0	45.4	16.3	13.0	24.0	37.4
Provision for Income Taxes	14.2	8.7	6.5	16.0	9.6	37.0
Depreciation and Amortization	45.4	45.4	14.8	24.2	52.6	53.0
EBITDA	$125.2	$113.7	$47.2	$73.5	$77.7	$171.1

EBITDA for the fiscal year ended March 31, 2005 includes $7.3 million of restructuring charges, a $2.0 million LIFO charge and a $1.6 million charge related to the write-off of excess and obsolete inventory that was on-hand at the Acquisition date for which no reserves were established in purchase accounting.  EBITDA for the fiscal year ended March 31, 2004 includes $2.6 million of restructuring charges, a $0.4 million LIFO benefit and a $6.6 million curtailment gain related to our pension and postretirement plans.  EBITDA for the twelve months ended March 31, 2003 includes $7.5 million of restructuring charges, a $0.3 million LIFO benefit and $2.3 million of income from a  litigation settlement.

(4)          Represents total current assets less total current liabilities.

(5)          Total debt includes intercompany loans in 2002 and 2001 with our former parent, net, plus long-term debt.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS.

The consolidated financial statements contained in Item 8 include the accounts of RBS Global, Inc. and subsidiaries (collectively, the Company) subsequent to the Acquisition, and also include the accounts of the Predecessor for periods prior to the Acquisition which have a different basis of accounting.  The financial statements and financial data of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the wholly owned subsidiaries and divisions of Invensys that were acquired by RBS Acquisition Corporation.  The Predecessor ceased operations as of the date of acquisition.

The following discussion of our financial condition and results of operations should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included elsewhere in Item 8.  Our fiscal year is the year ending March 31 of the corresponding calendar year.  For example, our fiscal year 2005, or fiscal 2005, means the period from April 1, 2004 to March 31, 2005. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition resulted in a new basis of accounting for the Company.  In some cases, for ease of comparison purposes, financial data for the period from inception, November 25, 2002, through March 31, 2003 has been added to financial data for the period from April 1, 2002 through November 24, 2002, to arrive at a 12-month combined period ended March 31, 2003.  This combined data may be referred to herein as fiscal year 2003, fiscal 2003 or 2003.

General

We believe that we are one of the leading manufacturers of highly-engineered mechanical power transmission components. We manufacture and market a very broad product portfolio, including flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. Our products are used in the plants and equipment of companies in diverse industries, including food and beverage, energy, aerospace, forest products, cement and construction. Our products are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products. We have a large installed base of products consisting primarily of moving, wearing components that are consumed in use and have a predictable replacement cycle. Although our results of operations are dependent on general economic conditions, our large installed base generates aftermarket sales that partially mitigate the impact of economic downturns on our results of operations.

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

We accounted for the Acquisition using the purchase method of accounting and accordingly, the Acquisition resulted in a new basis of accounting for us. We allocated the purchase price on the basis of fair values of the underlying assets acquired and liabilities assumed. Based on a valuation by third party professionals retained by us, a significant portion of the purchase price was allocated to our trademarks and tradenames, a covenant not to compete, patents and our distribution network. We also retained third party professionals to assist in the determination of the fair value of our property, plant and equipment as well as pension and post-retirement obligations. The excess of the total purchase price over the value of our assets at closing was $575.1 million and has been allocated to goodwill, and this indefinite lived asset is subject to annual impairment review. The test for impairment was conducted in the fourth quarter of our fiscal 2005 and no impairment was found for any reporting unit.

Financial Statement Presentation

The following paragraphs provide a brief description of certain items and accounting policies that appear in our financial statements and general factors that impact these items.

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

Changes in levels of our net sales historically have lagged behind changes in the levels of overall industrial production by three to six months, both when industrial production is increasing and when it is declining. This lag is a result of order lead times and end-user budget cycles as well as levels of existing inventory at our distributors, which levels historically have been lower at the end of economic downturns. Any reduction in inventory held by our industrial distributors has a negative impact on our sales to industrial distributors during that same period. Similarly, during a rising economic environment, historically we have experienced a positive impact on our sales from both increased current direct demand from end-users as well as from the replenishment of inventory by our industrial distributors. However, in fiscal 2005 we believe this trend changed somewhat as our industrial distributor customers maintained relatively flat inventory levels while the industrial economic environment improved.  As a result, our fiscal 2005 sales growth was driven almost entirely by increased end-user demand.

Cost of Sales.  Cost of sales includes all costs of manufacturing required to bring a product to a ready for sale condition. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, insurance, pension and post-retirement benefits, information technology costs and other manufacturing related costs.

The largest component of our cost of sales is cost of materials, which represented approximately 28% of net sales in fiscal 2005.  The principal materials used in our manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.

The next largest component of our cost of sales is direct and indirect labor, which represented approximately 24% of net sales in fiscal 2005. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends. As we continue to implement the Rexnord Business System with the goal of eliminating waste from business processes at all business levels, including labor input, we expect that any productivity gains from the Rexnord Business System will help to offset inflationary price pressure on labor and benefit costs.

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

Revenue recognition.  Sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. Because we enter into sales rebate programs with some of our customers, which require us to make rebate payments to them from time to time, we estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns. These rebates are primarily volume-based and are estimated based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us.  The value of returned goods during fiscal 2005, fiscal 2004 and for the periods from November 25, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002 was less than 0.5% of net sales.  Other than our standard one-year product warranty, there are no post-shipment obligations.

Inventory.  We value inventories at the lower of cost or market. Cost of certain domestic inventories are determined on a last-in, first-out (LIFO) basis. Cost of the remaining domestic inventories and all foreign inventories are determined on a first-in, first-out (FIFO) basis. The valuation of inventories includes variable and fixed overhead costs and requires significant management estimates to determine the amount of overhead variances to capitalize into inventories.  Due to rising raw material costs and changes to manufacturing processes in fiscal 2005, we re-evaluated our process for capitalizing overhead costs into inventory.  As a result, we revised certain estimates related to the capitalization of overhead variances which reduced cost of sales by $7.0 million in fiscal 2005.

In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $3.1 million, $1.5 million, $0.4 million and $1.6 million during the fiscal year ended March 31, 2005 and 2004, and the periods from November 24, 2002 through March 31, 2003, and April 1, 2002 through November 24, 2002, respectively.

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

As described in Note 1 to the Consolidated Financial Statements, the excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired of $575.1 million has been allocated to goodwill.  This goodwill is not amortized but is reviewed annually for impairment.  The test for impairment was conducted in the fourth fiscal quarter of the year ended March 31, 2005 and no impairment was found for any reporting unit.

The Company is expected to recognize amortization expense of $13.8 million in the fiscal year ending March 31, 2006, $10.0 million in the fiscal year ending March 31, 2007, $2.5 million in the fiscal year ending March 31, 2008, $2.4 million in the fiscal year ending March 31, 2009, and $2.4 million in the fiscal year ending March 31, 2010.

As a result of the Acquisition, the intangible and tangible fixed assets were adjusted to their fair value in accordance with purchase accounting as prescribed by SFAS 141.

 Retirement benefits.  Pension obligations are actuarially determined and are affected by assumptions including discount rate and assumed annual rate of compensation increase for plan employees, among other assumptions. Changes in discount rate and differences from actual results for each assumption as well as the actual return on plan assets compared to the expected rate of return on plan assets will affect the amount of pension expense we recognize in future periods.  As of March 31, 2005, our pension plans had benefit obligations of $237.5 million as compared to plan assets of $141.3 million. Approximately $41.3 million of the total $96.2 million of benefit obligations in excess of plan assets is related to plans of our foreign subsidiaries, principally in Germany, where such plans are typically not funded.

Market interest rates continued to decline during fiscal 2005 and, as a result, after consultation with our actuarial consultants, we reduced the discount rate from 6.07% at March 31, 2004 to 5.78% at March 31, 2005.  Our estimated return on plan assets was reduced from 9.0% in fiscal 2004 to 8.5% in fiscal 2005 based on historical experience.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets related to foreign and certain state net operating loss carryforwards.

Recent Developments- Acquisition of The Falk Corporation

On May 16, 2005, we acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation, for $295 million in cash plus certain transaction related expenses and the assumption of certain liabilities.  Falk, which is also headquartered in Milwaukee, is a manufacturer of gears and couplings with annual revenues of approximately $200 million.  The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our existing Credit Agreement dated May 16, 2005.  Under the amended Credit Agreement, all of our term loans (which consist of the new $312 million term loan and the $275 million of pre-existing term loans) bear interest, at our option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate).  We are required to make semi-annual principal payments on these term loans of $2.94 million beginning in November 2005 and continuing through May 2011, with the remaining principal balance of $551.8 million due in December 2011.  See Notes 1 and 8 of the Notes to Consolidated Financial Statements for additional information on this acquisition and related financing.

With the acquisition of Falk, our annual net sales are expected to exceed $1.0 billion beginning in fiscal 2006.  Compared to March 31, 2005, we also increased our leverage profile due to the additional $312 million term loan used to finance this acquisition.  As of May 16, 2005, our total debt was approximately $819 million.   Based on our combined operations, we believe that cash flows from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for the forseeable future.

The following Results of Operations does not include a discussion of Falk’s operating results because this transaction occurred subsequent to our fiscal year-end.

Results of Operations

As described above, the Acquisition occurred on November 25, 2002, which created a new basis of accounting for the Company as compared to the Predecessor company.  For accounting purposes, the Company began operations on November 25, 2002 while operations of the Predecessor ceased at that time. In some cases, for ease of comparison purposes, financial data for the period from inception, November 25, 2002, through March 31, 2003 has been added to financial data of the Predecessor for the period from April 1, 2002 through November 24, 2002, to arrive at a 12-month combined period ended March 31, 2003.  This combined data is referred to herein as fiscal year 2003, fiscal 2003 or 2003.

			2003
			Company	Predecessor	Combined
	Fiscal Year Ended March 31,		From Inception (November 25, 2002) through	Period From April 1, 2002 through November 24,	Year Ended March 31,
(in millions)	2005	2004	March 31, 2003	2002	2003

Sales	$811.0	$712.8	$252.5	$469.3	$721.8
Gross profit	255.2	227.4	90.4	158.8	249.2
Gross profit % of sales	31.5%	31.9%	35.8%	33.8%	34.5%

Selling, general & administrative expenses	153.6	148.1	52.9	103.1	156.0
Restructuring and other similar costs	7.3	2.6	—	7.5	7.5
Curtailment gain	—	(6.6)	—	—	—
Income from litigation settlement	—	—	—	(2.3)	(2.3)
Amortization of intangible assets	13.8	13.9	4.6	1.1	5.7

Income from operations	80.5	69.4	32.9	49.4	82.3
% of sales	9.9%	9.7%	13.0%	10.5%	11.4%

Interest expense, net	(44.0)	(45.4)	(16.3)	(13.0)	(29.3)
Other expense, net	(0.7)	(1.1)	(0.5)	(0.1)	(0.6)

Income before income taxes	35.8	22.9	16.1	36.3	52.4
Provision for income taxes	14.2	8.7	6.5	16.0	22.5

Net income	$21.6	$14.2	$9.6	$20.3	$29.9

Year Ended March 31, 2005 Compared with the Year Ended March 31, 2004

Net Sales.  Net sales in fiscal 2005 were $811.0 million, an increase of $98.2 million or 13.8%, from last year’s net sales of $712.8 million.  The sales growth in fiscal 2005 was led by sales of our core power transmission products, which have grown 13.5% in the aggregate, with each of the major product lines (bearing, coupling, industrial chain, gearing and flattop) posting year over year improvements.  This growth occurred in both our industrial distribution channel and our OEM customer base.  In addition to the growth in power transmission products, our aerospace and special components products have also performed well, with net sales increasing 19.9% and 9.2%, respectively, over last year.  Business conditions in the end markets where our products are utilized, including construction, mining, cement, energy, heavy duty truck and aerospace, have improved over the past year and our distribution channel partners have decreased the magnitude of inventory reductions in the channel compared to last year.  Sales in the current year were also favorably impacted by $15.5 million, or 2.2%, as a result of changes in currency rates, principally related to the Euro, from those in effect during fiscal 2004.  On a constant currency basis, sales in fiscal 2005 increased by $82.7 million or 11.6% from the prior year.  The table below reconciles net sales on a constant currency basis to the comparable GAAP net sales information:

	Year Ended March 31, 2005
(in millions)	Net Sales	Currency Translation	Net Sales Excluding Currency Translation

United States	$528.9	$—	$528.9
Canada	37.6	(2.0)	35.6
Europe	201.2	(12.7)	188.5
Rest of World	43.3	(0.8)	42.5
	$811.0	$(15.5)	$795.5

Gross Profit.  Gross profit grew in fiscal 2005 to $255.2 million, or 31.5% of net sales, from $227.4 million, or 31.9% of net sales in fiscal 2004.  Gross profit margins were adversely affected in fiscal 2005 by increased raw materials prices and adverse sales mix compared to the prior year.  We have tried to mitigate the impact of rising raw material prices by implementing price increases when possible as well as negotiating with our suppliers to minimize the price increases.  We estimate the net adverse impact of rising raw material prices on our gross profit margin in fiscal 2005 to be approximately 100 basis points.  Our fiscal 2005 gross profit also includes a $2.0 million charge to appropriately reflect the valuation of our domestic inventories to the last-in, first-out (LIFO) method of inventory valuation, and a $1.6 million one-time charge to write-off certain excess and obsolete inventory that was on-hand at the date of the Acquisition for which no reserves were established in purchase accounting.  These charges adversely affected fiscal 2005 gross profit margins by approximately 40 basis points.  In fiscal 2004, we experienced a favorable LIFO benefit of $0.5 million.  These reductions in gross profit margin in fiscal 2005 were partially offset by a $7.0 million benefit due to a change in estimate regarding the capitalization of certain overhead variances into inventory.  This change in estimate resulted from a re-evaluation of our process for capitalizing overhead costs into inventory in light of rising raw material costs and changes in our manufacturing processes.

Selling, General and Administrative Expenses (“SG&A”).   SG&A expenses increased by $5.5 million, or 3.7%, in fiscal 2005 to $153.6 million as compared to $148.1 million in fiscal 2004.  As a percentage of net sales, SG&A declined to 18.9% in fiscal 2005 compared to 20.8% in fiscal 2004.    The reduction in SG&A expenses as a percentage of net sales is a result of positive operating leverage and the impact of restructuring actions taken over the past year to reduce overhead and administrative headcount.  These reductions in SG&A expenses were partially offset by adverse changes in currency exchange rates which had the impact of increasing SG&A expenses by $3.2 million in fiscal 2005 as compared to fiscal 2004.    Increased sales volume accounted for the remainder of the dollar increase in SG&A expenses in fiscal 2005.

Restructuring and Other Similar Costs.  Restructuring costs of $7.3 million were incurred during fiscal 2005 compared to $2.6 million in fiscal 2004.  The fiscal 2005 amount consisted of severance, recruiting and relocation costs incurred as part of our effort to realign management and upgrade talent.

Curtailment Gains.  In December 2003, we made significant modifications to our defined benefit pension plan covering certain U.S. employees by freezing credited service as of March 31, 2004.  A new discretionary Company contribution equal to 3% of pay was added to the 401(k) defined contribution plan.  The changes to the defined benefit plan resulted in a curtailment of the plan under accounting principles generally accepted in the U.S.  Accordingly, a pretax curtailment gain of $5.6 million was recorded in the third quarter of fiscal 2004.  In the fourth quarter of fiscal 2004, the Company eliminated postretirement benefits for certain active employees and recognized a curtailment gain of $1.1 million.  There were no curtailment gains in fiscal 2005.

Amortization of Intangible Assets.  We are amortizing the cost of intangible assets acquired in the acquisition of the Rexnord Group including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $13.8 million in fiscal 2005 and $13.9 million in fiscal 2004.  We did not acquire any new intangible assets during fiscal 2005 or fiscal 2004.

Interest Expense, net.  Interest expense (net of interest income) was $44.0 million in fiscal 2005 compared to $45.4 million in fiscal 2004.  The reduction in interest expense in fiscal 2005 is due primarily to lower overall debt levels compared to a year ago as we repaid $45 million of term loans in fiscal 2005.  Interest on the subordinated notes was 10.125% per annum in both fiscal 2005 and 2004 and interest on the term loans averaged approximately 5.0% during fiscal 2005 as compared to 5.1% during fiscal 2004.

Other Expense, net .  Other expense, net for fiscal 2005 consisted of gains on the sales of plant, property and equipment of $2.1 million, exchange losses of $0.8 million and management fees of $2.0 million.  Other income (expense), net for fiscal 2004 consisted of gains on the sales of plant, property and equipment of $0.9 million and management fees of $2.0 million.

Provision for Income Taxes. The effective income tax rate for fiscal 2005 of 39.7% is up slightly from our fiscal 2004 effective income tax rate of 38.0% due to higher state and local income taxes.

Net Income.  Net income in fiscal 2005 was $21.6 million as compared to $14.2 million in the prior year due to the factors described above.

Year Ended March 31, 2004 Compared with the Year Ended March 31, 2003

Net Sales.  Net sales in fiscal 2004 were $712.8 million, a decrease of $9.0 million or 1.2%, from fiscal 2003 net sales of $721.8 million.  Net sales in fiscal 2004 were favorably impacted by $34.1 million, or 4.8%, as a result of changes in currency rates, principally related to the Euro, from those in effect during fiscal 2003.  On a constant currency basis, net sales in fiscal 2004 declined by $43.1 million or 6.0% from the prior year.

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

The economic environment began to improve during the latter half of our third fiscal quarter of fiscal 2004 and order rates began to increase in nearly all of our product lines.  This improvement continued into the fourth quarter of fiscal 2004 and resulted in sales of $207.6 million in the fourth quarter, an increase of $17.7 million or 9.3% over fourth quarter sales of $189.9 million in the prior year.  As was the case in the first three quarters of fiscal 2004, fourth quarter sales were aided by changes in exchange rates which contributed $10.6 million of the $17.7 million sales increase.  On a constant currency basis, sales in the fourth quarter of fiscal 2004 increased by $7.1 million or 3.8% from the fourth quarter of the prior year.

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

Selling, General and Administrative Expenses (“SG&A”).   SG&A expenses declined by $7.9 million, or 5.1%, in fiscal 2004 to $148.1 million as compared to $156.0 million in fiscal 2003.  However, SG&A expenses were also affected by changes in currency exchange rates which had the impact of increasing SG&A expenses by $7.9 million in fiscal 2004 as compared to fiscal 2003.  On a constant currency basis, SG&A expenses declined by $15.8 million, or 10.1% in 2004.  The reduction in SG&A expense was largely the result of a reduction of approximately 165 employees in SG&A staff positions during fiscal 2004 as compared to the prior year and strict cost controls.  As a percent of sales, SG&A expense declined from 21.6% in fiscal 2003 to 20.8% in fiscal 2004.

Restructuring and Similar Costs.  The Predecessor’s restructuring program was completed in fiscal 2004.  Restructuring costs related to severance and other termination costs of $2.6 million were incurred during fiscal 2004 compared to $7.5 million in fiscal 2003. Restructuring costs in fiscal 2003 included $1.3 million for plant closure, $4.1 million for severance and other termination costs and $2.1 million for other restructuring and similar costs.

Curtailment Gains.  In December 2003, we made significant modifications to our defined benefit pension plan covering certain U.S. employees by freezing credited service as of March 31, 2004.  A new discretionary Company contribution equal to 3% of pay was added to the 401(k) defined contribution plan.  The changes to the defined benefit plan resulted in a curtailment of the plan under accounting principles generally accepted in the U.S.  Accordingly, a pretax curtailment gain of $5.6 million was recorded in the third quarter of fiscal 2004.  In the fourth quarter of fiscal 2004, the Company eliminated postretirement benefits for certain active employees and recognized a curtailment gain of $1.1 million.

Amortization of Intangible Assets.  We are amortizing the cost of intangible assets acquired in the acquisition of the Rexnord Group including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $13.9 million in fiscal 2004 as compared to $5.6 million in fiscal 2003.  Amortization expense in fiscal 2003 was less than fiscal 2004 because the Acquisition occurred on November 25, 2002, the third quarter of fiscal 2003.

Interest Expense, net.  Interest expense (net of interest income) was $45.4 million in fiscal 2004 compared to $29.3 million in fiscal 2003.  Interest expense subsequent to the Acquisition includes interest costs for the $225 million of senior subordinated notes and outstanding term loans and revolver borrowings under the bank credit facility.  Interest on the subordinated notes was 10.125% per annum in both fiscal 2004 and 2003 and interest on the term loans averaged approximately 5.1% during fiscal 2004 as compared to 5.5% for the period from November 25, 2002 through March 31, 2003.  Interest expense of the Predecessor was related to interest on borrowings from affiliates of our former parent company.

Other Income (Expense) and Income Taxes.  Other income (expense), net for fiscal 2004 consisted of gains on the sales of plant, property and equipment of $0.9 million and management fees of $2.0 million.  The effective income tax rate for fiscal 2004 was 38.0% compared to 42.9% in fiscal 2003.   The provision for income taxes decreased in fiscal 2004 primarily because of utilization of foreign net operating losses.

Net Income.  Net income in fiscal 2004 was $14.2 million as compared to $29.9 million in the prior year (comprised of $9.6 million for the period from November 25, 2002 through March 31, 2003 and $20.3 million for the Predecessor period April 1, 2002 through November 24, 2002) due to the factors described above.

Liquidity and Capital Resources

Our working capital at March 31, 2005 was $118.9 million, reflecting a slight increase from our prior year-end working capital of $117.6 million.  As a result of our continued efforts to reduce inventories and better manage our trade payables, we achieved greater working capital efficiency in fiscal 2005.  Working capital increased $1.3 million in fiscal 2005 in support of sales growth of $98.2 million.

Our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75 million revolving credit facility. We had $26.3 million of cash at March 31, 2005 and had approximately $64 million of borrowings available under our revolving credit facility. At March 31, 2005, there were no borrowings outstanding under the revolving credit facility; however, approximately $10.8 million of the facility was utilized in connection with outstanding letters of credit. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

As of March 31, 2005 we had $506.7 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2005	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities – variable rate	$275.0	$—	$275.0
Senior Subordinated Notes – fixed rate	225.0	—	225.0
Other Debt	6.7	3.3	3.4

	$506.7	$3.3	$503.4

We incurred substantial indebtedness in November 2002 in connection with the Acquisition.  As of March 31, 2005, we have repaid $85.0 million principal amount of the term loans, all of which was paid prior to scheduled maturity dates.  Subsequent to our fiscal 2005 year-end, we amended our existing Credit Agreement to obtain a $312 million loan to fund our acquisition of The Falk Corporation.  Under the amended Credit Agreement, all of our term loans (which consist of the new $312 million term loan and the $275 million of pre-existing term loans) bear interest, at our option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate).  We are required to make semi-annual principal payments on these term loans of $2.94 million beginning in November 2005 and continuing through May 2011, with the remaining principal balance of $551.8 million due in December 2011.  The amended Credit Agreement also contains certain revised financial covenants, including (i) a minimum consolidated interest coverage ratio of 2.25 to 1.00 through March 31, 2006; (ii) a maximum consolidated leverage ratio of 5.50 to 1.00 through September 30, 2006, and (iii) a maximum annual capital expenditures limit of $50 million.  The amended Credit Agreement is guaranteed by RBS Global, Inc. and Rexnord Corporation’s domestic subsidiaries and is secured by substantially all of the domestic guarantors’ real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of the Company’s excess cash flow, as defined in the Credit Agreement.

Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, including the senior subordinated notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations and the expected impact of acquiring The Falk Corporation, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for the forseeable future.

Net cash provided by operating activities in fiscal 2005 was $67.4 million compared to $45.0 million for fiscal 2004 and $24.1 million for fiscal 2003.  The increase in cash from operations of $22.4 million in fiscal 2005 as compared to fiscal 2004 was primarily because fiscal 2004 had higher cash outflows of $14.9 million resulting from the settlement of accruals and other liabilities established in connection the Acquisition.  Other reasons for the increase in fiscal 2005 operating cash flows include higher net income of $7.4 million and a larger reduction in inventories of $8.2 million.  These improvements in operating cash flows were partially offset by a $9.6 million impact of higher trade receivables in fiscal 2005 due to sales growth, and lower year-over-year growth in trade payables of $8.2 million.

The increase in cash from operations of $20.9 million in fiscal 2004 as compared to fiscal 2003 was primarily the result of: (i) a $47.5 million increase in cash flow related to improved collections in fiscal 2004 and a $40.5 million cash outflow in the prior year from the termination of the Predecessor’s third party receivable factoring program immediately prior to the Acquisition; and  (ii) a $48.7 million increase in cash flow resulting from a $12.0 million increase in trade payables in fiscal 2004 as compared to a $36.7 million decline in trade payables of the Predecessor in fiscal 2003. The increase in cash from operations was offset by lower net income in fiscal 2004 caused, in part, by higher interest expense in connection with the Acquisition and a $29.9 million cash outflow in fiscal 2004 resulting from settlement of accruals and other liabilities established in connection with the Acquisition.

Historically, cash provided by or used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Our capital expenditure requirements are comprised primarily of equipment, molds and tooling, and computer hardware and software.  Net cash used for investing activities in fiscal 2005 was $19.3 million comprised of $25.7 million of capital expenditures, offset by $6.4 million of proceeds from the disposition of property, plant and equipment.  Net cash used for investing activities in fiscal 2004 was $30.7 million comprised primarily of $22.1 million for capital expenditures and $10.4 million in final settlement of the purchase price for the Rexnord Group.  Net cash used for investing activities in fiscal 2003 was $931.2 million (comprised of $920.0 million for the period from November 25, 2002 through March 31, 2003 and $11.2 million for the Predecessor during the period April 1, 2002 through November 24, 2002) of which $913.5 million was related to the Acquisition and $18.7 million was for capital expenditures.

Cash used for financing activities in fiscal 2005 was $42.0 million and consisted of repayment of debt of $44.2 million, offset by proceeds from the exercise of stock options and other common stock activity of $2.2 million.  Cash used for financing activities in fiscal 2004 was $31.2 million and consisted of repayment of debt of $30.1 million and payment of financing fees of $1.1 million.  Net cash provided from financing activities in fiscal 2003 was $922.7 million (comprised of $906.3 million for the period from November 25, 2002 through March 31, 2003 and $16.4 million for the Predecessor during the period April 1, 2002 through November 24, 2002).  Net cash provided by financing activities of $906.3 million for the period November 25, 2002 through March 31, 2003 included: (i) $585.0 million from the incurrence of long-term debt in connection with the Acquisition, comprised of $360.0 million from borrowings under the senior credit facilities and $225.0 million from the issuance of the senior subordinated notes; (ii) a capital contribution of $359.5 million from The Carlyle Group; (iii) payment of financing fees of $25.5 million related to the Acquisition; and (iv) repayments of long-term debt totaling $14.7 million.

Tabular Disclosure of Contractual Obligations (in millions)

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$506.7	$3.3	$10.5	$266.7	$226.2

Interest on long-term debt obligations (1)	243.8	38.0	75.6	68.3	61.9

Operating lease obligations	30.8	6.7	10.6	6.7	6.8

TOTAL	$781.3	$48.0	$96.7	$341.7	$294.9

(1)          Long-term debt obligations and interest on long-term debt obligations are presented based on the scheduled maturities and interest rates of the respective debt instruments as of March 31, 2005.  These amounts do not include the amendment to our existing credit facility on May 16, 2005 under which we obtained an additional $312 million term loan to fund the acquisition of The Falk Corporation and changed the scheduled principal payment dates and interest rates on our $275 million of pre-existing term loans.  See Note 8 of the Notes to Consolidated Financial Statements for more information.  The Company believes it will continue to pay its long-term debt in advance of the scheduled due dates.

We also have long-term obligations related to our pension and postretirement benefit plans which are discussed in detail in Note 11 to the consolidated financial statements.  As of March 31, 2005, we have no material long-term purchase obligations.

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

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation had outstanding borrowings of $275.0 million at March 31, 2005.  Borrowings under the Credit Agreement are secured by substantially all assets of the Company. At the option of Rexnord, borrowings under the term loans bear interest at the following rates per annum: (i) 2.00% plus the Base Rate, or (ii) 3.25% plus the Eurodollar Rate.  At March 31, 2005, $200 million of term loans bear interest at 5.23%, $10 million bear interest at 5.85% and $65 million bear interest at 5.92%.  The Company’s results of operations are affected by changes in market interest rates on these short-term obligations. An increase in the interest rate of 1.00% on our variable rate debt would have increased our annual interest cost by $2.8 million.  Subsequent to our fiscal 2005 year-end, we amended our existing Credit Agreement to obtain a $312 million loan to fund our acquisition of The Falk Corporation.  See Note 1 of the Notes to Consolidated Financial Statements for additional information on this acquisition and related financing.

The Company had outstanding fixed rate long-term debt obligations with carrying values of $225 million at March 31, 2005. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase its outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company’s results of operations or stockholders’ equity.

Currency Exchange Rate Risk

Our exposure to foreign currency exchange rates relates primarily to our foreign operations.  For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries.

Approximately 35% of our sales occur outside of the United States, with approximately 25% generated from our European operations that use the Euro as their functional currency.  As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a significant impact on our reported results.  Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal period using the average exchange rates in effect during the period.  Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary.  See the discussion in Results of Operations, above.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our shareholders’ equity.  The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal period.  The U.S. Dollar weakened relative to many foreign currencies as of March 31, 2005 compared to March 31, 2004.  Consequently, Shareholders’ equity increased by $2.2 million as a result of the change in foreign currency translation adjustments.  If the U.S. Dollar had weakened an additional 10% during fiscal 2005 resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $4.6 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

Cautionary Statement on Forward Looking Statements

The foregoing Management’s Discussion and Analysis as well as other portions of this Annual Report on Form 10-K include forward-looking statements.  Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking.  The statements that are not purely historical should be considered forward-looking statements.  Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among other things, unanticipated issues related to integrating The Falk Corporation into our business, our ability to meet future debt service requirements, compliance with debt covenants, changes in raw material costs and availability, our ability to manage growth in the business, changes in customer order patterns or demand for the Company’s products and services, our ability to obtain price increases from customers, increased overseas competition, changes in operating expenses, unanticipated issues associated with the Company’s non-U.S. operations, costs of complying with the Sarbanes-Oxley Act, our ability to attract and retain key employees, unanticipated acquisition or loss of significant customer contracts or relationships, unanticipated difficulties and costs associated with the design and implementation of new information technology systems, new facts that come to light in the future course of legal and environmental matters which could affect our assessment of those matters, changes in the Company’s effective income tax rate, potential repatriation of foreign earnings, changes in foreign currency exchange rates, unanticipated weakening of the economy, and acts of war or terrorism that may disrupt our business.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date of the filing of this Annual Report on Form 10-K, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

RBS Global, Inc. and Subsidiaries

Consolidated Financial Statements

For the Years ended March 31, 2005 and 2004, the Period from Inception (November 25, 2002)

through March 31, 2003 and for the Predecessor, for

the Period from April 1, 2002 through November 24, 2002

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors

We have audited the accompanying consolidated balance sheets of RBS Global, Inc. and Subsidiaries (the Company) as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows of the Company for the years ended March 31, 2005 and 2004 and for the period from inception (November 25, 2002) through March 31, 2003 and of the Predecessor for the period from April 1, 2002 through November 24, 2002. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2005 and 2004, and the consolidated results of operations and cash flows of the Company for the years ended March 31, 2005 and 2004 and for the period from inception (November 25, 2002) through March 31, 2003 and of its Predecessor for the period from April 1, 2002 through November 24, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin

May 16, 2005

RBS Global, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars In Millions)

	March 31, 2005	March 31, 2004

Assets
Current assets:
Cash	$26.3	$21.8
Receivables, net	127.7	120.2
Inventories	127.7	134.7
Other current assets	18.1	14.6
Total current assets	299.8	291.3

Property, plant and equipment, net	263.9	270.2
Intangible assets, net	111.3	125.2
Goodwill	575.1	582.1
Other assets	27.3	30.3
Total assets	$1,277.4	$1,299.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3.3	$2.0
Trade payables	78.3	72.9
Income taxes payable	3.7	4.8
Deferred income taxes	12.8	6.4
Compensation and benefits	32.6	29.3
Current portion of pension obligations	13.6	10.5
Current portion of postretirement benefit obligations	5.7	5.7
Other current liabilities	30.9	42.1
Total current liabilities	180.9	173.7

Long-term debt	503.4	548.8
Pension obligations	75.8	82.2
Postretirement benefit obligations	34.2	38.2
Deferred income taxes	50.2	49.7
Other liabilities	8.2	7.4
Total liabilities	852.7	900.0

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding 3,615,428 shares at March 31, 2005 and 3,595,001 shares at March 31, 2004	0.1	0.1
Additional paid in capital	361.6	359.4
Retained earnings	45.4	23.8
Accumulated other comprehensive income	17.6	15.8
Total stockholders’ equity	424.7	399.1
Total liabilities and stockholders’ equity	$1,277.4	$1,299.1

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Income

(In Millions)

				Predecessor (Note 1)
	Year ended March 31,		Period from November 25, 2002 through March 31,	Period from April 1, 2002 through November 24,
	2005	2004	2003	2002
Net sales	$811.0	$712.8	$252.5	$469.3
Cost of sales	555.8	485.4	162.1	310.5
Gross profit	255.2	227.4	90.4	158.8

Selling, general and administrative expenses	153.6	148.1	52.9	103.1
Restructuring and other similar costs	7.3	2.6	—	7.5
Curtailment gain	—	(6.6)	—	—
Income from litigation settlement	—	—	—	(2.3)
Amortization of intangibles	13.8	13.9	4.6	1.1
Income from operations	80.5	69.4	32.9	49.4

Non-operating income (expense):
Interest expense:
To third parties	(44.0)	(45.4)	(16.3)	(3.2)
To affiliates	—	—	—	(15.0)
Interest income from affiliates	—	—	—	5.2
Other income (expense), net	(0.7)	(1.1)	(0.5)	(0.1)
Income before income taxes	35.8	22.9	16.1	36.3
Provision for income taxes	14.2	8.7	6.5	16.0
Net income	$21.6	$14.2	$9.6	$20.3

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Statements of Stockholders’ Equity

(In Millions)

	Invested Capital	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at March 31, 2002	$503.6	$—	$—	$—	$(26.3)	$477.3

Comprehensive income:
Net income	20.3	—	—	—	—	20.3
Foreign currency translation adjustments	—	—	—	—	9.1	9.1
Total comprehensive income						29.4
Other activity with affiliates	547.6	—	—	—	—	547.6
Balance at November 24, 2002	1,071.5	—	—	—	(17.2)	1,054.3

Acquisition of Rexnord Group	(1,071.5)	0.1	359.4	—	17.2	(694.8)
Comprehensive income:
Net income	—	—	—	9.6	—	9.6
Foreign currency translation adjustments	—	—	—	—	5.9	5.9
Total comprehensive income						15.5
Balance at March 31, 2003	—	0.1	359.4	9.6	5.9	375.0

Comprehensive income:
Net income	—	—	—	14.2	—	14.2
Foreign currency translation adjustments	—	—	—	—	9.9	9.9
Total comprehensive income						24.1
Balance at March 31, 2004	—	0.1	359.4	23.8	15.8	399.1

Comprehensive income:
Net income	—	—	—	21.6	—	21.6
Foreign currency translation adjustments	—	—	—	—	2.2	2.2
Additional minimum pension liability, net of $0.3 income tax benefit	—	—	—	—	(0.4)	(0.4)
Total comprehensive income						23.4
Exercise of stock options	—	—	2.0	—	—	2.0
Other common stock activity	—	—	0.2	—	—	0.2
Balance at March 31, 2005	$—	$0.1	$361.6	$45.4	$17.6	$424.7

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

				Predecessor (Note 1)
	Year ended March 31,		Period from November 25, 2002 through March 31,	Period from April 1, 2002 through November 24,
	2005	2004	2003	2002
Operating activities
Net income	$21.6	$14.2	$9.6	$20.3
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	31.6	31.5	10.2	23.2
Amortization of intangibles	13.8	13.9	4.6	1.0
Amortization of deferred financing fees	3.6	3.4	1.0	—
Non-cash gain on pension and OPEB curtailment	—	(6.6)	—	—
Deferred income taxes	8.8	2.7	(1.3)	0.4
(Gain) loss on dispositions of fixed assets	(2.1)	(0.9)	—	0.3
Noncash restructuring charges	—	—	—	0.1
Changes in operating assets and liabilities:
Receivables	(4.6)	5.0	(9.6)	(32.9)
Inventories	9.5	1.3	3.0	(2.8)
Other assets	(3.6)	(1.6)	(0.5)	(0.7)
Trade payables	3.8	12.0	—	(28.3)
Trading balances with affiliates	—	—	—	(8.4)
Accruals and other liabilities	(15.0)	(29.9)	34.1	0.8
Cash provided by (used for) operating activities	67.4	45.0	51.1	(27.0)

Investing activities
Acquisition of Rexnord Group	—	(10.4)	(913.5)	—
Expenditures for property, plant and equipment	(25.7)	(22.1)	(6.9)	(11.8)
Proceeds from dispositions of fixed assets	6.4	1.8	0.4	0.6
Cash used for investing activities	(19.3)	(30.7)	(920.0)	(11.2)

Financing activities
Net borrowings (repayments) of long-term debt	(44.2)	(30.1)	(14.7)	0.2
Proceeds from issuance of long-term debt	—	—	587.0	—
Payment of financing fees	—	(1.1)	(25.5)	—
Proceeds from exercise of stock options	2.0	—	—	—
Other common stock activity	0.2	—	—	—
Capital contribution	—	—	359.5	—
Net increase in funding balances with affiliates	—	—	—	16.2
Cash provided by (used for) financing activities	(42.0)	(31.2)	906.3	16.4
Effect of exchange rate changes on cash	(1.6)	1.5	(0.1)	0.1
Increase (decrease) in cash	4.5	(15.4)	37.3	(21.7)
Cash (overdraft) at beginning of period	21.8	37.2	(0.1)	21.6
Cash (overdraft) at end of period	$26.3	$21.8	$37.2	$(0.1)

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2005

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

The Company accounted for the Acquisition using the purchase method of accounting.  The excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired has been allocated to goodwill.  During fiscal 2005, the Company revised its estimates of remaining employee severance accruals and certain other items, which decreased goodwill by $7.0 million.  This goodwill is not amortized but is reviewed annually for impairment (see Note 6).  The majority of the goodwill is not deductible for income tax purposes.

In conjunction with the Acquisition, the Company recorded liabilities in connection with the business combination primarily for plant exit costs and employee severance costs.  Cash payments charged against these reserves relating to severance and plant exit costs amounted to $4.0 million and $18.9 million in the years ended March 31, 2005 and 2004, respectively.  Non-cash charges against these reserves relating to the write-off of inventory and manufacturing equipment and the reversal of excess severance accruals amounted to $6.2 million and $5.3 million in the years ended March 31, 2005 and 2004, respectively.  The reserve balance at March 31, 2005 was $1.1 million.

Subsequent Event- Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation, for $295 million in cash plus certain transaction related expenses and the assumption of certain liabilities.  Falk, which is also headquartered in Milwaukee, is a manufacturer of gears and couplings with annual revenues of approximately $200 million.  This acquisition will be accounted for using the purchase method of accounting in the first quarter of fiscal 2006.  We have not yet completed our preliminary purchase price allocation.   The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our existing credit agreement dated May 16, 2005.  See Note 8 for more information on this amendment.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Revenue Recognition

Net sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. The Company estimates amounts due and records accruals for sales rebates to certain distributors at the time of shipment.  Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns, which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2005 and 2004 and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002 was less than 0.5% of net sales. Other than a standard one-year warranty, there are no post-shipment obligations.

The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of income.

Receivables

Receivables are stated net of allowances for doubtful accounts of $3.2 million at March 31, 2005 and $3.6 million at March 31, 2004. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience.

Credit is extended to customers based upon an evaluation of their financial position.  Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market.  Market is determined based on estimated net realizable values.  Cost of certain domestic inventories (approximately 66% and 61% of total inventories at March 31, 2005 and 2004, respectively) was determined by the “last-in, first-out” (LIFO) method. For the remaining domestic and all foreign inventories, cost was determined using the “first-in, first-out” (FIFO) method.  If the FIFO inventory valuation method had been used to value all inventories, inventories would have been higher by $1.2 million at March 31, 2005 and lower by $0.7 million at March 31, 2004.  Inventory valuation reserves (excluding LIFO reserves) totaled $10.6 million at March 31, 2005 and $9.1 million at March 31, 2004.  Due to rising raw material costs and changes to manufacturing processes in fiscal 2005, the Company re-evaluated its process for capitalizing overhead costs into inventory.  As a result, the Company revised certain estimates related to the capitalization of overhead variances which increased inventories and reduced cost of sales by approximately $7.0 million in fiscal 2005.

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

Deferred Financing Costs

Other assets at March 31, 2005 and March 31, 2004 include deferred financing costs of $18.7 million and $22.2 million, respectively, net of accumulated amortization of $8.0 million and $4.4 million, respectively.  These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt.

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

Product Warranty

The Company offers warranties on certain of its products and records an accrual for estimated future claims at the time of sale. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity:

			Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002

	Year ended March 31,
	2005	2004
Balance at beginning of period	$1.1	$1.4	$0.6	$0.6
Expense	1.1	1.2	0.2	0.6
Acquired obligations	—	—	1.5	—
Claims settled	(1.3)	(1.5)	(0.9)	(0.6)
Balance at end of period	$0.9	$1.1	$1.4	$0.6

Accumulated Other Comprehensive Income (Loss)

At March 31, 2005, accumulated other comprehensive income (loss) consisted of $18.0 million of foreign currency translation adjustments and $(0.4) million of additional minimum pension liability, net of tax.  Prior to fiscal 2005, accumulated other comprehensive income (loss) consisted entirely of foreign currency translation adjustments.

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to mitigate exposure related to receivables and payables denominated in foreign currencies. These derivative contracts did not qualify as hedges of future cash flows and, accordingly, were adjusted to fair value at March 31, 2005 and 2004, with the gain or loss included in other income (expense) in the consolidated statements of income. For each of the periods presented, the gain or loss recognized on these contracts was not material.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and losses are included in other non-operating income (expense) in the consolidated statements of income and totaled $(0.8) million, $0.7 million, $0.5 million, and $0.2 million for the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $3.6 million, $3.6 million, $1.3 million, and $2.7 million for the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $4.4 million, $5.7 million, $2.2 million, and $4.8 million for the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively.

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plan based on the provisions of SFAS No. 123, the Company’s and the Predecessor’s pro forma net income would have been as follows (in millions):

	Year ended March 31,		Period from November 25, 2002 through	Period from April 1, 2002 through November 24,
	2005	2004	March 31, 2003	2002
Reported net income	$21.6	$14.2	$9.6	$20.3
Stock option compensation expense recorded under APB No. 25, net of tax	0.1	0.1	—	—
Stock based employee compensation expense determined under fair value based method, net of tax	(1.0)	(0.9)	(0.3)	(0.2)
Pro forma net income	$20.7	$13.4	$9.3	$20.1

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions for all Company periods presented unless otherwise noted: dividend yield of 0%, expected life of 10 years, and risk-free rate of interest of 4.0% in fiscal 2005 and 3.8% prior to fiscal 2005.  The Predecessor determined fair value of options granted using the Black-Scholes option-pricing model. The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

Significant Customer

The Company has a customer, an industrial distributor, that accounted for 9.0%, 9.5%, 10.4%, and 12.5% of net sales during the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively.  Receivables related to this industrial distributor at March 31, 2005 and 2004 were $4.0 million and $5.8 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2005 and 2004 due to the short-term nature of those instruments.  The carrying value of long-term debt approximated fair value based on market interest rates as of March 31, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share Based Payment (SFAS 123(R)).  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the requisite service period, generally as the awards vest.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123(R) such that we are now required to adopt SFAS 123(R) in the first quarter of fiscal 2007.  SFAS 123(R) applies to all awards granted after June 30, 2005 and to previously granted unvested awards as of the adoption date.  We are evaluating the effect of SFAS 123(R) on our financial statements and related disclosures, but currently do no expect the effect on compensation expense, net of related tax, to be significant.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs- an Amendment of ARB No. 43, Chapter 4 (SFAS 151).  SFAS 151 requires that abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage) be recognized as current period charges.  In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We are required to adopt SFAS 151 in the first quarter of fiscal 2007.  We are evaluating the effect of SFAS 151 on our financial statements and related disclosures, but currently do no expect the effect on inventories and cost of sales to be significant.

3.             Restructuring and Other Similar Costs

The Company and the Predecessor have executed various restructuring programs focused on improving returns in core businesses by consolidating excess manufacturing capacity, rationalizing certain product lines, outsourcing of non-core production activity, streamlining of sales and administrative overhead, and realigning management structure.  Restructuring and other similar costs are summarized as follows (in millions):

	Year ended March 31,		Period from April 1, 2002 through November 24,
	2005	2004	2002

Consolidation and changes to manufacturing processes	$—	$—	$3.3
Severance, recruiting and relocation costs	7.3	2.6	4.2
Excess and obsolete inventory - cost of sales	1.6	—	—
Total restructuring and other similar costs	$8.9	$2.6	$7.5

Consolidation and Changes to Manufacturing Processes

The Predecessor closed certain facilities and either consolidated those operations into other facilities or made the decision to outsource the manufacture of the affected products.  Consolidation and related costs totaled $1.2 million in the period from April 1, 2002 through November 24, 2002.  The Predecessor also changed the manufacturing process and discontinued the manufacture of certain products.  Costs related to these restructuring initiatives during the period from April 1, 2002 through November 24, 2002 included $1.6 million of incremental scrap and production inefficiencies and $0.5 million of other incremental costs directly associated with the restructuring projects.

Severance, Recruiting and Relocation Costs

The Company and the Predecessor reduced headcount at certain locations in order to streamline manufacturing operations, to eliminate duplicative administrative, selling and marketing operations and to respond to declining demand and increasing costs.  A total of 38 employees were terminated as a result of restructuring projects in the period from April 1, 2002 through November 24, 2002.  Costs for the year ended March 31, 2004 were primarily for consulting assistance in connection with the implementation of severance programs.  Costs for the year ended March 31, 2005 were primarily for management realignment and talent upgrades and consisted of $4.2 million of severance, $1.9 million of relocation expenses and $1.2 million of recruiting expenses.

Excess and Obsolete Inventory - Cost of Sales

The Company recorded a $1.6 million charge in fiscal 2005 to write-off certain excess and obsolete inventory that was on-hand at the date of the Acquisition for which no reserves were established in purchase accounting.  This charge is included in cost of sales in the fiscal 2005 consolidated statement of income.

An analysis of the restructuring accrual is summarized as follows (in millions):

	March 31,
	2005	2004
Balance at beginning of period	$—	$0.6
Restructuring and other similar costs charged to operations	8.9	2.6
Cash payments	(5.0)	(3.2)
Write-off of excess and obsolete inventory	(1.6)	—
Balance at end of period	$2.3	$—

4.             Inventories

Inventories are summarized as follows (in millions):

	March 31,
	2005	2004
Finished goods	$83.5	$85.6
Work in process	20.4	23.5
Raw materials	25.0	24.9
Inventories at FIFO cost	128.9	134.0
Adjustment to state inventories at LIFO cost	(1.2)	0.7
	$127.7	$134.7

During 2005, 2004 and 2003, the LIFO inventory quantities were reduced. As a result, cost of sales includes charges for inventories carried at prior years’ LIFO values, which were more than current costs. The effect on the consolidated statements of income from these liquidations of inventories carried at LIFO values was not significant in any of these years.

5.             Property, Plant and Equipment

Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2005	2004
Land	$10.6	$11.8
Buildings and improvements	60.7	65.9
Machinery and equipment	242.5	226.7
Hardware and software	10.0	7.9
	323.8	312.3
Less accumulated depreciation	59.9	42.1
	$263.9	$270.2

6.             Intangible Assets and Goodwill

Intangible assets are summarized as follows (in millions):

	March 31, 2005		March 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Covenant not to compete	$45.0	$(26.2)	$45.0	$(15.0)
Patents	15.6	(3.7)	15.6	(2.0)
Distribution network	15.5	(2.4)	15.5	(1.4)
Intangible asset not subject to amortization – trademarks and tradenames	67.5	—	67.5	—
	$143.6	$(32.3)	$143.6	$(18.4)

Goodwill totaled $575.1 million and $582.1 million at March 31, 2005 and 2004, respectively, and consists entirely of the excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired, as described in Note 1.  Goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment.  The test for impairment was conducted in the fourth fiscal quarter of the year ended March 31, 2005 and 2004, and no impairment was found for any reporting unit.

The Company is expected to recognize amortization expense on the intangible assets subject to amortization of $13.8 million in the fiscal year ending March 31, 2006, $10.0 million in the fiscal year ending March 31, 2007, $2.5 million in the fiscal year ending March 31, 2008, $2.4 million in the fiscal year ending March 31, 2009 and $2.4 million in the fiscal year ending March 31, 2010.

7.                          Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,
	2005	2004
Taxes, other than income taxes	$1.7	$2.5
Interest payable	9.9	10.8
Sales rebates	5.3	5.2
Severance obligations	2.4	10.4
Liabilities recorded in connection with business combination	0.4	1.2
Other	11.2	12.0
	$30.9	$42.1

8.                          Long-Term Debt

Long-term debt is summarized as follows (in millions):

	March 31,
	2005	2004

Term loans	$275.0	$320.0
Senior subordinated notes	225.0	225.0
Other	6.7	5.8
Total	506.7	550.8
Less current portion	3.3	2.0
Long-term debt	$503.4	$548.8

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation had outstanding borrowings of $275 million and $320 million at March 31, 2005 and 2004, respectively. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. On February 24, 2004, the Credit Agreement was amended to reduce the interest rate on the term loans by 75 basis points.  At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.00% plus the Base Rate, or (ii) 3.25% plus the Eurodollar Rate. At March 31, 2005, $200 million of term loans bear interest at 5.23%, $10 million bear interest at 5.85% and $65 million bear interest at 5.92%.  As of March 31, 2005, the term loans required principal payments of $9.5 million in fiscal 2008, $27.0 million in fiscal 2009; and $238.5 million in fiscal 2010.

The Credit Agreement contains numerous terms, covenants and conditions as of March 31, 2005 which impose substantial limitations on Rexnord Corporation including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005; and (iii) maximum consolidated leverage ratio of 4.75 to 1.00 through June 30, 2005. The Credit Agreement is guaranteed by RBS Global, Inc. and Rexnord Corporation’s domestic subsidiaries and is secured by substantially all of the domestic guarantors’ real and personal property. Rexnord Corporation is required under the Credit Agreement to make mandatory prepayments of its loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of the Company’s excess cash flow, as defined.

The Credit Agreement also provides Rexnord Corporation with a $75 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2005 and 2004; however, $10.8 million and $9.7 million of the facility was utilized in connection with outstanding letters of credit as of March 31, 2005 and 2004, respectively.

On May 16, 2005, the Company amended the existing Credit Agreement and obtained a new $312 million term loan to fund the acquisition of Falk (see Note 1).  This additional $312 million term loan is not reflected in our fiscal 2005 consolidated balance sheet as the transaction occurred after our fiscal year-end.  Under the amended Credit Agreement, all of the term loans (which consist of the new $312 million term loan and the $275 million of pre-existing term loans) bear interest, at the Company’s option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate).  The Company is required to make semi-annual principal payments on these term loans of $2.94 million beginning in November 2005 and continuing through May 2011, with the remaining principal balance of $551.8 million due in December 2011.  The amended Credit Agreement also contains certain revised financial covenants, including (i) a minimum consolidated interest coverage ratio of 2.25 to 1.00 through March 31, 2006; (ii) a maximum consolidated leverage ratio of 5.50 to 1.00 through September 30, 2006, and (iii) a maximum annual capital expenditures limit of $50 million.

At March 31, 2005 and 2004, Rexnord Corporation had $225.0 million of 10.125% senior subordinated notes (the Notes) outstanding with a maturity of December 15, 2012. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Rexnord Corporation and are unconditionally guaranteed, jointly and severally, by RBS Global, Inc. and certain of the domestic subsidiaries of Rexnord Corporation. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the guarantors. There are certain covenants under the terms of the Notes, including those that limit the Company’s ability to incur or guarantee additional indebtedness, pay dividends or redeem or repurchase its capital stock, and sell assets.

At March 31, 2005 and 2004, the Company had additional debt of $6.7 million and $5.8 million, respectively, comprised of borrowings at various foreign subsidiaries.

Cash interest paid for the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002 was $41.1 million, $39.9 million, $7.1 million, and $17.1 million, respectively.

9.             Leases

The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2017. Rent expense totaled $5.5 million, $5.6 million, $2.2 million, and $4.5 millionfor the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows (in millions):

Year ending March 31:
2006	$6.7
2007	5.6
2008	5.0
2009	4.2
2010	2.5
Thereafter	6.8
$30.8

10.          Stock Options

Stock Option Plan of RBS Global, Inc. (the Plan)

Options to purchase common stock of the Company have been granted under the Plan, which was adopted on November 25, 2002. The Plan provides for the issuance of 355,551 options at exercise prices equal to the fair value of Common Stock on the date of grant. Approximately 47% of the options outstanding at March 31, 2005, become exercisable ratably over the five-year period subsequent to the date of grant. The remaining 53% of the options outstanding at March 31, 2005, vest on the seventh anniversary of the grant, but exercise of such options can be accelerated if certain debt repayments and EBITDA performance measures are met.

Information relative to stock options is as follows:

	Year Ended March 31, 2005		Year Ended March 31, 2004		Period from November 25, 2002 through March 31, 2003
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of year	279,895	$100.00	276,467	$100.00	—	$—
Granted	67,253	100.00	21,883	100.00	276,467	100.00
Exercised	(19,427)	100.00	—	—	—	—
Canceled	(23,716)	100.00	(18,455)	100.00	—	—
Outstanding at end of year	304,005	$100.00	279,895	$100.00	276,467	$100.00

Exercisable at end of year	79,009	$100.00	46,722	$100.00	4,236	$100.00

Stock Option Plans of the Predecessor

Invensys, the parent company of the Predecessor, maintained two stock option plans in which participants included senior management of the Predecessor through November 24, 2002.  In accordance with the terms of those plans, all outstanding options expired on May 24, 2003.  No options were granted or exercised by participants employed by the Predecessor under these plans during the period from April 1, 2002 through November 24, 2002.

11.          Retirement Benefits

The Company and the Predecessor sponsor pension and other postretirement benefit plans for certain of their employees. The pension plans cover most of the Company’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements under applicable laws and governmental regulations.  Other postretirement benefits consist of a retiree medical plan that covers a portion of employees in the United States that meet certain age and service requirements and other postretirement benefits for employees at certain foreign locations.

The components of net periodic benefit cost are as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
			Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002			Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002

	Year ended March 31,				Year ended March 31,
	2005	2004			2005	2004

Service cost	$3.3	$7.3	$3.2	$4.8	$0.8	$0.8	$0.2	$0.4
Interest cost	13.4	13.1	4.6	8.7	2.6	3.3	1.1	3.9
Expected return on plan assets	(10.9)	(9.2)	(3.6)	(9.1)	—	—	—	—
Curtailment gain	—	(5.6)	—	—	—	(1.1)	—	—
Amortization:
Prior service cost	—	—	—	—	(0.3)	—	—	(0.5)
Net actuarial loss	—	—	—	(0.1)	0.1	—	—	(0.9)

Net periodic benefit cost	$5.8	$5.6	$4.2	$4.3	$3.2	$3.0	$1.3	$2.9

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

Benefit obligations, plan assets, funded status and net liability information are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2005	2004	2005	2004

Benefit obligation at beginning of period	$(224.0)	$(200.4)	$(45.6)	$(50.2)
Service cost	(3.3)	(7.3)	(0.8)	(0.8)
Interest cost	(13.4)	(13.1)	(2.6)	(3.3)
Actuarial losses	(8.2)	(16.5)	(8.8)	(5.7)
Plan amendments	—	—	—	4.0
Benefits paid	13.3	11.2	10.1	10.8
Curtailment gain	—	5.6		1.1
Other	—	—	(2.8)	(1.3)
Translation adjustment	(1.9)	(3.5)	(0.1)	(0.2)
Benefit obligation at end of period	$(237.5)	$(224.0)	$(50.6)	$(45.6)

Plan assets at beginning of period	$130.0	$114.4	$—	$—
Actual return on plan assets	13.4	20.7	—	—
Contributions	11.2	6.1	10.1	10.8
Benefits paid	(13.3)	(11.2)	(10.1)	(10.8)
Plan assets at end of period	$141.3	$130.0	$—	$—

Funded status of plans	$(96.2)	$(94.0)	$(50.6)	$(45.6)
Unrecognized prior service cost	—	—	(3.7)	(4.0)
Unrecognized net actuarial losses	5.6	1.3	14.4	5.7
Contributions after measurement date	1.9	—	—	—
Net amount recognized	$(88.7)	$(92.7)	$(39.9)	$(43.9)

Recorded in:
Current liabilities	$(13.6)	$(10.5)	$(5.7)	$(5.7)
Long-term liabilities	(75.8)	(82.2)	(34.2)	(38.2)
Accumulated other comprehensive loss	0.7	—	—	—
	$(88.7)	$(92.7)	$(39.9)	$(43.9)

The Company uses an actuarial measurement date of December 31 to measure its pension benefit obligations and March 31 to measure its other postretirement obligations.  The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (in weighted-average percentages):

	Pension Benefits			Other Postretirement Benefits
	March 31,			March 31,
	2005	2004	2003	2005	2004	2003
Benefit Obligations:
Discount rate	5.78%	6.07%		6.00%	6.25%
Rate of compensation increase	3.31%	3.49%		n/a	n/a

Net Periodic Benefit Cost:
Discount rate	6.07%	6.55%	7.30%	6.25%	6.75%	7.50%
Rate of compensation increase	3.49%	3.31%	3.40%	n/a	n/a	n/a
Expected return on plan assets	8.50%	9.00%	9.00%	n/a	n/a	n/a

In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets, and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.

The Company’s weighted-average investment allocations as of March 31, 2005 and 2004, are presented in the following table.    The Company’s defined benefit pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation.  The diversified portfolio is designed to maximize investment returns consistent with levels of investment risk that are prudent and reasonable.  All assets are managed externally according to guidelines established individually with investment managers and the Company’s investment consultant.  The manager guidelines prohibit the use of any type of investment derivative without the prior approval of the investment committee.  Portfolio risk is controlled by having managers comply with their established guidelines, including establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles.  The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments.  The portfolio included holding of domestic, international, and private equities, global high quality and high yield fixed income, and short-term interest bearing deposits.  No equity securities of the Company are held in the portfolio. The target allocation of 65% equities and 35% fixed income is established by the investment committee of each plan.

	Plan Assets as of March 31,
	2005	2004
Equity securities	70%	76%
Debt securities	29	24
Other	1	—

The Company expects to contribute approximately $13.6 million during fiscal 2006 to its defined benefit plans and $5.7 million to its other postretirement benefit plans.

Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year ending March 31:	Pension Benefits	Other Postretirement Benefits
2006	$13.6	$5.7
2007	13.9	5.1
2008	14.1	4.8
2009	14.4	4.5
2010	14.7	4.4
2011 – 2015	80.2	18.6

Pension Plans That Are Not Fully Funded

At March 31, 2005, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $235.3 million, $224.9 million and $139.0 million, respectively, and at March 31, 2004 were $222.0 million, $188.9 million and $128.0 million, respectively.

Other Postretirement Benefits

The Company’s domestic retiree medical program provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D). In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), which provides accounting guidance to employers that offer prescription drug benefits under retiree healthcare benefit plans to Medicare eligible retirees. FSP 106-2 requires that the benefit attributable to past service be accounted for as an actuarial gain and the benefit related to current service be reported as a reduction in service cost. The adoption of FSP 106-2 reduced the Company’s accumulated postretirement benefit obligation at March 31, 2005 by approximately $2.6 million.

The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 9% in fiscal 2006 grading down to 5% in fiscal 2010 and thereafter.  The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase				One Percentage Point Decrease
			Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002			Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002

	Year ended March 31,				Year ended March 31,
	2005	2004			2005	2004
Increase (decrease) in total of service and interest cost components	$0.2	$0.3	$0.1	$0.4	$(0.2)	$(0.3)	$(0.1)	$(0.4)
Increase (decrease) in postretirement benefit obligation	$3.0	$3.9	$5.1	$7.1	$(2.6)	$(3.3)	$(4.6)	$(6.5)

Multi-employer and Government-sponsored Plans

The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.2 million, $0.2 million, $0.1 million, and $0.1 million for the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively.

Defined Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $5.9 million, $0.6 million, $0.9 million, and $2.2 million for the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively.

12.          Income Taxes

The components of the provision for income taxes are as follows (in millions):

			Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002

	Year ended March 31,
	2005	2004
Current:
United States	$—	$—	$3.0	$9.9
Non-United States	4.2	5.2	3.3	4.9
State and local	1.2	0.8	1.5	0.8
Total current	5.4	6.0	7.8	15.6

Deferred:
United States	6.8	2.8	(3.2)	(0.4)
Non-United States	—	0.2	2.3	0.4
State and local	2.0	(0.3)	(0.4)	0.4
Total deferred	8.8	2.7	(1.3)	0.4

Provision for income taxes	$14.2	$8.7	$6.5	$16.0

The provision for income taxes was calculated based upon the following components of income before income taxes (in millions):

			Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002

	Year ended March 31,
	2005	2004

United States	$28.3	$18.0	$12.6	$30.7
Non-United States	7.5	4.9	3.5	5.6

Income before income taxes	$35.8	$22.9	$16.1	$36.3

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31,
	2005	2004
Deferred tax assets:
Retirement benefits	$26.4	$30.8
US federal and state tax operating loss carryforwards (gross amount of taxable losses of $21.4 as of March 31, 2005)	4.7	8.8
Foreign tax credit carryforwards	17.5	11.5
Foreign net operating loss carryforwards	14.1	11.6
Other	0.5	2.5
	63.2	65.2
Valuation allowance	(18.1)	(14.4)
Total deferred tax assets	45.1	50.8

Deferred tax liabilities:
Property, plant and equipment	53.1	56.2
Compensation and benefits	1.0	1.1
Inventories	12.2	6.4
Intangible assets	36.6	37.5
Other	5.2	5.7
Total deferred tax liabilities	108.1	106.9
Net deferred tax liabilities	$63.0	$56.1

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

Management believes it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in this determination include the historical operating results of the Company and the Predecessor and the expectation of future earnings, including anticipated reversals of future taxable temporary differences. A valuation allowance was established at March 31, 2005 and 2004 for deferred tax assets related to state net operating loss carryforwards and foreign net operating loss carryforwards for which utilization is uncertain.  The carryforward period for the foreign tax credit is ten years.  The carryforward period for the state net operating loss is fifteen years.  Certain foreign net operating loss carryforwards are subject to a five year expiration period. The carryforward period for the remaining foreign net operating losses is indefinite.

The provision for income taxes differs from the United States statutory income tax rate due to the following item (in millions):

			Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002

	Year ended March 31,
	2005	2004
Provision for income taxes at U.S. statutory income tax rate	$12.5	$8.0	$5.6	$12.7
State and local income taxes	2.1	0.6	0.7	1.4
Net effects of foreign tax rates and credits	(0.6)	1.6	(0.5)	0.7
Foreign net operating loss carryforward utilized	(1.0)	(1.2)	—	—
Foreign net operating losses for which tax benefit was not provided	1.4	—	1.2	2.2
Other	(0.2)	(0.3)	(0.5)	(1.0)
Provision for income taxes	$14.2	$8.7	$6.5	$16.0

No provision has been made for United States or foreign income taxes related to approximately $8.6 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested.  It is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company’s United States income tax returns for the years 2000 through 2002 are currently under examination. Management expects the examination of the Company’s returns for such years will be completed during the fiscal year ended March 31, 2006. Management believes adequate provision for income taxes payable of the Company has been made for all fiscal years through 2005.  In connection with the sale of the Predecessor (see Note 1), Invensys has indemnified the Company against all income tax obligations existing prior to the closing date, November 25, 2002.

For tax years prior to November 24, 2002, various United States and foreign subsidiaries of the Company were included in consolidated tax filings with other Invensys affiliated companies. The Predecessor’s methodology applied for allocating taxes between affiliates that participated in consolidated tax filings was as follows:  to the extent that a company generated taxable income, the company remitted taxes to its affiliated parent company based upon the applicable statutory effective tax rate. If a taxable loss was generated by a company, the affiliated parent company did not provide any current or future cash benefit. The income tax provision for the Predecessor was calculated as if the entities included in the consolidated financial statements filed separately from their non-Rexnord Group affiliates.

Cash paid for income taxes to governmental tax authorities during the years ended March 31, 2005 and 2004 and during the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively, was $7.1 million, $7.4 million, $0.5 million, and $12.4 million, respectively. At March 31, 2005 and 2004, income taxes payable to governmental tax authorities was $3.7 million and $4.8 million, respectively.

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

Predecessor Related Party Transactions

Included within selling, general and administrative expenses were charges for administrative expenses incurred by Invensys and its Automation Systems Division that were directly attributed to, or reasonably allocated to, the stand-alone operations of the Company before acquisition. These charges were for administrative services, accounting and legal services, officer salaries, advertising and other costs attributed to the Company’s operations and the Company’s allocable share of other expenses. These charges totaled $2.9 million for the period April 1, 2002 through November 24, 2002.

The expenses allocated had been determined on a basis that the Predecessor, Invensys and its Automation Systems Division considered to be reasonable reflections of the utilization of services provided or the benefit received by the Predecessor.

Predecessor – Trading Activity

The Predecessor purchased from affiliates various products and services in the normal course of business. Pricing was generally negotiated on an arm’s-length basis or on the basis of standard pricing schedules. Purchases from affiliates were $4.4 million in the period April 1, 2002 through November 24, 2002.

14.          Commitments and Contingencies

The Company is involved in various unresolved legal actions, administrative proceedings, and claims in the ordinary course of its business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when its liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material effect on the financial position, results of operations or cash flows of the Company.

In a prior year, the Predecessor initiated legal proceedings against a consulting firm for nonperformance with respect to process reengineering services the consulting firm was retained to perform for the Predecessor. A jury trial was held in 2001, and a verdict of $2.2 million was returned in favor of the Predecessor, including an award of attorney’s fees of $0.6 million. In May 2002, the consulting firm unsuccessfully exhausted its right of appeal at which time the Predecessor received $2.3 million, including interest of $0.1 million and recorded a gain.

In connection with the sale of the Predecessor, Invensys has indemnified the Company against certain contingent liabilities.  Invensys has also indemnified the Company for all preclosing environmental liabilities which individually exceed $75,000 and which in the aggregate exceed $2.0 million.

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

•                  The Company is a potentially responsible party (“PRP”) at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), which is under investigation by the USEPA and IEPA. The investigation alleges there has been a release or threatened release of hazardous substances, pollutants or contaminants at the Site. Based on their proximity to the Site, the Company and at least ten other companies have been notified of their potential liability for the remediation of the Site. In support of USEPA/IEPA, Illinois filed a lawsuit in the Circuit Court of DuPage County, Illinois against the Company and the other PRP companies: State of Illinois v. Precision et al.  Subsequently, Rexnord and at least ten other companies entered into an Administrative Order by Consent (AOC) with USEPA/IEPA/Illinois et al that provides $4.275 million to fund the hook-up of about 800 homes to municipal water and provides for continuing investigation of the Site. The Company has agreed to provide $273,000 of that fund under an interim allocation. Recently the Company was notified by the USEPA that the Site investigation is expanding.  The Company is a defendant in three other lawsuits stemming from the Site:   Muniz et al v. Rexnord Corporation et al, a class action pending in the United States District Court for the Northern District of Illinois; Jana Bendik v. Precision Brand Products et al v. Rexnord Corporation et al, filed by an individual plaintiff in the Circuit Court of Cook County, Illinois; and Kevin Pote, et al v. Ames Supply Co. et al., filed by an individual plaintiff in the Circuit Court of Cook County, Illinois.  The AOC is expected to resolve a significant portion of the State of Illinois and Muniz lawsuits. The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, management believes the Company has meritorious defenses to the suits.  The Company has sued and been sued by its insurance companies over coverage for the Ellsworth matters.

•                  The Company was a defendant and cross-defendant in a case entitled Odeco Drilling Inc., et al. v. Baroid Equipment, Inc., filed in state court in Harris County, Texas.  On February 26, 2002, the Court entered a final judgment in favor of Baroid Equipment, Inc. and Varco Shaffer Co. (“Defendants/Cross-Plaintiffs”) against the Company in the amount of approximately $2.3 million, plus pre-judgment interest of 10% beginning October 16, 1992.  The judgment provides for a further award of attorneys’ fees to the Defendants/Cross-Plaintiffs in the event of appeals.  This judgment is currently on appeal in the Houston Court of Appeals. The Company vigorously disputes the claims made the basis of the judgment and intends to prosecute its appeal of the judgment.  The Company is indemnified against any loss by two separate parties in connection with this matter.  Accordingly, the Company has recorded a liability at March 31, 2005 in the amount of the judgment plus accrued interest totaling $7.6 million and a corresponding receivable in the same amount.  Both the liability and corresponding receivable are classified as a noncurrent liability and asset, respectively, in the accompanying consolidated balance sheet.

15.                               Business Segment Information

The Company operates in a single business segment — mechanical power transmission components.  Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties				Long-Lived Assets
	Year ended March 31,		Period from November 25, 2002 through March 31,	Period from April 1, 2002 through November	Year ended March 31,
	2005	2004	2003	24, 2002	2005	2004

United States	$528.9	$439.1	$168.3	$325.2	$704.1	$727.6
Europe	201.2	201.6	63.4	102.5	239.3	243.4
Rest of the world	80.9	72.1	20.8	41.6	6.9	6.5
	$811.0	$712.8	$252.5	$469.3	$950.3	$977.5

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

16.                               Guarantor Subsidiaries

The following schedules present condensed consolidating/combining financial information at March 31, 2005 and 2004, and for the years ended March 31, 2005 and 2004, and the period from November 25, 2002 through March 31, 2003 and the period from April 1, 2002 through November 24, 2002 for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord Corporation, the Issuer, which is wholly-owned by the Parent; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent (Guarantor Subsidiaries); and (d) on a combined basis, the foreign subsidiaries of the Company (non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company by The Carlyle Group.

The restricted assets of the consolidated subsidiaries of RBS Global, Inc., a holding company (the Parent Company), exceeds 25 percent of consolidated net assets at March 31, 2005 and 2004. The following schedules present the condensed financial information of the Parent Company in accordance with Rule 5-04 of Regulation S-X. With the exception of the Parent Company’s guarantee of the senior subordinated notes, the Parent Company does not have any guarantees, material contingencies or long-term obligations.

Condensed Consolidating Balance Sheet

March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$—	$—	$15.9	$10.4	$—	$26.3
Receivables, net	—	—	65.0	62.7	—	127.7
Inventories	—	—	81.6	46.1	—	127.7
Other current assets	—	—	11.3	6.8	—	18.1
Total current assets	—	—	173.8	126.0	—	299.8

Receivable from (payable to) affiliates	—	79.7	36.3	(116.0)	—	—
Property, plant and equipment, net	—	—	194.8	69.1	—	263.9
Intangible assets, net	—	—	103.5	7.8	—	111.3
Goodwill	—	8.1	392.8	174.2	—	575.1
Investment in:
Guarantor subsidiaries	425.7	940.9	—	—	(1,366.6)	—
Non-guarantor subsidiaries	—	—	115.0	—	(115.0)	—
Other assets	—	18.8	7.6	0.9	—	27.3
Total assets	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Liabilities & stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$(0.1)	$3.4	$—	$3.3
Trade payables	—	—	43.8	34.5	—	78.3
Income taxes payable	(0.7)	(13.5)	14.3	3.6	—	3.7
Deferred income taxes	—	—	9.8	3.0	—	12.8
Compensation and benefits	—	—	21.9	10.7	—	32.6
Current portion of pension obligations	—	—	11.0	2.6	—	13.6
Current portion of postretirement obligations	—	—	5.7	—	—	5.7
Other current liabilities	—	9.7	15.1	6.1	—	30.9
Total current liabilities	(0.7)	(3.8)	121.5	63.9	—	180.9

Long-term debt	—	500.0	0.9	2.5	—	503.4
Note payable to (receivable from) affiliates, net	1.7	125.0	(165.5)	38.8	—	—
Pension obligations	—	—	38.8	37.0	—	75.8
Postretirement benefit obligations	—	—	32.1	2.1	—	34.2
Deferred Income taxes	—	0.6	47.1	2.5	—	50.2
Other liabilities	—	—	8.0	0.2	—	8.2
Total liabilities	1.0	621.8	82.9	147.0	—	852.7
Commitments and contingent liabilities
Stockholders’ equity	424.7	425.7	940.9	115.0	(1,481.6)	424.7
Total liabilities and stockholders’ equity	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Condensed Consolidating Balance Sheet

March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$9.1	$12.7	$—	$21.8
Receivables, net	—	—	59.2	61.0	—	120.2
Inventories	—	—	80.3	54.4	—	134.7
Other current assets	—	—	8.2	6.4	—	14.6
Total current assets	—	—	156.8	134.5	—	291.3

Receivable from (payable to) affiliates	—	94.2	36.3	(130.5)	—	—
Property, plant and equipment, net	—	—	202.7	67.5	—	270.2
Intangible assets, net	—	—	117.2	8.0	—	125.2
Goodwill	—	8.1	399.8	174.2	—	582.1
Investment in:
Guarantor subsidiaries	400.9	894.0	—	—	(1,294.9)	—
Non-guarantor subsidiaries	—	—	109.9	—	(109.9)	—
Other assets	—	22.3	6.9	1.1	—	30.3
Total assets	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$1.9	$—	$2.0
Trade payables	—	—	40.2	32.7	—	72.9
Income taxes payable	—	—	(0.7)	5.5	—	4.8
Deferred income taxes	—	—	4.2	2.2	—	6.4
Compensation and benefits	—	—	19.0	10.3	—	29.3
Current portion of pension obligations	—	—	10.5	—	—	10.5
Current portion of postretirement benefit obligations	—	—	5.7	—	—	5.7
Other current liabilities	—	10.7	17.4	14.0	—	42.1
Total current liabilities	—	10.7	96.4	66.6	—	173.7

Long-term debt	—	545.0	1.0	2.8	—	548.8
Notes payable to (receivable from) affiliates, net	1.8	61.6	(95.2)	31.8	—	—
Pension obligations	—	—	44.5	37.7	—	82.2
Postretirement benefit obligations	—	—	36.4	1.8	—	38.2
Deferred income taxes	—	0.4	45.6	3.7	—	49.7
Other liabilities	—	—	6.9	0.5	—	7.4
Total liabilities	1.8	617.7	135.6	144.9	—	900.0
Commitments and contingent liabilities
Stockholders’ equity	399.1	400.9	894.0	109.9	(1,404.8)	399.1
Total liabilities and stockholders’ equity	$400.9	$1,018.6	$1,029.6	$254.8	$(1,404.8)	$1,299.1

Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$571.1	$290.1	$(50.2)	$811.0
Cost of sales	—	—	389.5	216.5	(50.2)	555.8
Gross profit	—	—	181.6	73.6	—	255.2

Selling, general and administrative expenses	0.2	0.1	98.5	54.8	—	153.6
Restructuring and other similar costs	—	—	5.2	2.1	—	7.3
Amortization of intangible assets	—	—	13.6	0.2	—	13.8
Income from operations	(0.2)	(0.1)	64.3	16.5	—	80.5

Nonoperating income (expense):
Interest expense:
To third parties	—	(42.3)	(0.1)	(1.6)	—	(44.0)
To affiliates	—	7.1	2.6	(9.7)	—	—
Other, net	(2.0)	—	(1.0)	2.3	—	(0.7)
Income (loss) before income taxes	(2.2)	(35.3)	65.8	7.5	—	35.8
Provisions for income taxes	(0.7)	(13.3)	24.0	4.2	—	14.2
Income (loss) before equity in earnings of subsidiaries	(1.5)	(22.0)	41.8	3.3	—	21.6
Equity in earnings of subsidiaries	23.1	45.1	3.3	—	(71.5)	—
Net income	$21.6	$23.1	$45.1	$3.3	$(71.5)	$21.6

Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$491.3	$265.8	$(44.3)	$712.8
Cost of sales	—	—	336.2	193.5	(44.3)	485.4
Gross profit	—	—	155.1	72.3	—	227.4

Selling, general and administrative expenses	0.2	0.1	93.3	54.5	—	148.1
Restructuring and other similar costs	—	—	0.5	2.1	—	2.6
Curtailment gain	—	—	(6.6)	—	—	(6.6)
Amortization of intangible assets	—	—	13.7	0.2	—	13.9
Income (loss) from operations	(0.2)	(0.1)	54.2	15.5	—	69.4

Nonoperating income (expense):
Interest expense:
To third parties	—	(44.3)	—	(1.1)	—	(45.4)
To affiliates	—	8.7	2.6	(11.3)	—	—
Other, net	(2.0)	(0.1)	(0.8)	1.8	—	(1.1)
Income (loss) before income taxes	(2.2)	(35.8)	56.0	4.9	—	22.9
Provision for income taxes	(0.7)	(13.0)	18.9	3.5	—	8.7
Income (loss) before equity in earnings of subsidiaries	(1.5)	(22.8)	37.1	1.4	—	14.2
Equity in earnings of subsidiaries	15.7	38.5	1.4	—	(55.6)	—
Net income	$14.2	$15.7	$38.5	$1.4	$(55.6)	$14.2

Condensed Consolidating Statement of Income

Period from Inception,
November 25, 2002, through
March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$182.5	$85.7	$(15.7)	$252.5
Cost of sales	—	—	122.0	55.8	(15.7)	162.1
Gross profit	—	—	60.5	29.9	—	90.4

Selling, general and administrative expenses	—	—	33.8	19.1	—	52.9
Amortization of intangible assets	—	—	4.5	0.1	—	4.6
Income from operations	—	—	22.2	10.7	—	32.9

Nonoperating income (expense):
Interest expense:
To third parties	—	(16.0)	(0.1)	(0.2)	—	(16.3)
To affiliates	—	2.8	1.1	(3.9)	—	—
Other, net	(0.7)	—	0.7	(0.5)	—	(0.5)
Income (loss) before income taxes	(0.7)	(13.2)	23.9	6.1	—	16.1
Provision for income taxes	(0.3)	(4.6)	7.8	3.6	—	6.5
Income (loss) before equity in earnings of subsidiaries	(0.4)	(8.6)	16.1	2.5	—	9.6
Equity in earnings of subsidiaries	10.0	18.6	2.5	—	(31.1)	—
Net income	$9.6	$10.0	$18.6	$2.5	$(31.1)	$9.6

Condensed Combining Statement of Income

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

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended

March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$21.6	$23.1	$45.1	$3.3	$(71.5)	$21.6
Noncash adjustments	(23.1)	(41.3)	39.3	9.3	71.5	55.7
Changes in operating assets and liabilities:	(0.7)	63.2	(63.4)	(9.0)	—	(9.9)
Cash provided by (used for) operating activities	(2.2)	45.0	21.0	3.6	—	67.4

Investing activities
Expenditures for property, plant and equipment	—	—	(19.3)	(6.4)	—	(25.7)
Proceeds from dispositions of fixed assets	—	—	5.4	1.0	—	6.4
Cash used for investing activities	—	—	(13.9)	(5.4)	—	(19.3)

Financing activities
Net borrowings (repayments) of long-term debt	—	(45.0)	(0.3)	1.1	—	(44.2)
Proceeds from exercise of stock options	2.0	—	—	—	—	2.0
Other common stock activity	0.2	—	—	—	—	0.2
Cash provided by (used for) financing activities	2.2	(45.0)	(0.3)	1.1	—	(42.0)

Effect of exchange rate changes on cash	—	—	—	(1.6)	—	(1.6)
Increase (decrease) in cash	—	—	6.8	(2.3)	—	4.5
Cash at beginning of period	—	—	9.1	12.7	—	21.8
Cash at end of period	$—	$—	$15.9	$10.4	$—	$26.3

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended

March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$14.2	$15.7	$38.5	$1.4	$(55.6)	$14.2
Noncash adjustments	(15.7)	(34.9)	32.0	7.0	55.6	44.0
Changes in operating assets and liabilities	1.5	50.3	(58.6)	(6.4)	—	(13.2)
Cash provided by operating activities	—	31.1	11.9	2.0	—	45.0

Investing activities
Expenditures for property, plant and equipment	—	—	(14.5)	(7.6)	—	(22.1)
Proceeds from dispositions of fixed assets	—	—	1.8	—	—	1.8
Acquisition of the Rexnord Group	—	—	(10.4)	—	—	(10.4)
Cash used for investing activities	—	—	(23.1)	(7.6)	—	(30.7)

Financing activities
Net repayments of long-term debt	—	(30.0)	(0.1)	—	—	(30.1)
Payment of financing fees	—	(1.1)	—	—	—	(1.1)
Cash used for financing activities	—	(31.1)	(0.1)	—	—	(31.2)

Effect of exchange rate changes on cash	—	—	—	1.5	—	1.5
Decrease in cash	—	—	(11.3)	(4.1)	—	(15.4)
Cash at beginning of period	—	—	20.4	16.8	—	37.2
Cash at end of period	$—	$—	$9.1	$12.7	$—	$21.8

Condensed Consolidating Statement of Cash Flows

Period from Inception,

November 25, 2002, through

March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$9.6	$10.0	$18.6	$2.5	$(31.1)	$9.6
Noncash adjustments	(10.0)	(8.7)	1.5	0.6	31.1	14.5
Changes in operating assets and liabilities	0.4	3.2	7.9	15.5	—	27.0
Cash provided by operating activities	—	4.5	28.0	18.6	—	51.1

Investing activities
Acquisition of Rexnord Group	—	(913.5)	—	—	—	(913.5)
Expenditures for property, plant and equipment	—	—	(4.3)	(2.6)	—	(6.9)
Proceeds from dispositions of property, plant and equipment	—	—	0.3	0.1	—	0.4
Cash used for investing activities	—	(913.5)	(4.0)	(2.5)	—	(920.0)

Financing activities
Net repayments of long-term debt	—	(12.0)	—	(2.7)	—	(14.7)
Proceeds from issuance of long-term debt	—	587.0	—	—	—	587.0
Payment of financing fees	—	(25.5)	—	—	—	(25.5)
Capital contribution	—	359.5	—	—	—	359.5
Cash provided by (used for) financing activities	—	909.0	—	(2.7)	—	906.3

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
Increase in cash	—	—	24.0	13.3	—	37.3
Cash (overdraft) at beginning of period	—	—	(3.6)	3.5	—	(0.1)
Cash at end of period	$—	$—	$20.4	$16.8	$—	$37.2

Condensed Combining Statement of Cash Flows

Period from April 1, 2002 through November 24, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income	$15.6	$1.3	$3.4	$20.3
Noncash adjustments	21.4	3.6	—	25.0
Equity in loss of non-guarantor subsidiaries	3.4	—	(3.4)	—
Changes in operating assets and liabilities	(32.2)	(40.1)	—	(72.3)
Cash provided by (used for) operating activities	8.2	(35.2)	—	(27.0)

Investing activities
Expenditures for property, plant and equipment	(7.8)	(4.0)	—	(11.8)
Proceeds from dispositions of property, plant and equipment	0.3	0.3	—	0.6
Cash used for investing activities	(7.5)	(3.7)	—	(11.2)

Financing activities
Net repayments of long-term debt	0.5	(0.3)	—	0.2
Net decrease in funding balances with affiliates	(6.9)	23.1	—	16.2
Cash provided by (used for) financing activities	(6.4)	22.8	—	16.4

Effect of exchange rate changes on cash	—	0.1	—	0.1
Decrease in cash	(5.7)	(16.0)	—	(21.7)
Cash at beginning of period	2.1	19.5	—	21.6
Cash (overdraft) at end of period	$(3.6)	$3.5	$—	$(0.1)

17.                               Quarterly Results of Operations (Unaudited) (in millions)

Fiscal Year 2005:	First	Second	Third(a)	Fourth	Total

Net sales	$188.8	$199.3	$199.7	$223.2	$811.0
Gross profit	61.1	61.7	55.2	77.2	255.2
Net income	5.0	5.2	0.3	11.1	21.6

Fiscal Year 2004:	First	Second	Third	Fourth	Total

Net sales	$161.8	$171.8	$171.6	$207.6	$712.8
Gross profit	48.1	53.2	55.4	70.7	227.4
Net income (loss)	(2.5)	0.4	5.3	11.0	14.2

(a)                                  A pension curtailment gain of $5.6 million ($3.4 million after tax) was recorded in the third quarter of fiscal 2004.

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

ITEM 9B.                                            OTHER INFORMATION.

The following 8-K Item 1.01 events occurred during the last quarter of RBS Global, Inc.’s fiscal year or subsequent to such date:

1.                                       On March 9, 2005, Rexnord Industries, Inc. (“RII”), an indirect wholly-owned subsidiary of Rexnord Corporation and RBS Global, Inc. (“RBS”), entered into a Separation Agreement and Release (the “Separation Agreement”) with John Gialouris, its President Flattop Global.  Pursuant to the Separation Agreement, Mr. Gialouris’ employment with RII was terminated effective as of May 31, 2005 (the “Termination Date”).

The Separation Agreement provides Mr. Gialouris with a severance benefit equal to twelve (12) months of his base salary at Mr. Gialouris’ salary rate in effect on the Termination Date.  For a period equal to the shorter of (a) twelve (12) months after the Termination Date, and (b) the date on which Mr. Gialouris becomes covered by another employer’s group health, dental and life insurance plans, RII will provide him with the right to continue to participate in RII’s group medical, dental and life insurance plans (the “Plans”).  While Gialouris is a participant in the Plans, RII is obligated to pay the normal monthly employer’s share of the premium payments for the Plans with respect to him.

The Separation Agreement also provides that Mr. Gialouris is eligible to receive a payment under the Rexnord Management Incentive Plan (the “Incentive Plan”) for the fiscal year ending March 31, 2005 in an amount equal to the amount he would have received under the Incentive Plan for the fiscal year ending March 31, 2005 had his employment with RII not terminated.

Pursuant to the Separation Agreement, RII will continue to pay Mr. Gialouris a car allowance of $940 per month for a period of three months after the Termination Date.  In addition, Mr. Gialouris will be reimbursed by RII for outplacement services up to a maximum of $12,500.

In consideration of the severance benefits provided to him in the Separation Agreement, Mr. Gialouris has released RII and its affiliates from all claims he may have relating to his employment with or separation from RII.  In addition, Mr. Gialouris agreed to refrain from using or disclosing any proprietary information of RII without RII’s prior approval.  Mr. Gialouris also agreed, for a period of one year following the Termination Date, to refrain from: (a) providing services comparable to the services he provided to RII and its affiliates during the one year period preceding the end of his employment to any competitor of RII and (b) encouraging any employee of RII or its affiliates with whom Mr. Gialouris has worked to terminate his or her employment with RII or an affiliate or soliciting any such employee for employment outside RII and its affiliates.

2.                                     On May 13, 2005, the Board of Directors of RBS Global, Inc. (the “Company”) adopted a Stock Purchase Plan.  The Plan provides that any Employee, Independent Director or Consultant of the Company or one of its subsidiaries shall be eligible to be granted the opportunity to purchase shares of the Company’s $.01 Par Value Common Stock (“Common Stock”).

The Plan further provides that the Board of Directors Compensation Committee (the “Committee”) shall administer the Plan and shall designate one or more Employees, Independent Directors or Consultants of the Company or one of its subsidiaries, to whom an offer to sell shares of the Company’s authorized Common Stock under such Stock Purchase Plan may be made.  The Committee has the authority to specify the purchase price per share of Common Stock at the time the shares are purchased. Shares of Common Stock purchased or acquired under the stock plan will generally be subject to restrictions on transfer, repurchase rights, and other limitations as set forth in the stockholder agreement. See “Certain Relationships and Related Transactions—Stockholders Agreement.”

As of May 13, 2005, the aggregate number of shares of Common Stock that were authorized to be awarded under the Stock Purchase Plan was 6,269.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our directors are elected to a term of one year.  The following table sets forth information concerning our executive officers and directors as of the date of this Form 10-K.

Name	Age	Position

George M. Sherman	63	Chairman of the Board
Robert A. Hitt	48	President, Chief Executive Officer and Director
Thomas J. Jansen	53	Executive Vice President of Finance and Chief Financial Officer
Michael N. Andrzejewski	51	Vice President of Business Development and Secretary
Praveen R. Jeyarajah	37	Director
Jerome H. Powell	52	Director
Bruce E. Rosenblum	51	Director

George M. Sherman has been Chairman of our Board of Directors since 2002.  Mr. Sherman also served as the Chairman of Campbell Soup from August 2001 to November 2004.  Prior to his appointment with Campbell Soup, Mr. Sherman was the Chief Executive Officer at Danaher Corporation from 1990 to May 2001.  Prior to joining Danaher, he was Executive Vice President at Black and Decker Corporation.  Mr. Sherman holds a Bachelor of Science from Long Island University and an MBA from the University of Louisville.

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

Praveen R. Jeyarajah was elected as one of our directors in connection with the Acquisition. Mr. Jeyarajah has been a Managing Director of The Carlyle Group since 2001. Prior to joining The Carlyle Group, Mr. Jeyarajah was with Saratoga Partners, from 1996 to 2000. Prior to that, Mr. Jeyarajah worked at Dillon, Read & Co., Inc.  He is currently on the Board of Directors of Dr. Pepper Seven Up Bottling Group and Panolam Industries Inc., a manufacturer of decorative laminate paneling.

Jerome H. Powell was elected as one of our directors in connection with the Acquisition. Mr. Powell has been a Managing Director of The Carlyle Group since 1997. Prior to that time, from 1995 to 1997, he was Managing Director and head of mergers and acquisitions at Dillon Read & Co., Inc. From 1993 to 1995, Mr. Powell served as head of client coverage and mergers and acquisitions at Bankers Trust Company. From 1990 to 1993, Mr. Powell served as Assistant Secretary of The Treasury Department for Domestic Finance and later as Under Secretary for Finance in the Bush Administration.  He is currently on the Board of Directors of Dr. Pepper Seven Up Bottling Group and Panolam Industries Inc., a manufacturer of decorative laminate paneling.

Bruce E. Rosenblum was elected as one of our directors in connection with the Acquisition. Mr. Rosenblum has been a Managing Director of The Carlyle Group since May 2000. Prior to that time, Mr. Rosenblum was a partner and Executive Committee member at the law firm of Latham & Watkins LLP, where he practiced for 18 years, and The Relizon Company, a business communications company that provides document management, and billing services, and customer relationship marketing services.

Board Committees

Our board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the board of directors and an audit committee. The audit committee consists of Messrs. Jeyarajah and Powell.  Messrs. Jeyarajah and Powell are both familiar with financial accounting principals; however because of their ties to shareholders they would not be considered financial experts under Regulation S-K.  The Company has not sought a financial expert because the majority shareholder is comfortable with the present constituency of the Audit Committee.  In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues.

Code of Ethics

We have adopted a written code of ethics, referred to as the Rexnord Corporation Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller.  The Rexnord Corporation Code of Business Conduct and Ethics is available on our corporate website at www.rexnord.com.  If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website or in a Current Report on Form 8-K.

ITEM 11.                                              EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid to or incurred on our behalf for our Chief Executive Officer and each of the four other most highly compensated executive officers, or the named executive officers, that earned more than $100,000 during the fiscal years ended March 31, 2005, 2004 and 2003.

Summary Compensation Table

				Long Term Compensation Awards
Name and Principal Position				Securities Underlying Option (#)	All Other Compensation (2)
		Annual Compensation
		Salary(1)	Bonus

Robert A. Hitt, President and Chief	2005	$530,000	$—	—	$128,719
Executive Officer	2004	500,004	28,878	—	3,952
	2003	489,992	178,965	78,152	12,200

Thomas J. Jansen,	2005	310,500	—	—	75,595
Chief Financial Officer	2004	300,000	13,476	—	9,640
	2003	282,422	78,450	39,076	20,612

Michael N. Andrzejewski, Vice President	2005	210,120	—	—	58,217
Business Development & Secretary	2004	204,000	8,984	—	8,827
	2003	197,501	55,131	14,654	13,448

Thomas J. Smith, Vice President	2005	221,652	—	—	11,216
Human Resources (3)	2004	217,308	9,523	—	6,192
	2003	212,000	60,844	4,885	11,600

John E. Gialouris,	2005	257,500	—	—	14,098
President Flattop Global (3)	2004	241,506	—	15,630	—
	2003	—	—	—	—

(1)          Includes salary paid by our former parent, Invensys plc, for services rendered to Invensys, which included services rendered to Rexnord Corporation and its subsidiaries for the period from April 1, 2002 through November 24, 2002. For a more comprehensive discussion of the named executive officers’ salaries, see “—Employment Agreements.”

(2)          All three fiscal years shown consist of matching contributions under our 401(k) plan, contributions under our Exec-U-Care—1st Dollar Medical Plan, and Company car leases.  Fiscal 2005 amounts also include supplemental executive retirement plan earnings of $116,061 for Robert A. Hitt, $62,020 for Thomas J. Jansen, and $41,329 for Michael N. Andrzejewski.

(3)          Thomas J. Smith and John E. Gialouris terminated their employment with the Company in fiscal 2005.  See “Severance Agreements” in Item 11 of this Form 10-K for more information.

Stock Options

Option Grants in Last Fiscal Year

There were no options granted to or exercised by the named executive officers during fiscal 2005.  The following table sets forth information concerning unexercised stock options as of March 31, 2005.

Aggregated Option/SAR Exercises In Last Fiscal Year And

FY-End Option/SAR Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options/SARs at FY-End(#)		Value of Unexercised In-the-Money Options/SARs at FY-End($)(2)
Name	Exercise(#)	Realized($)	Exercisable(1)	Unexercisable	Exercisable	Unexercisable

Robert A. Hitt	—	—	23,874	54,278	—	—
Thomas J. Jansen	—	—	11,937	27,139	—	—
Michael N. Andrzejewski	—	—	4,476	10,178	—	—
Thomas J. Smith (3)	—	—	—	—	—	—
John E. Gialouris (3)	—	—	4,427	11,203	—	—

(1)        Consists of options for shares which were exercisable as of March 31, 2005.

(2)        The value of the options at fiscal year end is not presented as it is not meaningful in the context of RBS Global, Inc.’s common stock being privately held.

(3)        Thomas J. Smith and John E. Gialouris terminated their employment with the Company in fiscal 2005.  See “Severance Agreements” in Item 11 of this Form 10-K for more information.

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

Frozen Credited Years of Service under Rexnord Non-Union Pension Plan for Named Executive Officers:

Robert A. Hitt	9
Thomas J. Jansen	8
Michael N. Andrzejewski	8
Thomas J. Smith (1)	10
John E. Gialouris (1)	1

(1)          Thomas J. Smith and John E. Gialouris terminated their employment with the Company in fiscal 2005.  See “Severance Agreements” in Item 11 of this Form 10-K for more information.

Director Compensation

Our directors are employed either by the Carlyle Group or us and are not separately compensated for their service as directors. Our outside director, George Sherman, will not receive an additional fee for his services as director other than the compensation described below – “Consulting Agreement.”

Stock Option Plan

In connection with the Acquisition, certain members of our management, including certain named executive officers and Mr. George Sherman, received non-qualified stock options to purchase common stock of RBS Global, Inc. pursuant to the terms of the Stock Option Plan of RBS Global, Inc. The option plan permits the grant of non-qualified stock options and incentive stock options to purchase shares of RBS Global, Inc. common stock. As of March 31, 2005, 355,551 shares of common stock were authorized and 323,432 options were granted under the option plan. The compensation committee of the board of directors of RBS Global, Inc. administers the option plan. Employees, consultants and directors are eligible to receive a grant of options under the option plan.

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

Supplemental Executive Retirement Plan (SERP)

Messrs. Hitt, Jansen and Andrzejewski are participants in the Rexnord Supplemental Executive Retirement Plan (SERP) established October 1, 2004 and providing participation retroactive to December 1, 2002. The Plan provides an account credited annually as of each December 31 with the designated percentage of the participants’ compensation as follows:

Robert A. Hitt	8.48%
Thomas J. Jansen	7.97%
Michael N. Andrzejewski	7.75%

Account balances are credited at an annual interest rate of 6.75%. Commencement of benefits cannot begin prior to termination of employment.  A “rabbi-trust” has been established as a funding mechanism.

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

Under the terms of each agreement, the executive was eligible at the start of fiscal 2005 to receive a discretionary bonus under the terms of our Executive Bonus Plan. The executives have also been granted options to purchase shares of RBS Global, Inc. common stock under the stock option plan. Messrs. Hitt, Jansen and Andrzejewski are entitled to purchase 78,152 shares, 39,076 shares and 14,654 shares, respectively, of common stock of RBS Global, Inc.  Each executive is also entitled to participate in our employee benefit plans, programs and arrangements currently in effect, and is entitled to reimbursement for all reasonable travel and other expenses incurred during the performance of the executive’s duties in accordance with our expense reimbursement policy.

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

Each executive is prohibited from competing with us during the term of his employment and for two years following termination of his employment.

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

Severance Agreements

On January 21, 2005 (the “Separation Date”), the Company entered into a Release and Severance Agreement (the “Severance Agreement”) with Thomas J. Smith.  Mr. Smith voluntarily resigned his employment with the Company as its Vice President of Human Resources effective as of the Separation Date.  The Severance Agreement provides Mr. Smith with a severance benefit equal to twelve months of his base salary in effect on the Separation Date of $18,471 per month.  For a period of twelve months after the Separation Date, Mr. Smith has the right to continue to participate in the Company’s group medical, vision and dental insurance plans (the “Medical Plans”).  While Mr. Smith is a participant in the Medical Plans, the Company is obligated to pay the normal monthly employer’s share of premium payments for the Medical Plans with respect to Mr. Smith.  The Severance Agreement also provides that Mr. Smith is eligible to receive a payment under the Rexnord Incentive Plan (the “Incentive Plan”) for the fiscal year ending March 31, 2005 in an amount equal to the amount he would have received for the fiscal year ending March 31, 2005 had his employment with the Company not terminated, but prorated for the actual number of days between April 1, 2004 and January 31, 2005.  Pursuant to the Severance Agreement, Mr. Smith had the right for a period of ninety days after the Separation Date to continue to use the lease vehicle provided to him by the Company immediately prior to the Separation Date.  In addition, Mr. Smith has received a payment from the Company for outplacement services.

In consideration of the severance benefits provided to him in the Severance Agreement, Mr. Smith has released the Company and its affiliates from all claims he may have relating to his employment with or separation from employment with the Company.  Pursuant to the Severance Agreement, Mr. Smith agreed to refrain from (a) using any confidential information of the Company to compete with the Company or otherwise adversely interfere with the Company’s relationships with customers, suppliers or business associates during the 24-month period following the separation date, (b) taking any action that would have the effect of damaging the Company’s reputation, and (c) disclosing any confidential or proprietary information of the Company without the Company’s prior approval.

On March 9, 2005, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with John Gialouris, the President of Flattop Global.  See further discussion of this Separation Agreement in Item 9B of this Form 10-K.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All of the issued and outstanding common stock of Rexnord Corporation is owned by our parent, RBS Global, Inc. Certain affiliates of Carlyle own approximately 95% of RBS Global’s common stock while the remainder is owned by our Chairman and certain of our officers, employees and consultants.

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

	Beneficial Ownership of Rexnord Corporation
Name of Beneficial Owner	Number of Shares (4)	Percentage of Outstanding Capital Stock

TCG Holdings, L.L.C.(1)	3,441,335	95.0%
George M. Sherman(2)	176,260	4.8%
Robert A. Hitt	28,874		*
Thomas J. Jansen	12,937		*
Michael N. Andrzejewski	5,476		*
John E. Gialouris (5)	4,427		*
Thomas J. Smith (5)	—	—
Praveen R. Jeyarajah(3)	—	—
Jerome H. Powell(3)	—	—
Bruce E. Rosenblum(3)	—	—
All executive officers and directors as a group (9 persons)	227,974	6.2%

*                 Denotes less than 1.0% beneficial ownership

(1)                                TC Group III, L.P. is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P. the record holders of 3,259,067 and 84,331 share of our common stock, respectively.  TC Group III, L.L.C. is the sole general partner of TC Group III, L.P.  TCG High Yield, L.L.C. is the sole general partner of Carlyle High Yield Partners, L.P., and the record holder of 97,937 shares of common stock.  TCG High Yield Holdings, L.L.C. is the sole managing member of TCG High Yield, L.L.C.  TC Group, L.L.C. is the sole managing member of TC Group III, L.L.C. and TCG High Yield Holdings, L.L.C.  TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C.  Accordingly, (i) TC Group III, L.P. and TC Group III, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L.P. and CP III Coinvestment, L.P.: (ii) TCG High Yield, L.L.C. and TCG High Yield Holdings, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by Carlyle High Yield Partners, L.P.; and (iii) TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L. P., CP III Coinvestment, L.P., and Carlyle High Yield Partners, L.P.  William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of shares of common stock beneficially owned by TCG Holdings, L.L.C.  Such individuals expressly disclaim any such beneficial ownership.  The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.  Each of the foregoing entities reports to have sole voting and investment power over the shares of common stock reported to be beneficially owned by such entity.

(2)                                The record owner of the 176,260 shares beneficially owned by Mr. George Sherman is Cypress Industrial Holdings, L.L.C., whose address is 111 South Calvert Street, Suite 2700, Baltimore, MD 21202.

(3)                                Messrs. Jeyarajah, Powell and Rosenblum as Managing Directors of TCG Holdings, L.L.C., do not directly or indirectly have or share voting or investment power or have or share the ability to influence voting or investment power over the shares shown as beneficially owned by TCG Holdings, L.L.C.

(4)                                Includes shares vested under the Stock Option Plan of RBS Global, Inc. as of June 15, 2005 of 15,630 shares for Mr. Sherman; 23,874 shares for Mr. Hitt; 11,937 shares for Mr. Jansen; 4,476 shares for Mr. Andrzejewski; 4,427 shares for Mr. Gialouris and 60,344 shares for all executive officers and directors as a group.

(5)                                Thomas J. Smith and John E. Gialouris terminated their employment with the Company in fiscal 2005.  See “Severance Agreements” in Item 11 of this Form 10-K for more information.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2005, the number of securities outstanding under our equity compensation plan, the Stock Option Plan of RBS Global, Inc., the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	304,005	$100.00	32,119
Equity compensation plans not approved by security holders	—	—	—

Total	304,005	$100.00	32,119

In addition, on May 13, 2005, the Company adopted a Stock Purchase Plan, which is more fully described in Item 9b above.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Carlyle Management Agreement

In connection with the Acquisition, our parent, RBS Global, Inc., entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to us and our subsidiaries. The agreement provides for the payment to Carlyle of an annual fee of $2.0 million for advisory and other consulting services, plus additional amounts for investment banking services in connection with any mergers, acquisitions or other strategic transactions, as approved by the RBS Global board of directors, plus reimbursement of out-of pocket expenses.  Such reimbursements were approximately $27,000 in fiscal 2005.  The agreement also provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than ten percent of the equity interests of RBS Global, or when RBS Global and Carlyle mutually agree to terminate the agreement.  In May 2005, a $3 million fee was paid to TC Group, LLC under the management agreement for investment banking services in connection with the acquisition of The Falk Corporation.

Employment Agreements and Consulting Agreement

In connection with the Acquisition, we entered into employment agreements with certain of our named executive officers and a consulting agreement with Mr. George Sherman, as described in Item 11.  Additionally, in May 2005, a $2 million fee was paid to Cypress Group, LLC, an entity controlled by Mr. Sherman, in connection with the acquisition of The Falk Corporation.

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed, including reimbursement of actual expenses, by Ernst & Young for professional services rendered for the reviews of our quarterly reports on Form 10-Q and for the audit of our financial statements for the fiscal years ended March 31, 2005 and 2004 were $1,168,550 and $972,250, respectively.

Audit-Related Fees

Ernst & Young billed us $620,155 for audit-related services provided during fiscal 2005, including $590,172 for due diligence services related to our acquisition of The Falk Corporation. The remaining audit-related fees were primarily for Sarbanes-Oxley readiness services.

Tax Fees

The aggregate tax fees billed by Ernst & Young for tax services rendered to us during fiscal 2005 and 2004 were $521,968 and $519,360, respectively.  The tax services rendered to us by Ernst & Young were for domestic tax compliance, foreign tax compliance and tax consulting and were approved by the Audit Committee in advance.

All Other Fees

Ernst & Young billed us $100,548 for miscellaneous consulting services provided during fiscal 2005.  Ernst & Young did not provide any other services to us during fiscal 2004.

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

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)                 Financial Statements

The Company’s consolidated financial statements included in Item 8 hereof are for the Years Ended March 31, 2005 and 2004 and for the Period from Inception (November 25, 2002) through March 31, 2003, and for the Predecessor for the Period from April 1, 2002 through November 24, 2002 and consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) (2)                 Financial Statement Schedules.

The Financial Statement Schedules of the Company appended hereto are required for the Years Ended March 31, 2005 and 2004 and for the Period from Inception (November 25, 2002) through March 31, 2003, and for the Predecessor for the Period from April 1, 2002 through November 24, 2002 and consist of the following:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.

(a) (3)                 Exhibits.

See (b) below

(b)                                 Exhibits.

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

2.2***	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Corporation, Hamilton Sundstrand Corporation and The Falk Corporation.
3.1*	Certificate of Incorporation of Rexnord Corporation, filed September 26, 2002.
3.2*	Amended and Restated Certificate of Incorporation of Rexnord Industries, Inc., filed October 28, 1992.
3.3*	Certificate of Incorporation of PT Components Inc., filed August 25, 1981.
3.4*	Certificate of Incorporation of RBS Acquisition Corporation, filed September 26, 2002.
3.5*	Certificate of Incorporation of Rexnord Germany-1 Inc., filed February 24, 1987.
3.6*	Certificate of Incorporation of Rexnord International Inc., filed November 12, 1964.
3.7*	Certificate of Incorporation of Winfred Berg Licensco Inc., filed December 5, 1988.
3.8*	Certificate of Incorporation of W.M. Berg Inc., filed August 11, 1980.
3.9*	Certificate of Incorporation of RAC-I, Inc., filed November 12, 2002.
3.10*	Certificate of Incorporation of RBS North America, Inc., filed November 4, 2002.
3.11*	Restatement of Articles of Incorporation of Prager Incorporated, filed July 6, 1989.
3.12*	Amended and Restated Articles of Incorporation of Addax Inc., filed August 18, 1987.
3.13*	Certificate of Consolidation of Belson Corporation and the Highfield Mfg. Company into Clarkson Industries, Inc., filed December 1, 1967.

3.14*	Articles of Incorporation of Rexnord Ltd., filed September 3, 1970.
3.15*	Articles of Incorporation of Rexnord Puerto Rico Inc., filed June 14, 1978.
3.16*	Articles of Incorporation of Betzdorf Chain Company Inc., filed February 21, 1980.
3.17*	Restated Certificate of Incorporation of RBS Global, Inc., filed November 19, 2002.
3.18*	Certificate of Formation of RBS China Holdings, L.L.C., dated October 21, 2002.
3.19*	By-laws of Rexnord Corporation.
3.20*	Amended and Restated By-laws of Rexnord Industries, Inc.
3.21	Amended and Restated By-Laws of PT Components Inc.
3.22*	By-Laws of RBS Acquisition Corporation.
3.23	Amended and Restated By-Laws of Rexnord Germany-1 Inc.
3.24	Amended and Restated By-Laws of Rexnord International Inc.
3.25	Amended and Restated By-Laws of Winfred Berg Licensco Inc.
3.26	Amended and Restated By-Laws of W.M. Berg Inc.
3.27	Amended and Restated By-Laws of RAC-I, Inc.
3.28*	By-Laws of RBS North America, Inc.
3.29	Amended and Restated By-Laws of Prager Incorporated.
3.30	Amended and Restated By-Laws of Addax Inc.
3.31	Amended and Restated By-Laws of Clarkson Industries, Inc.
3.32	Amended and Restated By-Laws of Rexnord Ltd.
3.33	Amended and Restated By-Laws of Rexnord Puerto Rico Inc.
3.34	Amended and Restated By-Laws of Betzdorf Chain Company Inc.
3.35*	By-Laws of RBS Global, Inc.
3.36*	Limited Liability Company Agreement of RBS China Holdings, L.L.C.
3.37	By-Laws of Prager Service, Inc.
4.1*

Senior Subordinated Note Indenture with respect to the 10 1/8% Senior Subordinated Notes due 2012, between Rexnord Corporation, Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated November 25, 2002.

4.2*	Form of 10 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.1).
10.1

Amended and Restated Credit Agreement, dated as of May 16, 2005, by and among RBS Global, Inc., Rexnord Corporation, various lenders, Deutsche Bank Trust Company Americas, as administrative agent, General Electric Capital Corporation and Wachovia Bank, National Association as co-documentation agents, and Deutsche Bank Securities Inc. and Credit Suisse First Boston, as joint lead arrangers and joint book runners.

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

10.19**	Release and Severance Agreement between Rexnord Corporation and Thomas J. Smith dated January 21, 2005.(1)
10.20	Stock Purchase Plan of RBS Global, Inc. (1)
21.1	List of Subsidiaries.
31.1	Certification of Robert A. Hitt, Chief Executive Officer
31.2	Certification of Thomas J. Jansen, Chief Financial Officer
99	Separation Agreement and Release between Rexnord Industries, Inc. and John Gialouris dated March 9, 2005 (1)

*                 Incorporated by reference to the Exhibits filed with Rexnord Corporation’s Registration Statement on Form S-4 filed May 15, 2003.

**          Incorporated by reference to the Exhibit filed with Rexnord Corporation’s Form 8-K dated January 21, 2005.

***        Incorporated by reference to the Exhibit filed with Rexnord Corporation’s Form 8-K dated May 19, 2005.

(1)          Management plan or compensatory plan or arrangement.

(c)                                  Financial Statements Excluded from Annual Report to Shareholders.

Not applicable.

Rexnord Corporation

Schedule II—Valuation and Qualifying Accounts

Fiscal Years Ended March 31, 2003, 2004, and 2005

(in millions of dollars)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year

Period April 1, 2002 to November 24, 2002 (Predecessor):
Valuation allowance for trade and notes receivable	1.6	0.5	—	(0.4)	1.7
Valuation allowance for excess and obsolete inventory	11.1	1.6	—	(1.5)	11.2
Valuation allowance for income taxes	12.2	—	—	(0.1)	12.1

Period November 25, 2002 through March 31, 2003:
Valuation allowance for trade and notes receivable	1.7	0.6	2.0	(0.8)	3.5
Valuation allowance for excess and obsolete inventory	11.2	0.4	3.1	(1.1)	13.6
Valuation allowance for income taxes	12.1	—	—	(0.4)	11.7

Fiscal Year 2004:
Valuation allowance for trade and notes receivable	3.5	1.2	1.0	(2.1)	3.6
Valuation allowance for excess and obsolete inventory	13.6	1.5	—	(6.0)	9.1
Valuation allowance for income taxes	11.7	2.8	—	(0.1)	14.4

Fiscal Year 2005:
Valuation allowance for trade and notes receivable	3.6	1.1	0.2	(1.7)	3.2
Valuation allowance for excess and obsolete inventory	9.1	3.1	1.6	(3.2)	10.6
Valuation allowance for income taxes	14.4	4.5	—	(0.8)	18.1

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
Date: June 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer and	June 15, 2005
Robert A. Hitt	Director (Principal Executive Officer)

/s/ THOMAS J. JANSEN	Chief Financial Officer	June 15, 2005
Thomas J. Jansen	(Principal Accounting and Financial Officer)

/s/ GEORGE M. SHERMAN	Chairman	June 15, 2005
George M. Sherman

/s/ PRAVEEN R. JEYARAJAH	Director	June 15, 2005
Praveen R. Jeyarajah

/s/ JEROME H. POWELL	Director	June 15, 2005
Jerome H. Powell

/s/ BRUCE E. ROSENBLUM	Director	June 15, 2005
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
Date: June 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer and	June 15, 2005
Robert A. Hitt	Director (Principal Executive Officer)

/s/ THOMAS J. JANSEN	Chief Financial Officer	June 15, 2005
Thomas J. Jansen	(Principal Accounting and Financial Officer)

/s/ GEORGE M. SHERMAN	Chairman	June 15, 2005
George M. Sherman

/s/ PRAVEEN R. JEYARAJAH	Director	June 15, 2005
Praveen R. Jeyarajah

/s/ JEROME H. POWELL	Director	June 15, 2005
Jerome H. Powell

/s/ BRUCE E. ROSENBLUM	Director	June 15, 2005
Bruce E. Rosenblum

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Rexnord Corporation is not required to nor does it intend to furnish an Annual Report or a Proxy Statement to security holders.