Form 10-Q
period 2005-07-03
REXNORD CORP; RBS GLOBAL INC
filed 2005-08-10
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2005.

SEC Filing Status

Although the Company is not required to file reports with the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we voluntarily file such reports in accordance with the terms of the Indenture governing our 10 1/8% Senior Subordinated Notes due 2012, which were registered in May 2003 under the Securities Act of 1933 (Registration No. 333-102428).  As such, the Company is not deemed to be an "issuer" under the Sarbanes-Oxley Act of 2002, and is therefore not subject to certain of the requirements of that Act.

PART I – FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	July 3, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$13.9	$26.3
Receivables, net	164.3	127.7
Inventories	180.3	127.7
Other current assets	21.6	18.1
Total current assets	380.1	299.8

Property, plant and equipment, net	360.1	263.9
Intangible assets, net	141.0	111.3
Goodwill	674.1	575.1
Other assets	35.9	27.3
Total assets	$1,591.2	$1,277.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.9	$3.3
Trade payables	86.8	78.3
Income taxes payable	3.4	3.7
Deferred income taxes	13.0	12.8
Compensation and benefits	37.5	32.6
Current portion of pension obligations	13.6	13.6
Current portion of postretirement benefit obligations	5.7	5.7
Other current liabilities	30.3	30.9
Total current liabilities	193.2	180.9

Long-term debt	805.2	503.4
Pension obligations	71.5	75.8
Postretirement benefit obligations	33.5	34.2
Deferred income taxes	53.2	50.2
Other liabilities	7.9	8.2
Total liabilities	1,164.5	852.7

Stockholders’ equity
Common stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding 3,622,031 shares at July 3, 2005 and 3,615,428 shares at March 31, 2005	0.1	0.1
Additional paid in capital	362.6	361.6
Retained earnings	50.3	45.4
Accumulated other comprehensive income	13.7	17.6
Total stockholders’ equity	426.7	424.7
Total liabilities and stockholders’ equity	$1,591.2	$1,277.4

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in millions)

	First Quarter Ended
	July 3, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Net sales	$239.9	$188.8

Cost of sales	168.6	127.7
Gross profit	71.3	61.1

Selling, general and administrative expenses	41.9	38.1
Restructuring and other similar costs	1.9	—
Amortization of intangible assets	3.6	3.5
Income from operations	23.9	19.5

Non-operating income (expense):
Interest expense, net	(13.6)	(10.6)
Other income (expense), net	(1.4)	(0.6)
Income before income taxes	8.9	8.3
Provision for income taxes	4.0	3.3
Net income	$4.9	$5.0

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

	First Quarter Ended
	July 3, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Operating activities
Net income	$4.9	$5.0
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	9.9	7.9
Amortization of intangible assets	3.6	3.5
Amortization of deferred financing costs	0.9	0.8
Changes in operating assets and liabilities:
Receivables	(0.5)	0.2
Inventories	(3.7)	(9.4)
Other assets	(2.3)	0.1
Accounts payable	(7.0)	(7.9)
Accruals and other liabilities	(9.9)	(12.4)
Cash used for operating activities	(4.1)	(12.2)

Investing activities
Expenditures for property, plant and equipment	(4.0)	(5.0)
Acquisition of The Falk Corporation, net of cash acquired of $4.9 million	(297.9)	—
Cash used for investing activities	(301.9)	(5.0)

Financing activities
Proceeds from issuance of long-term debt	312.0	—
Net (repayments) borrowings of long term debt	(10.3)	6.3
Payment of financing fees	(7.3)	—
Proceeds from issuance of common stock	1.0	—
Cash provided by financing activities	295.4	6.3

Effect of exchange rate changes on cash	(1.8)	(0.2)
Decrease in cash	(12.4)	(11.1)
Cash at beginning of period	26.3	21.8
Cash at end of period	$13.9	$10.7

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

July 3, 2005

(Unaudited)

1.                          Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of RBS Global, Inc. and subsidiaries (collectively, “the Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a manufacturer of precision motion technology products whose portfolio includes flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products.

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

	First Quarter Ended
	July 3, 2005	June 30, 2004

Reported net income	$4.9	$5.0
Stock based employee compensation expense determined under fair value based method, net of tax	(0.3)	(0.2)
Pro forma net income	$4.6	$4.8

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions: dividend yield of 0%, expected life of 10 years; and risk-free rates of interest ranging from 3.8% to 4.0%.  The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

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

2.         Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $297.9 million ($302.8 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities.  In July 2005, the Company paid UTC an additional $3.4 million of purchase price resulting from the final working capital adjustment as defined in the purchase agreement.  The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our existing credit agreement dated May 16, 2005.  See Note 7 for more information on this amendment.  Falk, which is also headquartered in Milwaukee, is a manufacturer of gears and couplings with annual revenues of approximately $200 million.

                The Falk acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values.  The estimated fair values included in the purchase price allocation are preliminary and based upon currently available information.  We are still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets.  In addition, we are in the process of strategically assessing our combined business which may give rise to additional purchase liabilities.  Accordingly, final adjustments to the purchase price allocation may be required, and such adjustments could be significant.  We expect to finalize the purchase price allocation within one year from the date of the Falk acquisition.

The preliminary purchase price allocation resulted in the recording of $99.0 million of goodwill and $33.3 million of other intangible assets.  Other intangible assets are comprised of trademarks, patents and customer relationships.  Patents and customer relationships are being amortized over their weighted average useful lives (6 to 20 years for patents and 10 years for customer relationships).  The trademarks and goodwill, which are considered to have an indefinite life, are not being amortized but will be tested annually for impairment.

                    The following table sets forth the unaudited pro forma financial information for the Company as if the acquisition of Falk and related issuance of debt had occurred as of the beginning of each respective period (in thousands):

	First Quarter Ended
	July 3, 2005	June 30, 2004

Net sales	$265.1	$238.9
Net income	$5.0	$5.3

3.                          Income Taxes

The provision for income taxes for the fiscal quarters ended July 3, 2005 and June 30, 2004 are based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.

4.                          Comprehensive Income

Comprehensive income consists of the following (in millions):

	First Quarter Ended
	July 3, 2005	June 30, 2004

Net income	$4.9	$5.0
Other comprehensive income –
Foreign currency translation adjustments	(3.9)	(1.7)
Comprehensive income	$1.0	$3.3

5.                          Inventories

The major classes of inventories are summarized as follows (in millions):

	July 3, 2005	March 31, 2005
Finished goods	$105.4	$83.5
Work in process	42.3	20.4
Raw materials	34.2	25.0
Inventories at FIFO cost	181.9	128.9
Adjustment to state inventories at LIFO cost	(1.6)	(1.2)
	$180.3	$127.7

6.                          Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	July 3, 2005	March 31, 2005
Taxes, other than income taxes	$4.0	$1.7
Interest payable	2.2	9.9
Sales rebates	1.5	5.3
Severance obligations	2.2	2.4
Customer advances	2.9	0.3
Product warranty	2.4	0.9
Liabilities recorded in connection with business combination	0.3	0.4
Other	14.8	10.0
	$30.3	$30.9

7.                          Long-Term Debt

Long-term debt is summarized as follows (in millions):

	July 3, 2005	March 31, 2005
Term loans	$577.0	$275.0
Senior subordinated notes	225.0	225.0
Other	6.1	6.7
Total	808.1	506.7
Less current portion	2.9	3.3
Long-term debt	$805.2	$503.4

On May 16, 2005, the Company amended its existing credit agreement and obtained an additional $312 million term loan to fund the acquisition of Falk.  Under the amended Credit Agreement (the “Credit Agreement”), all of the term loans (which consist of the $312 million term loan and the pre-existing term loans) bear interest, at the Company’s option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate).  At July 3, 2005, $265.0 million of term loans bear interest at 5.55% and $312.0 million bear interest at 5.49%.  As of July 3, 2005, the term loans require annual principal payments of $4.7 million in fiscal 2008, $5.9 million in fiscal 2009, 2010 and 2011 and $554.6 million in fiscal 2012.  The Credit Agreement also contains certain revised financial covenants, including (i) a minimum consolidated interest coverage ratio of 2.25 to 1.00 through March 31, 2006; (ii) a maximum consolidated leverage ratio of 5.50 to 1.00 through September 30, 2006, and (iii) a maximum annual capital expenditures limit of $50 million.

The Credit Agreement also provides Rexnord with a $75 million revolving credit facility.  No borrowings were outstanding under this revolving credit facility at July 3, 2005, although $12.2 million of the facility is considered utilized in connection with outstanding letters of credit.

8.                          Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	First Quarter Ended
	July 3, 2005	June 30, 2004

Balance at beginning of period	$0.9	$1.1
Acquisition of Falk	1.6	—
Charged to operations	0.3	0.2
Claims settled	(0.4)	(0.1)
Balance at end of period	$2.4	$1.2

9.                          Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	First Quarter Ended
	July 3, 2005	June 30, 2004
Pension Benefits:

Service cost	$0.5	$0.8
Interest cost	3.3	3.2
Expected return on plan assets	(3.0)	(2.7)
Amortization:
Prior service cost	—	0.1
Net periodic benefit cost	$0.8	$1.4

Other Postretirement Benefits:

Service cost	$0.2	$0.2
Interest cost	0.7	0.7
Amortization:
Prior service cost	(0.1)	(0.1)
Actuarial losses	0.1	—
Net periodic benefit cost	$0.9	$0.8

In the first quarter of fiscal 2006 and 2005, the Company made contributions of $3.5 million and $2.6 million, respectively, to its U.S. qualified pension plan trusts.

10.               Related Party Transactions

                                    The Company paid a total of $5.2 million in May 2005 to The Carlyle Group and an entity controlled by the chairman of the Company’s Board of Directors for investment banking and other transaction related services as part of the Falk acquisition.  These payments have been accounted for as transaction-related expenses and included in the total cost of the Falk acquisition as discussed in Note 2.

11.                   Guarantor Subsidiaries

The following schedules present condensed consolidating financial information at July 3, 2005 and March 31, 2005 and for the three month periods ended July 3, 2005 and June 30, 2004 for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord which is also referred to as the Issuer, (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company.

Condensed Consolidating Balance Sheet (Unaudited)

July 3, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$2.8	$11.1	$—	$13.9
Receivables, net	—	—	101.2	63.1	—	164.3
Inventories	—	—	131.4	48.9	—	180.3
Other current assets	—	—	9.9	11.7	—	21.6
Total current assets	—	—	245.3	134.8	—	380.1

Receivable from (payable to) affiliates	—	86.3	28.8	(115.1)	—	—
Property, plant and equipment, net	—	—	289.2	70.9	—	360.1
Intangible assets, net	—	—	132.5	8.5	—	141.0
Goodwill	—	6.1	493.8	174.2	—	674.1
Investment in:					—
Guarantor subsidiaries	427.8	1,000.8	—	—	(1,428.6)	—
Non-guarantor subsidiaries	—	—	138.9	—	(138.9)	—
Other assets	—	26.5	7.6	1.8	—	35.9
Total assets	$427.8	$1,119.7	$1,336.1	$275.1	$(1,567.5)	$1,591.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$2.8	—	$2.9
Trade payables	—	—	58.3	28.5	—	86.8
Income taxes payable	(0.7)	(13.5)	13.5	4.1	—	3.4
Deferred income taxes	—	—	10.2	2.8	—	13.0
Compensation and benefits	—	—	26.7	10.8	—	37.5
Current portion of pension obligations	—	—	13.6	—	—	13.6
Current portion of postretirement benefit obligations	—	—	5.7	—	—	5.7
Other current liabilities	0.2	2.0	17.0	11.1	—	30.3
Total current liabilities	(0.5)	(11.5)	145.1	60.1	—	193.2

Long-term debt	—	802.0	0.9	2.3	—	805.2
Notes payable to (receivable from) affiliates, net	1.6	(97.7)	65.8	30.3	—	—
Pension obligations	—	—	31.7	39.8	—	71.5
Postretirement benefit obligations	—	—	31.5	2.0	—	33.5
Deferred income taxes	—	(0.9)	52.5	1.6	—	53.2
Other liabilities	—	—	7.8	0.1	—	7.9
Total liabilities	1.1	691.9	335.3	136.2	—	1,164.5

Stockholders’ equity	426.7	427.8	1,000.8	138.9	(1,567.5)	426.7
Total liabilities and stockholders’ equity	$427.8	$1,119.7	$1,336.1	$275.1	$(1,567.5)	$1,591.2

Condensed Consolidating Balance Sheet

March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$15.9	$10.4	$—	$26.3
Receivables, net	—	—	65.0	62.7	—	127.7
Inventories	—	—	81.6	46.1	—	127.7
Other current assets	—	—	11.3	6.8	—	18.1
Total current assets	—	—	173.8	126.0	—	299.8

Receivable from (payable to) affiliates	—	79.7	36.3	(116.0)	—	—
Property, plant and equipment, net	—	—	194.8	69.1	—	263.9
Intangible assets, net	—	—	103.5	7.8	—	111.3
Goodwill	—	8.1	392.8	174.2	—	575.1
Investment in:
Guarantor subsidiaries	425.7	940.9	—	—	(1,366.6)	—
Non-guarantor subsidiaries	—	—	115.0	—	(115.0)	—
Other assets	—	18.8	7.6	0.9	—	27.3
Total assets	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$(0.1)	$3.4	$—	$3.3
Trade payables	—	—	43.8	34.5	—	78.3
Income taxes payable	(0.7)	(13.5)	14.3	3.6	—	3.7
Deferred income taxes	—	—	9.8	3.0	—	12.8
Compensation and benefits	—	—	21.9	10.7	—	32.6
Current portion of pension obligations	—	—	11.0	2.6	—	13.6
Current portion of postretirement obligation	—	—	5.7		—	5.7
Other current liabilities	—	9.7	15.1	6.1	—	30.9
Total current liabilities	(0.7)	(3.8)	121.5	63.9	—	180.9

Long-term debt	—	500.0	0.9	2.5	—	503.4
Notes payable to (receivable from) affiliates, net	1.7	125.0	(165.5)	38.8	—	—
Pension obligations	—	—	38.8	37.0	—	75.8
Postretirement benefit obligations	—	—	32.1	2.1	—	34.2
Deferred income taxes	—	0.6	47.1	2.5	—	50.2
Other liabilities	—	—	8.0	0.2	—	8.2
Total liabilities	1.0	621.8	82.9	147.0	—	852.7

Stockholders’ equity	424.7	425.7	940.9	115.0	(1,481.6)	424.7
Total liabilities and stockholders’ equity	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Condensed Consolidating Statement of Income (Unaudited)

First Quarter Ended

July 3, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$180.9	$73.9	$(14.9)	$239.9
Cost of sales	—	—	128.0	55.5	(14.9)	168.6
Gross profit	—	—	52.9	18.4	—	71.3

Selling, general and administrative expenses	—	—	28.1	13.8	—	41.9
Restructuring and other similar costs	—	—	1.6	0.3	—	1.9
Amortization of intangible assets	—	—	3.6	—	—	3.6
Income (loss) from operations	—	—	19.6	4.3	—	23.9

Non-operating income (expense):
Interest expense:
To third parties	—	(13.3)	—	(0.3)	—	(13.6)
To affiliates	—	2.0	0.2	(2.2)	—	—
Other income (expense), net	(0.5)	(0.7)	(0.2)	—	—	(1.4)
Income (loss) before income taxes	(0.5)	(12.0)	19.6	1.8	—	8.9
Provision (benefit) for income taxes	(0.2)	(4.1)	7.7	0.6	—	4.0
Income (loss) before equity in earnings (loss) of subsidiaries	(0.3)	(7.9)	11.9	1.2	—	4.9
Equity in earnings (loss) of subsidiaries	5.2	13.1	1.2	—	(19.5)	—
Net income (loss)	$4.9	$5.2	$13.1	$1.2	$(19.5)	$4.9

Condensed Consolidating Statement of Income (Unaudited)

First Quarter Ended

June 30, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$134.0	$67.9	$(13.1)	$188.8
Cost of sales	—	—	91.2	49.6	(13.1)	127.7
Gross profit	—	—	42.8	18.3	—	61.1

Selling, general and administrative expenses	—	—	24.9	13.2	—	38.1
Restructuring and other similar costs	—	—	—	—	—	—
Amortization of intangible assets	—	—	3.4	0.1	—	3.5
Income from operations	—	—	14.5	5.0	—	19.5

Non-operating income (expense):
Interest expense:
To third parties	—	(10.2)	—	(0.4)	—	(10.6)
To affiliates	—	1.8	0.5	(2.3)	—	—
Interest income from affiliates	—	—	—	—	—	—
Other, net	(0.5)	—	(0.1)	—	—	(0.6)
Income (loss) before income taxes	(0.5)	(8.4)	14.9	2.3	—	8.3
Provision (benefit) for income taxes	(0.2)	(3.4)	6.0	0.9	—	3.3
Income (loss) before equity in earnings (loss) of subsidiaries	(0.3)	(5.0)	8.9	1.4	—	5.0
Equity in earnings (loss) of subsidiaries	5.3	10.3	1.4	—	(17.0)	—
Net income (loss)	5.0	5.3	$10.3	$1.4	$(17.0)	$5.0

Condensed Consolidating Statement of Cash Flows (Unaudited)

First Quarter Ended

July 3, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$4.9	$5.2	$13.1	$1.2	$(19.5)	$4.9
Noncash adjustments	(5.2)	(12.2)	9.8	2.5	19.5	14.4
Changes in operating assets and liabilities	(0.7)	10.2	(32.7)	(0.2)	—	(23.4)
Cash (used for) provided by operating activities	(1.0)	3.2	(9.8)	3.5	—	(4.1)

Investing activities
Expenditures for property, plant and equipment	—	—	(3.5)	(0.5)	—	(4.0)
Acquisition of Falk, net of cash acquired	—	(297.9)	—	—	—	(297.9)
Cash used for investing activities	—	(297.9)	(3.5)	(0.5)	—	(301.9)

Financing activities
Proceeds from issuance of long-term debt	—	312.0	—	—	—	312.0
Net repayments of long-term debt	—	(10.0)	0.2	(0.5)	—	(10.3)
Payment of financing fees	—	(7.3)	—	—	—	(7.3)
Proceeds from issuance of common stock	1.0	—	—	—	—	1.0
Cash provided by (used for) financing activities	1.0	294.7	0.2	(0.5)	—	295.4

Effect of exchange rate changes on cash	—	—	—	(1.8)		(1.8)
Decrease in cash	—	—	(13.1)	0.7	—	(12.4)
Cash at beginning of period	—	—	15.9	10.4	—	26.3
Cash at end of period	$—	$—	$2.8	$11.1	$—	$13.9

Condensed Consolidating Statement of Cash Flows (Unaudited)

First Quarter Ended

June 30, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$5.0	$5.3	$10.3	$1.4	$(17.0)	$5.0
Noncash adjustments	(5.4)	(9.5)	7.5	2.6	17.0	12.2
Changes in operating assets and liabilities	0.4	(1.7)	(18.8)	(9.3)	—	(29.4)
Cash used for operating activities	—	(5.9)	(1.0)	(5.3)	—	(12.2)

Investing activities
Expenditures for property, plant and equipment	—	—	(3.8)	(1.2)	—	(5.0)
Cash used for investing activities	—	—	(3.8)	(1.2)	—	(5.0)

Financing activities
Net borrowings of long-term debt	—	5.9	—	0.4	—	6.3
Cash provided by financing activities	—	5.9	—	0.4	—	6.3

Effect of exchange rate changes on cash	—	—	—	(0.2)	—	(0.2)
Decrease in cash	—	—	(4.8)	(6.3)	—	(11.1)
Cash at beginning of period	—	—	9.1	12.7	—	21.8
Cash at end of period	$—	$—	$4.3	$6.4	$—	$10.7

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.  Management believes that as of July 3, 2005 and for the quarter then ended, there has been no material change to this information.

Fiscal Year

The Company is on a fiscal year ended March 31.  The first quarter of fiscal 2006 is the quarter ended July 3, 2005 and the first quarter of fiscal 2005 is the quarter ended June 30, 2004.

Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $297.9 million ($302.8 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities.  In July 2005, the Company paid UTC an additional $3.4 million of purchase price resulting from the final working capital adjustment as defined in the purchase agreement.  The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our existing credit agreement dated May 16, 2005.  See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on this amendment, which was filed as an exhibit to our fiscal 2005 Form 10-K.  Falk, which is also headquartered in Milwaukee, is a manufacturer of gears and couplings with annual revenues of approximately $200 million.  The Falk acquisition is highly complementary to the Rexnord business and improves the Company’s position in industrial markets.

The Falk acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values.  The estimated fair values included in the purchase price allocation are preliminary and based upon currently available information.  We are still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets.  In addition, we are in the process of strategically assessing our combined business which may give rise to additional purchase liabilities.  Accordingly, final adjustments to the purchase price allocation may be required, and such adjustments could be significant.  We expect to finalize the purchase price allocation within one year from the date of the Falk acquisition.

Overview

Sales in the first quarter of fiscal 2006 (quarter ended July 3, 2005) improved significantly versus the first quarter of fiscal 2005 (quarter ended June 30, 2004).   The sales growth in the first quarter was driven by the acquisition of Falk as well as organic growth in historical Rexnord distribution customers and OEM customers in the sectors in which our products are utilized.  In addition to the sales growth, orders in the first quarter grew 7% (excluding Falk) over the prior year quarter, the seventh consecutive quarter in which orders have increased over the comparable prior year period.

Income from operations in the first quarter of fiscal 2006 increased $4.4 million over the first quarter of last year due to the acquisition of Falk, higher sales and better operating leverage as we continued our efforts to reduce selling, general and administrative expenses through expense reductions and strict cost controls.  The increase in income from operations was offset by higher non-operating expenses of $3.8 million (due primarily to higher interest expense and financing expenses related to the additional term loan that was used to fund the acquisition of Falk) and higher income tax expense of $0.7 million.  As a result, net income decreased $0.1 million compared to the first quarter of fiscal 2005.

Results of Operations

	First Quarter Ended
(in millions)	July 3, 2005	June 30, 2004

Net sales	$239.9	$188.8
Cost of sales	168.6	127.7
Gross profit	71.3	61.1
Gross profit as a % of sales	29.7%	32.4%

Selling, general and administrative expenses	41.9	38.1
Restructuring and other similar costs	1.9	—
Amortization of intangible assets	3.6	3.5
Income from operations	23.9	19.5

Non-operating income (expense):
Interest expense, net	(13.6)	(10.6)
Other, net	(1.4)	(0.6)
Income before income taxes	8.9	8.3
Provision for income taxes	4.0	3.3
Net income	$4.9	$5.0

First Quarter Ended July 3, 2005 Compared with the First Quarter Ended June 30, 2004

Net Sales

Sales in the first fiscal quarter of 2006 were $239.9 million, an increase of $51.1 million or 27%, from last year’s first quarter sales of $188.8 million.  The acquisition of Falk accounted for approximately two-thirds of the sales increase, while organic growth in each of our major product lines drove the remainder of the year over year sales growth.  Sales in our industrial businesses (flattop, bearing, coupling, gear, industrial chain and special components) grew 27% over the prior year quarter due to the acquisition of Falk and to improved market conditions within our end markets of food and beverage, construction, forest products, energy and cement.  In addition to the growth in industrial businesses, our aerospace product line (bearings and seals) grew 27% in the first quarter of fiscal 2006 over the prior year quarter as economic conditions continued to improve within the Company’s aerospace and commercial airframe manufacturer customer base.  On a constant currency basis, sales in the first quarter of 2006 were favorably impacted by $1.8 million compared to the first quarter of fiscal 2005 as the Euro strengthened against the U.S. Dollar.  The table below reconciles sales on a constant currency basis to the comparable GAAP sales information.

	Three Months Ended July 3, 2005
(in millions)	Sales	Currency Translation	Sales Excluding Currency Translation

United States	$171.0	$—	$171.0
Canada	9.2	(0.7)	8.5
Europe	49.2	(0.6)	48.6
Rest of World	10.5	(0.5)	10.0
	$239.9	$(1.8)	$238.1

Gross Profit

Gross profit in the first quarter of fiscal 2006 was $71.3 million, an increase of $10.2 million or 17% over the first quarter fiscal 2005 gross profit of $61.1 million.  Gross profit margins in the first quarter of fiscal 2006 decreased 270 basis points to 29.7% compared to 32.4% in the first quarter of fiscal 2005.  The increased sales volume in the first fiscal quarter of 2006 compared to 2005 was the primary contributor to the improvement in gross profit dollars.  Our overall gross profit margin declined year over year primarily due to the acquisition of Falk which historically has had slightly lower margins than the historical Rexnord business.  We also established a reserve of $0.9 million in the first quarter of fiscal 2006 related to the resolution of a product sourcing dispute.  Lastly, we recorded LIFO expense of $0.4 million in the first quarter of fiscal 2006 while no LIFO expense was recorded in the first quarter of fiscal 2005.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses expressed as a percentage of sales declined in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 to 17.5% from 20.2%.  The reduction in SG&A as a percent of sales is due primarily to better operating leverage as we continued our efforts to reduce selling, general and administrative expenses through expense reductions and strict cost controls.  SG&A headcount related to the historical Rexnord business is down 84 employees from the first quarter of fiscal 2005.  SG&A expenses grew in the first quarter of fiscal 2006 by $3.8 million to $41.9 million.  The SG&A dollar increase in the first quarter of 2006 is primarily the result of the Falk acquisition.

Restructuring and Similar Costs

We expensed $1.9 million of restructuring and similar costs in the first quarter of fiscal 2006, the majority of which related to ongoing expense reduction activities.  The remainder relates to the continuation of certain Falk plant consolidation activity that had been initiated prior to our acquisition of Falk.   We did not incur any restructuring or similar costs in the first quarter of fiscal 2005.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets which include patents, a distribution network , a covenant not to compete and customer relationships.  Amortization of these intangible assets amounted to $3.6 million in the first quarter of fiscal 2006 and $3.5 million in the first quarter of fiscal 2005.  The slight increase between years is due to amortization of the acquired Falk intangible assets.

Interest Expense, net

Interest expense (net of interest income) was $13.6 million in the first quarter of fiscal 2006 compared to $10.6 million in the first quarter of fiscal 2005.  The $3.0 million increase in our net interest expense in the first quarter of fiscal 2006 versus the prior year quarter was attributable primarily to interest on the additional $312 million term loan used to fund the Falk acquisition.

Other Expense, net

Other expenses were $1.4 million in the first quarter of fiscal 2006 compared to $0.6 million in the first quarter of fiscal 2005.  The $0.8 million increase in other expenses between years relates primarily to attorney fees incurred as part of the refinancing of our credit agreement.

Income Tax Expense

Our effective income tax rate for the first quarter of fiscal 2006 was 45% compared to 40% in the first quarter of fiscal 2005.  The increase between years is due primarily to certain one-time non-deductible expenses incurred in the first quarter of fiscal 2006.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is available cash, cash flow from operations and availability to borrow up to $75 million under our revolving credit facility.  As of July 3, 2005, we had $13.9 million of cash and had approximately $62.8 million of additional borrowings available to us under our revolving credit facility (there were no borrowings outstanding under the facility; however, $12.2 million of the facility was utilized in connection with outstanding letters of credit).  At March 31, 2005, there were no borrowings outstanding under the revolving credit facility; however, approximately $10.8 million of the facility was utilized in connection with outstanding letters of credit. The revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash used for operating activities in the first quarter of fiscal 2006 was $4.1 million compared to $12.2 million in the first quarter of fiscal 2005.  The uses of cash in the first quarter of both fiscal years were driven primarily by (ii) reductions in accounts payable driven by normal season patterns, and (ii) normal seasonal payouts of various accrued liabilities including interest payable, compensation and benefits, and sales rebates.  The year-over-year reduction in cash used for operating activities of $8.1 was driven by continued efforts to better manage working capital, particularly with respect to inventories which utilized $5.7 million less of cash between years.  We do not expect to continue to use cash to fund any significant portion of our future working capital requirements for the remainder of fiscal 2006.

Net cash used for investing activities was $301.9 million in the first quarter of fiscal 2006 compared to $5.0 million in the first quarter of fiscal 2005.  The increase in cash used for investing activities was due almost entirely to our acquisition of Falk in May 2005 which utilized $297.9 million of cash ($302.8 purchase price including transaction costs, net of cash acquired of $4.9 million).

Our net cash provided by financing activities in the first quarter of fiscal 2006 includes $312 million of additional term loans issued in May 2005 under our amended credit agreement (the “Credit Agreement”).  The proceeds from the term loans, net of $7.3 million of financing costs paid, were used to finance the acquisition of Falk.  Our strong operating performance allowed us to repay $10.3 million of debt during the first quarter of fiscal 2006, including $10.0 million of principal of the term loans.  In the first quarter of fiscal 2005, we borrowed a total of $6.3 million under our revolving and other short-term working capital facilities.  We also received $1.0 of cash proceeds from the issuance of common stock during the first quarter of fiscal 2006.

As of July 3, 2005 we had $808.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at July 3, 2005	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities – term loans at variable rates	577.0	$—	$577.0
10.12% Senior Subordinated Notes - fixed rate	225.0	—	225.0
Other Debt	6.1	2.9	3.2
	$808.1	$2.9	$805.2

As of July 3, 2005, the term loans require annual principal payments of $4.7 million in fiscal 2008, $5.9 million in fiscal 2009, 2010 and 2011 and $554.6 million in fiscal 2012.

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

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including the senior subordinated notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for the foreseeable future.

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

Under our Credit Agreement, all of our term loans bear interest, at the Company’s option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate).  At July 3, 2005, $265.0 million of term loans bear interest at 5.55% and $312.0 million bear interest at 5.49%.  Our results of operations would likely be affected by changes in market interest rates on these obligations. A hypothetical increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $5.8 million on an annual basis.

We had outstanding fixed rate long-term debt obligations with carrying values of $225.0 million at July 3, 2005.  The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, except that this evaluation did not extend to Falk’s operations.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded (except with respect to Falk) that our disclosure controls and procedures were effective as of the end of the quarter ended July 3, 2005.  We expect to begin evaluating Falk’s controls and procedures during the second quarter of fiscal 2006.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, and in Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  Management believes that as of August 10, 2005, there have been no material changes to this information, other than the following developments:

•      The case entitled GE Transportation Systems v. Rexnord has been dismissed with prejudice, with Invensys providing full indemnification to Rexnord for all related costs and expenses.

•      The cases entitled Teresa and Al LeClercq et al v. Lockformer et al v. Arrow Gear Company et al and Mejdrech et al v. Met-Coil Systems/The Lockformer Company v. Arrow Gear Company et al. have both been dismissed with prejudice as against Rexnord.  Invensys indemnified Rexnord for all related costs and expenses.

•      The appeal filed by Roanoke Cement Company in the case entitled Roanoke Cement Company v. The Falk Corporation and Hamilton Sundstrand Corporation has been dismissed.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6.                                         EXHIBITS

Exhibit 3.1                                          Certificate of Incorporation of The Falk Corporation dated December 3, 1968

Exhibit 3.2                                          Certificate of Incorporation of The Falk Service Corporation dated August 12, 1985

Exhibit 3.3                                          Amended and Restated By-Laws of The Falk Corporation dated June 30, 2004

Exhibit 3.4                                          Amended and Restated By-Laws of The Falk Service Corporation dated June 30, 2004

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

RBS GLOBAL, INC. and REXNORD CORPORATION

Date:	August 10, 2005	By:	/s/ Thomas J. Jansen
		Name:	Thomas J. Jansen
		Title:	VP Finance and Chief Financial Officer