Form 10-K/A
period 2005-03-31
REXNORD CORP; RBS GLOBAL INC
filed 2005-10-06
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 15, 2005, 3,622,031 shares of RBS Global, Inc. common stock, $0.01 par value, were outstanding.  There is no trading market for the common stock of RBS Global, Inc.

As of June 15, 2005, 1,000 shares of Rexnord Corporation common stock, $0.01 par value, were outstanding.  There is no trading market for the common stock of Rexnord Corporation.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part II, Item 8 of the RBS Global, Inc. and Rexnord Corporation Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 15, 2005, to include a signed copy of the Audit Report of Ernst & Young LLP, an Independent Registered Public Accounting Firm.  The Form 10-K inadvertently included an unsigned copy of such report.  Except for providing a signed copy of the Audit Report, this Form 10-K/A does not reflect any events that occurred after the filing of the Form 10-K nor does it modify, amend or update any disclosures contained in the Form 10-K to reflect any subsequent events.

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

/s/ Ernst & Young LLP
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

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

				Predecessor (Note 1)
	Year ended March 31,		Period from November 25, 2002 through March 31,	Period from April 1, 2002 through November 24,
	2005	2004	2003	2002
Operating activities
Net income	$21.6	$14.2	$9.6	$20.3
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	31.6	31.5	10.2	23.2
Amortization of intangibles	13.8	13.9	4.6	1.0
Amortization of deferred financing fees	3.6	3.4	1.0	—
Non-cash gain on pension and OPEB curtailment	—	(6.6)	—	—
Deferred income taxes	8.8	2.7	(1.3)	0.4
(Gain) loss on dispositions of fixed assets	(2.1)	(0.9)	—	0.3
Non-cash restructuring charges	—	—	—	0.1
Changes in operating assets and liabilities:
Receivables	(4.6)	5.0	(9.6)	(32.9)
Inventories	9.5	1.3	3.0	(2.8)
Other assets	(3.6)	(1.6)	(0.5)	(0.7)
Trade payables	3.8	12.0	—	(28.3)
Trading balances with affiliates	—	—	—	(8.4)
Accruals and other liabilities	(15.0)	(29.9)	34.1	0.8
Cash provided by (used for) operating activities	67.4	45.0	51.1	(27.0)

Investing activities
Acquisition of Rexnord Group	—	(10.4)	(913.5)	—
Expenditures for property, plant and equipment	(25.7)	(22.1)	(6.9)	(11.8)
Proceeds from dispositions of fixed assets	6.4	1.8	0.4	0.6
Cash used for investing activities	(19.3)	(30.7)	(920.0)	(11.2)

Financing activities
Net borrowings (repayments) of long-term debt	(44.2)	(30.1)	(14.7)	0.2
Proceeds from issuance of long-term debt	—	—	587.0	—
Payment of financing fees	—	(1.1)	(25.5)	—
Proceeds from exercise of stock options	2.0	—	—	—
Other common stock activity	0.2	—	—	—
Capital contribution	—	—	359.5	—
Net increase in funding balances with affiliates	—	—	—	16.2
Cash provided by (used for) financing activities	(42.0)	(31.2)	906.3	16.4
Effect of exchange rate changes on cash	(1.6)	1.5	(0.1)	0.1
Increase (decrease) in cash	4.5	(15.4)	37.3	(21.7)
Cash (overdraft) at beginning of period	21.8	37.2	(0.1)	21.6
Cash (overdraft) at end of period	$26.3	$21.8	$37.2	$(0.1)

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

5.             Property, Plant and Equipment

Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2005	2004
Land	$10.6	$11.8
Buildings and improvements	60.7	65.9
Machinery and equipment	242.5	226.7
Hardware and software	10.0	7.9
	323.8	312.3
Less accumulated depreciation	59.9	42.1
	$263.9	$270.2

6.             Intangible Assets and Goodwill

Intangible assets are summarized as follows (in millions):

	March 31, 2005		March 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Covenant not to compete	$45.0	$(26.2)	$45.0	$(15.0)
Patents	15.6	(3.7)	15.6	(2.0)
Distribution network	15.5	(2.4)	15.5	(1.4)
Intangible asset not subject to amortization - trademarks and tradenames	67.5	—	67.5	—
	$143.6	$(32.3)	$143.6	$(18.4)

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

9.             Leases

The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2017. Rent expense totaled $5.5 million, $5.6 million, $2.2 million, and $4.5 million for the years ended March 31, 2005 and 2004, and for the periods from November 25, 2002 through March 31, 2003 and April 1, 2002 through November 24, 2002, respectively.

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

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase				One Percentage Point Decrease
	Year ended March 31,		Period from November 25, 2002 through March 31,	Period from April 1, 2002 through November	Year ended March 31,		Period from November 25, 2002 through March 31,	Period from April 1, 2002 through November
	2005	2004	2003	24, 2002	2005	2004	2003	24, 2002
Increase (decrease) in total of service and interest cost components	$0.2	$0.3	$0.1	$0.4	$(0.2)	$(0.3)	$(0.1)	$(0.4)
Increase (decrease) in postretirement benefit obligation	$3.0	$3.9	$5.1	$7.1	$(2.6)	$(3.3)	$(4.6)	$(6.5)

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

12.          Income Taxes

The components of the provision for income taxes are as follows (in millions):

			Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002

	Year ended March 31,
	2005	2004
Current:
United States	$—	$—	$3.0	$9.9
Non-United States	4.2	5.2	3.3	4.9
State and local	1.2	0.8	1.5	0.8
Total current	5.4	6.0	7.8	15.6

Deferred:
United States	6.8	2.8	(3.2)	(0.4)
Non-United States	—	0.2	2.3	0.4
State and local	2.0	(0.3)	(0.4)	0.4
Total deferred	8.8	2.7	(1.3)	0.4

Provision for income taxes	$14.2	$8.7	$6.5	$16.0

The provision for income taxes was calculated based upon the following components of income before income taxes (in millions):

	Year endedMarch 31,		Period from November 25, 2002 through March 31,	Period from April 1, 2002 through November
	2005	2004	2003	24, 2002

United States	$28.3	$18.0	$12.6	$30.7
Non-United States	7.5	4.9	3.5	5.6

Income before income taxes	$35.8	$22.9	$16.1	$36.3

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31,
	2005	2004
Deferred tax assets:
Retirement benefits	$26.4	$30.8
US federal and state tax operating loss carryforwards (gross amount of taxable losses of $21.4 as of March 31, 2005)	4.7	8.8
Foreign tax credit carryforwards	17.5	11.5
Foreign net operating loss carryforwards	14.1	11.6
Other	0.5	2.5
	63.2	65.2
Valuation allowance	(18.1)	(14.4)
Total deferred tax assets	45.1	50.8

Deferred tax liabilities:
Property, plant and equipment	53.1	56.2
Compensation and benefits	1.0	1.1
Inventories	12.2	6.4
Intangible assets	36.6	37.5
Other	5.2	5.7
Total deferred tax liabilities	108.1	106.9
Net deferred tax liabilities	$63.0	$56.1

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

The provision for income taxes differs from the United States statutory income tax rate due to the following item (in millions):

	Year ended March 31,		Period from November 25, 2002 through March 31,	Period from April 1, 2002 through November
	2005	2004	2003	24, 2002
Provision for income taxes at U.S. statutory income tax rate	$12.5	$8.0	$5.6	$12.7
State and local income taxes	2.1	0.6	0.7	1.4
Net effects of foreign tax rates and credits	(0.6)	1.6	(0.5)	0.7
Foreign net operating loss carryforward utilized	(1.0)	(1.2)	—	—
Foreign net operating losses for which tax benefit was not provided	1.4	—	1.2	2.2
Other	(0.2)	(0.3)	(0.5)	(1.0)
Provision for income taxes	$14.2	$8.7	$6.5	$16.0

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

2.2***	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Corporation, Hamilton Sundstrand Corporation and The Falk Corporation.
3.1*	Certificate of Incorporation of Rexnord Corporation, filed September 26, 2002.
3.2*	Amended and Restated Certificate of Incorporation of Rexnord Industries, Inc., filed October 28, 1992.
3.3*	Certificate of Incorporation of PT Components Inc., filed August 25, 1981.
3.4*	Certificate of Incorporation of RBS Acquisition Corporation, filed September 26, 2002.
3.5*	Certificate of Incorporation of Rexnord Germany-1 Inc., filed February 24, 1987.
3.6*	Certificate of Incorporation of Rexnord International Inc., filed November 12, 1964.
3.7*	Certificate of Incorporation of Winfred Berg Licensco Inc., filed December 5, 1988.
3.8*	Certificate of Incorporation of W.M. Berg Inc., filed August 11, 1980.
3.9*	Certificate of Incorporation of RAC-I, Inc., filed November 12, 2002.
3.10*	Certificate of Incorporation of RBS North America, Inc., filed November 4, 2002.
3.11*	Restatement of Articles of Incorporation of Prager Incorporated, filed July 6, 1989.
3.12*	Amended and Restated Articles of Incorporation of Addax Inc., filed August 18, 1987.
3.13*	Certificate of Consolidation of Belson Corporation and the Highfield Mfg. Company into Clarkson Industries, Inc., filed December 1, 1967.

3.14*	Articles of Incorporation of Rexnord Ltd., filed September 3, 1970.
3.15*	Articles of Incorporation of Rexnord Puerto Rico Inc., filed June 14, 1978.
3.16*	Articles of Incorporation of Betzdorf Chain Company Inc., filed February 21, 1980.
3.17*	Restated Certificate of Incorporation of RBS Global, Inc., filed November 19, 2002.
3.18*	Certificate of Formation of RBS China Holdings, L.L.C., dated October 21, 2002.
3.19*	By-laws of Rexnord Corporation.
3.20*	Amended and Restated By-laws of Rexnord Industries, Inc.
3.21****	Amended and Restated By-Laws of PT Components Inc.
3.22*	By-Laws of RBS Acquisition Corporation.
3.23****	Amended and Restated By-Laws of Rexnord Germany-1 Inc.
3.24****	Amended and Restated By-Laws of Rexnord International Inc.
3.25****	Amended and Restated By-Laws of Winfred Berg Licensco Inc.
3.26****	Amended and Restated By-Laws of W.M. Berg Inc.
3.27****	Amended and Restated By-Laws of RAC-I, Inc.
3.28*	By-Laws of RBS North America, Inc.
3.29****	Amended and Restated By-Laws of Prager Incorporated.
3.30****	Amended and Restated By-Laws of Addax Inc.
3.31****	Amended and Restated By-Laws of Clarkson Industries, Inc.
3.32****	Amended and Restated By-Laws of Rexnord Ltd.
3.33****	Amended and Restated By-Laws of Rexnord Puerto Rico Inc.
3.34****	Amended and Restated By-Laws of Betzdorf Chain Company Inc.
3.35*	By-Laws of RBS Global, Inc.
3.36*	Limited Liability Company Agreement of RBS China Holdings, L.L.C.
3.37****	By-Laws of Prager Service, Inc.
4.1*

Senior Subordinated Note Indenture with respect to the 10 1/8% Senior Subordinated Notes due 2012, between Rexnord Corporation, Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated November 25, 2002.

4.2*	Form of 10 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.1).
10.1****

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

10.19**	Release and Severance Agreement between Rexnord Corporation and Thomas J. Smith dated January 21, 2005.(1)
10.20****	Stock Purchase Plan of RBS Global, Inc. (1)
21.1****	List of Subsidiaries.
31.1	Certification of Robert A. Hitt, Chief Executive Officer
31.2	Certification of Thomas J. Jansen, Chief Financial Officer
99****	Separation Agreement and Release between Rexnord Industries, Inc. and John Gialouris dated March 9, 2005 (1)

*	Incorporated by reference to the Exhibits filed with Rexnord Corporation’s Registration Statement on Form S-4 filed May 15, 2003.

**	Incorporated by reference to the Exhibit filed with Rexnord Corporation’s Form 8-K dated January 21, 2005.

***	Incorporated by reference to the Exhibit filed with Rexnord Corporation’s Form 8-K dated May 19, 2005.

****	Incorporated by reference to the Exhibit filed with Rexnord Corporation’s Form 10-K filed June 15, 2005.

(1)          Management plan or compensatory plan or arrangement.

(c)                                  Financial Statements Excluded from Annual Report to Shareholders.

Not applicable.

Rexnord Corporation

Schedule II—Valuation and Qualifying Accounts

Fiscal Years Ended March 31, 2003, 2004, and 2005

(in millions of dollars)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year

Period April 1, 2002 to November 24, 2002 (Predecessor):
Valuation allowance for trade and notes receivable	1.6	0.5	—	(0.4)	1.7
Valuation allowance for excess and obsolete inventory	11.1	1.6	—	(1.5)	11.2
Valuation allowance for income taxes	12.2	—	—	(0.1)	12.1

Period November 25, 2002 through March 31, 2003:
Valuation allowance for trade and notes receivable	1.7	0.6	2.0	(0.8)	3.5
Valuation allowance for excess and obsolete inventory	11.2	0.4	3.1	(1.1)	13.6
Valuation allowance for income taxes	12.1	—	—	(0.4)	11.7

Fiscal Year 2004:
Valuation allowance for trade and notes receivable	3.5	1.2	1.0	(2.1)	3.6
Valuation allowance for excess and obsolete inventory	13.6	1.5	—	(6.0)	9.1
Valuation allowance for income taxes	11.7	2.8	—	(0.1)	14.4

Fiscal Year 2005:
Valuation allowance for trade and notes receivable	3.6	1.1	0.2	(1.7)	3.2
Valuation allowance for excess and obsolete inventory	9.1	3.1	1.6	(3.2)	10.6
Valuation allowance for income taxes	14.4	1.9	—	(0.8)	15.5

(1)   Uncollectible amounts, dispositions charged against the reserve, and consumption of net operating losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC.

By:	/s/ THOMAS H. JANSEN
Name:	Thomas H. Jansen
Title:	Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: October 6, 2005

REXNORD CORPORATION

By:	/s/ THOMAS H. JANSEN
Name:	Thomas H. Jansen
Title:	Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: October 6, 2005