Form 10-Q
period 2005-10-02
REXNORD CORP; RBS GLOBAL INC
filed 2005-10-26
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	October 2, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$13.1	$26.3
Receivables, net	158.4	127.7
Inventories	185.5	127.7
Other current assets	21.3	18.1
Total current assets	378.3	299.8

Property, plant and equipment, net	357.6	263.9
Intangible assets, net	138.6	111.3
Goodwill	680.8	575.1
Other assets	32.0	27.3
Total assets	$1,587.3	$1,277.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.4	$3.3
Trade payables	83.7	78.3
Income taxes payable	2.3	3.7
Deferred income taxes	11.6	12.8
Compensation and benefits	39.3	32.6
Current portion of pension obligations	16.6	13.6
Current portion of postretirement benefit obligations	5.7	5.7
Other current liabilities	45.9	30.9
Total current liabilities	207.5	180.9

Long-term debt	780.9	503.4
Pension obligations	63.0	75.8
Postretirement benefit obligations	33.0	34.2
Deferred income taxes	59.4	50.2
Other liabilities	7.7	8.2
Total liabilities	1,151.5	852.7

Stockholders’ equity
Common stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding 3,622,031 shares at October 2, 2005 and 3,615,428 shares at March 31, 2005	0.1	0.1
Additional paid in capital	362.7	361.6
Retained earnings	58.0	45.4
Accumulated other comprehensive income	15.0	17.6
Total stockholders’ equity	435.8	424.7
Total liabilities and stockholders’ equity	$1,587.3	$1,277.4

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in millions)

	Three Months Ended		Six Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$273.3	$199.3	$513.2	$388.1

Cost of sales	186.5	137.6	355.1	265.3
Gross profit	86.8	61.7	158.1	122.8

Selling, general and administrative expenses	48.0	37.2	89.9	75.3
Restructuring and other similar costs	3.9	1.3	5.8	1.3
Amortization of intangible assets	4.0	3.4	7.6	6.9
Income from operations	30.9	19.8	54.8	39.3

Non-operating income (expense):
Interest expense, net	(16.2)	(11.0)	(29.8)	(21.6)
Other, net	(1.5)	0.1	(2.9)	(0.5)
Income before income taxes	13.2	8.9	22.1	17.2
Provision for income taxes	5.5	3.7	9.5	7.0
Net income	$7.7	$5.2	$12.6	$10.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended
	October 2, 2005	October 3, 2004
	(Unaudited)	(Unaudited)
Operating activities
Net income	$12.6	$10.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20.7	15.8
Amortization of intangible assets	7.6	6.9
Amortization of deferred financing costs	1.8	1.6
Other noncash items	0.3	(1.0)
Changes in operating assets and liabilities:
Receivables	5.0	8.6
Inventories	(7.7)	(9.9)
Other assets	(2.1)	(0.5)
Accounts payable	(10.1)	(11.1)
Accruals and other liabilities	2.7	(11.8)
Cash provided by operating activities	30.8	8.8

Investing activities
Expenditures for property, plant and equipment	(12.7)	(13.0)
Proceeds from dispositions of fixed assets	—	1.0
Acquisition of The Falk Corporation, net of cash acquired of $4.9 million	(301.3)	—
Cash used for investing activities	(314.0)	(12.0)

Financing activities
Proceeds from issuance of long-term debt	312.0	—
Net payments on long-term debt	(35.2)	(4.0)
Payment of financing fees	(7.5)	—
Proceeds from issuance of common stock	1.0	1.9
Cash provided by (used for) financing activities	270.3	(2.1)

Effect of exchange rate changes on cash	(0.3)	(0.1)
Decrease in cash	(13.2)	(5.4)
Cash at beginning of period	26.3	21.8
Cash at end of period	$13.1	$16.4

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

October 2, 2005

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

	Three Months Ended		Six Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Reported net income	$7.7	$5.2	$12.6	$10.2
Stock based compensation expense recorded, net of tax	0.1	—	0.1	—
Stock based compensation expense determined under fair value based method, net of tax	(0.3)	(0.2)	(0.6)	(0.4)
Pro forma net income	$7.5	$5.0	$12.1	$9.8

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions: dividend yield of 0%, expected life of 10 years, and risk-free rates of interest ranging from 3.8% to 4.0%.  The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share Based Payment (SFAS 123(R)).  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the requisite service period, generally as the awards vest.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123(R) such that we are now required to adopt SFAS 123(R) in the first quarter of fiscal 2007.  SFAS 123(R) applies to all awards granted after June 30, 2005 and to previously granted unvested awards as of the adoption date.  We are evaluating the effect of SFAS 123(R) on our financial statements and related disclosures, but currently do no expect the effect on compensation expense, net of related tax, to be significant.

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

2.             Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities.  This purchase price includes a $3.4 million payment to UTC in July 2005 resulting from the final working capital adjustment as defined in the purchase agreement.  The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our existing credit agreement dated May 16, 2005.  See Note 7 for more information on this amendment.  Falk, which is also headquartered in Milwaukee, is a manufacturer of gears and couplings with annual revenues of approximately $200 million.

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

The preliminary purchase price allocation resulted in the recording of $105.7 million of goodwill and $34.9 million of other intangible assets.  During the second quarter of fiscal 2006, goodwill increased by $6.7 million due to the $3.4 million working capital adjustment paid to UTC and to certain revisions to our preliminary fair value estimates of the acquired Falk assets and liabilities.  Other intangible assets are comprised of trademarks, patents, customer relationships and software.  Patents, customer relationships and software are being amortized over their weighted average useful lives (6 to 20 years for patents, 10 years for customer relationships and 2 years for software).  The trademarks and goodwill, which are considered to have an indefinite life, are not being amortized but will be tested annually for impairment.

The following table sets forth the unaudited pro forma financial information for the Company as if the acquisition of Falk and related issuance of debt had occurred as of the beginning of each respective period (in thousands):

	Three Months Ended October 3, 2004	Six Months Ended
		October 2, 2005	October 3, 2004

Net sales	$249.7	$538.4	$488.6
Net income	$5.8	$12.7	$11.0

3.         Income Taxes

The provision for income taxes for the three and six month periods ended October 2, 2005 and October 3, 2004 are based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.

4.         Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended		Six Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Net income	$7.7	$5.2	$12.6	$10.2
Other comprehensive income (loss) –
Foreign currency translation adjustments	1.3	2.3	(2.6)	0.6
Comprehensive income	$9.0	$7.5	$10.0	$10.8

5.         Inventories

The major classes of inventories are summarized as follows (in millions):

	October 2, 2005	March 31, 2005

Finished goods	$106.3	$83.5
Work in process	42.1	20.4
Raw materials	34.1	25.0
Inventories at FIFO cost	182.5	128.9
Adjustment to state inventories at LIFO cost	3.0	(1.2)
	$185.5	$127.7

6.         Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	October 2, 2005	March 31, 2005
Taxes, other than income taxes	$4.6	$1.7
Interest payable	13.7	9.9
Sales rebates	3.0	5.3
Severance obligations	1.4	2.4
Customer advances	2.9	0.3
Product warranty	2.5	0.9
Other	17.8	10.4
	$45.9	$30.9

7.         Long-Term Debt

Long-term debt is summarized as follows (in millions):

	October 2, 2005	March 31, 2005
Term loans	$553.0	$275.0
Senior subordinated notes (due December 15, 2012)	225.0	225.0
Other	5.3	6.7
Total	783.3	506.7
Less current portion	2.4	3.3
Long-term debt	$780.9	$503.4

On May 16, 2005, the Company amended its existing credit agreement and obtained an additional $312 million term loan to fund the acquisition of Falk.  Under the amended Credit Agreement (the “Credit Agreement”), all of the term loans (which consist of the $312 million term loan and the pre-existing term loans) bear interest, at the Company’s option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate).  At October 2, 2005, $11.0 million of term loans bear interest at 5.85%, $242.0 million bear interest at 6.07% and $300.0 million bear interest at 6.21%.  The Company has prepaid $34 million of term debt in the first six months of fiscal 2006.  The remaining outstanding term loans as of October 2, 2005 require annual principal payments of $2.8 million in fiscal 2008, $5.6 million in each of fiscal 2009, 2010 and 2011 and $533.4 million in fiscal 2012.  The Credit Agreement also contains certain revised financial covenants, including (i) a minimum consolidated interest coverage ratio of 2.25 to 1.00 through March 31, 2006; (ii) a maximum consolidated leverage ratio of 5.50 to 1.00 through September 30, 2006, and (iii) a maximum annual capital expenditures limit of $50 million.

The Credit Agreement also provides Rexnord with a $75 million revolving credit facility.  No borrowings were outstanding under this revolving credit facility at October 2, 2005, although $12.2 million of the facility is considered utilized in connection with outstanding letters of credit.

8.         Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity (in millions):

	Three Months Ended		Six Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Balance at beginning of period	$2.4	$1.2	$0.9	$1.1
Acquisition of Falk	—	—	1.6	—
Charged to operations	0.4	0.5	0.7	0.7
Claims settled	(0.3)	(0.2)	(0.7)	(0.3)
Balance at end of period	$2.5	$1.5	$2.5	$1.5

9.         Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Pension Benefits:

Service cost	$0.5	$0.8	$1.0	$1.6
Interest cost	3.3	3.2	6.6	6.4
Expected return on plan assets	(3.0)	(2.7)	(6.0)	(5.4)
Amortization:
Prior service cost	0.1	0.1	0.1	0.2
Net periodic benefit cost	$0.9	$1.4	$1.7	2.8

Other Postretirement Benefits:

Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.7	0.7	1.4	1.4
Amortization:
Prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Actuarial losses	0.3	—	0.4	—
Net periodic benefit cost	$1.0	$0.8	$1.9	$1.6

Through the first six months of fiscal 2006, the Company has made contributions of $9.1 million to its U.S. qualified pension plan trusts.  In the first six months of fiscal 2005, the Company contributed $7.9 million to those same plans.

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

11.      Guarantor Subsidiaries

The following schedules present condensed consolidating financial information at October 2, 2005 and March 31, 2005 and for the three and six month periods ended October 2, 2005 and October 3, 2004 for: (a) RBS Global, Inc., which is also referred to as the “Parent”; (b) Rexnord, which is also referred to as the Issuer; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company.

Condensed Consolidating Balance Sheet (Unaudited)

October 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$—	$13.1	$—	$13.1
Receivables, net	—	—	100.8	57.6	—	158.4
Inventories	—	—	134.3	51.2	—	185.5
Other current assets	0.5	—	9.7	11.1	—	21.3
Total current assets	0.5	—	244.8	133.0	—	378.3

Receivable from (payable to) affiliates	—	86.3	28.8	(115.1)	—	—
Property, plant and equipment, net	—	—	287.2	70.4	—	357.6
Intangible assets, net	—	—	130.2	8.4	—	138.6
Goodwill	—	6.1	500.5	174.2	—	680.8
Investment in:
Guarantor subsidiaries	436.5	1,019.3	—	—	(1,455.8)	—
Non-guarantor subsidiaries	—	—	137.4	—	(137.4)	—
Other assets	—	23.5	7.6	0.9	—	32.0
Total assets	$437.0	$1.135.2	$1,336.5	$271.8	$(1,593.2)	$1,587.3

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.2	$2.2	—	$2.4
Trade payables	—	—	54.0	29.7	—	83.7
Income taxes payable	(0.7)	(13.5)	13.5	3.0	—	2.3
Deferred income taxes	—	—	9.7	1.9	—	11.6
Compensation and benefits	—	—	27.0	12.3	—	39.3
Current portion of pension obligations	—	—	16.5	0.1	—	16.6
Current portion of postretirement obligation	—	—	5.7	—	—	5.7
Other current liabilities	—	13.5	22.3	10.1	—	45.9
Total current liabilities	(0.7)	—	148.9	59.3	—	207.5

Long-term debt	—	778.0	0.7	2.2	—	780.9
Notes payable to (receivable from) affiliates, net	1.9	(78.1)	46.6	29.6	—	—
Pension obligations	—	—	23.3	39.7	—	63.0
Postretirement benefit obligations	—	—	31.0	2.0	—	33.0
Deferred income taxes	—	(1.2)	59.1	1.5	—	59.4
Other liabilities	—	—	7.6	0.1	—	7.7
Total liabilities	1.2	698.7	317.2	134.4	—	1,151.5

Stockholders’ equity	435.8	436.5	1,019.3	137.4	(1,593.2)	435.8
Total liabilities and stockholders’ equity	$437.0	$1,135.2	$1,336.5	$271.8	$(1,593.2)	$1,587.3

Condensed Consolidating Balance Sheet

March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$15.9	$10.4	$—	$26.3
Receivables, net	—	—	65.0	62.7	—	127.7
Inventories	—	—	81.6	46.1	—	127.7
Other current assets	—	—	11.3	6.8	—	18.1
Total current assets	—	—	173.8	126.0	—	299.8

Receivable from (payable to) affiliates	—	81.7	34.3	(116.0)	—	—
Property, plant and equipment, net	—	—	194.8	69.1	—	263.9
Intangible assets, net	—	—	103.5	7.8	—	111.3
Goodwill	—	6.1	394.8	174.2	—	575.1
Investment in:
Guarantor subsidiaries	425.7	940.9	—	—	(1,366.6)	—
Non-guarantor subsidiaries	—	—	115.0	—	(115.0)	—
Other assets	—	18.8	7.6	0.9	—	27.3
Total assets	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$(0.1)	$3.4	$—	$3.3
Trade payables	—	—	43.8	34.5	—	78.3
Income taxes payable	(0.7)	(13.5)	14.3	3.6	—	3.7
Deferred income taxes	—	—	9.8	3.0	—	12.8
Compensation and benefits	—	—	21.9	10.7	—	32.6
Current portion of pension obligations	—	—	11.0	2.6	—	13.6
Current portion of postretirement obligation	—	—	5.7	—	—	5.7
Other current liabilities	—	9.7	15.1	6.1	—	30.9
Total current liabilities	(0.7)	(3.8)	121.5	63.9	—	180.9

Long-term debt	—	500.0	0.9	2.5	—	503.4
Notes payable to (receivable from) affiliates, net	1.7	125.0	(165.5)	38.8	—	—
Pension obligations	—	—	38.8	37.0	—	75.8
Postretirement benefit obligations	—	—	32.1	2.1	—	34.2
Deferred income taxes	—	0.6	47.1	2.5	—	50.2
Other liabilities	—	—	8.0	0.2	—	8.2
Total liabilities	1.0	621.8	82.9	147.0	—	852.7

Stockholders’ equity	424.7	425.7	940.9	115.0	(1,481.6)	424.7
Total liabilities and stockholders’ equity	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Condensed Consolidating Statement of Income (Unaudited)

Three Months Ended

October 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$207.6	$77.9	$(12.2)	$273.3
Cost of sales	—	—	140.9	57.8	(12.2)	186.5
Gross profit	—	—	66.7	20.1	—	86.8

Selling, general and administrative expenses	0.1	0.1	32.5	15.3	—	48.0
Restructuring and other similar costs	—	—	2.0	1.9	—	3.9
Amortization of intangible assets	—	—	3.9	0.1	—	4.0
Income from operations	(0.1)	(0.1)	28.3	2.8	—	30.9

Non-operating income (expense):
Interest expense:
To third parties	—	(15.5)	—	(0.7)	—	(16.2)
To affiliates	—	1.2	1.0	(2.2)	—	—
Other, net	(0.5)	(0.2)	(0.7)	(0.1)	—	(1.5)
Income (loss) before income taxes	(0.6)	(14.6)	28.6	(0.2)	—	13.2
Provision (benefit) for income taxes	(0.2)	(5.1)	11.1	(0.3)	—	5.5
Income (loss) before equity in earnings of subsidiaries	(0.4)	(9.5)	17.5	0.1	—	7.7
Equity in earnings of subsidiaries	8.1	17.6	0.1	—	(25.8)	—
Net income	$7.7	$8.1	$17.6	$0.1	$(25.8)	$7.7

Condensed Consolidating Statement of Income (Unaudited)

Six Months Ended

October 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$388.5	$151.8	$(27.1)	$513.2
Cost of sales	—	—	268.9	113.3	(27.1)	355.1
Gross profit	—	—	119.6	38.5	—	158.1

Selling, general and administrative expenses	0.1	0.1	60.6	29.1	—	89.9
Restructuring and other similar costs	—	—	3.6	2.2	—	5.8
Amortization of intangible assets	—	—	7.5	0.1	—	7.6
Income from operations	(0.1)	(0.1)	47.9	7.1	—	54.8

Non-operating income (expense):
Interest expense:
To third parties	—	(28.8)	—	(1.0)	—	(29.8)
To affiliates	—	3.2	1.2	4.4	—	—
Other, net	(1.0)	(0.9)	(0.9)	(0.1)	—	(2.9)
Income (loss) before income taxes	(1.1)	(26.6)	48.2	1.6	—	22.1
Provision (benefit) for income taxes	(0.4)	(9.2)	18.8	0.3	—	9.5
Income (loss) before equity in earnings of subsidiaries	(0.7)	(17.4)	29.4	1.3	—	12.6
Equity in earnings of subsidiaries	13.3	30.7	1.3	—	(45.3)	—
Net income	$12.6	$13.3	$30.7	$1.3	$(45.3)	$12.6

Condensed Consolidating Statement of Income (Unaudited)

Three Months Ended

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

Condensed Consolidating Statement of Income (Unaudited)

Six Months Ended

October 3, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$276.4	$137.6	$(25.9)	$388.1
Cost of sales	—	—	190.2	101.0	(25.9)	265.3
Gross profit	—	—	86.2	36.6	—	122.8

Selling, general and administrative expenses	—	—	48.9	26.4	—	75.3
Restructuring and other similar costs	—	—	1.1	0.2	—	1.3
Amortization of intangible assets	—	—	6.8	0.1	—	6.9
Income from operations	—	—	29.4	9.9	—	39.3

Non-operating income (expense):
Interest expense:
To third parties	—	(20.8)	(0.1)	(0.7)	—	(21.6)
To affiliates	—	3.6	1.3	(4.9)	—	—
Other, net	(1.0)	—	(0.4)	0.9	—	(0.5)
Income (loss) before income taxes	(1.0)	(17.2)	30.2	5.2	—	17.2
Provision (benefit) for income taxes	(0.4)	(7.0)	12.3	2.1	—	7.0
Income (loss) before equity in earnings of subsidiaries	(0.6)	(10.2)	17.9	3.1	—	10.2
Equity in earnings of subsidiaries	10.8	21.0	3.1	—	(34.9)	—
Net income	$10.2	$10.8	$21.0	$3.1	$(34.9)	$10.2

Condensed Consolidating Statement of Cash Flows (Unaudited)

Six Months Ended

October  2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$12.6	$13.3	$30.7	$1.3	$(45.3)	$12.6
Noncash adjustments	(13.3)	(28.9)	22.3	5.0	(45.3)	30.4
Changes in operating assets and liabilities, including intercompany activity	(0.3)	46.4	(59.2)	0.9	—	(12.2)
Cash provided by (used for) operating activities	(1.0)	30.8	(6.2)	7.2	—	30.8

Investing activities
Expenditures for property, plant and equipment	—	—	(9.7)	(3.0)	—	(12.7)
Acquisition of Falk, net of cash acquired	—	(301.3)	—	—	—	(301.3)
Cash used for investing activities	—	(301.3)	(9.7)	(3.0)	—	(314.0)

Financing activities
Proceeds from issuance of long-term debt	—	312.0	—	—	—	312.0
Net payments on long-term debt	—	(34.0)	—	(1.2)	—	(35.2)
Payment of financing fees	—	(7.5)	—	—	—	(7.5)
Proceeds from issuance of common stock	1.0	—	—	—	—	1.0
Cash provided (used) by financing activities	1.0	270.5	—	(1.2)	—	270.3

Effect of exchange rate changes on cash	—	—	—	(0.3)	—	(0.3)
Decrease in cash	—	—	(18.3)	2.7	—	(15.6)
Cash at beginning of period	—	—	15.9	10.4	—	26.3
Cash at end of period	$—	$—	$—	$13.1	$—	$13.1

Condensed Consolidating Statement of Cash Flows (Unaudited)

Six Months Ended

October  3, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$10.2	$10.8	$21.0	$3.1	$(34.9)	$10.2
Noncash adjustments	(10.9)	(19.4)	14.4	4.3	34.9	23.3
Changes in operating assets and liabilities, including intercompany activity	(1.2)	12.6	(28.9)	(7.2)	—	(24.7)
Cash provided by (used for) operating activities	(1.9)	4.0	6.5	0.2	—	8.8

Investing activities
Expenditures for property, plant and equipment	—	—	(10.3)	(2.7)	—	(13.0)
Proceeds from dispositions of property, plant and equipment	—	—	—	1.0	—	1.0
Cash used for investing activities	—	—	(10.3)	(1.7)	—	(12.0)

Financing activities
Net payments on long-term debt	—	(4.0)	(0.1)	0.1	—	(4.0)
Stock options exercised	1.9	—	—	—	—	1.9
Cash provided (used) by financing activities	1.9	(4.0)	(0.1)	0.1	—	(2.1)

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
Decrease in cash	—	—	(3.9)	(1.5)	—	(5.4)
Cash at beginning of period	—	—	9.1	12.7	—	21.8
Cash at end of period	$—	$—	$5.2	$11.2	$—	$16.4

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.  Management believes that as of October 2, 2005 and for the three and six months then ended, there was no material change to this information.

Fiscal Year

The Company’s fiscal year ends March 31.  We divide our fiscal year into four - 13 calendar week quarters, except that the first and fourth quarters may be longer or shorter to the extent necessary to make each fiscal year end on March 31.  The second quarter of fiscal 2006 is the quarter ended October 2, 2005 and the second quarter of fiscal 2005 is the quarter ended October 3, 2004.

Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities.  This purchase price includes a $3.4 million payment to UTC in July 2005 resulting from the final working capital adjustment as defined in the purchase agreement.  The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our existing credit agreement dated May 16, 2005.  See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on this amendment, which was filed as an exhibit to our fiscal 2005 Form 10-K.  Falk, which is also headquartered in Milwaukee, is a manufacturer of gears and couplings with annual revenues of approximately $200 million.

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

Overview

Through the first half of fiscal 2006, the underlying industrial economy has continued to be relatively strong as our industrial channel partners, OEM customers and end-users have all experienced solid growth.  Second quarter and first half sales increased 37.1% and 32.2%, respectively, from the comparable prior year periods due to the Falk acquisition and strong demand in our industrial products end markets of forest products, energy, construction equipment, natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates).  Sales of aerospace products also continued to post solid year-over-year growth.  Core sales growth (year-over-year sales in both existing and acquired businesses) was 9.5% during the second quarter of fiscal 2006 and 10.2% for the first half of fiscal 2006.

 Income from operations for the second quarter of fiscal 2006 increased $11.1 million or 56.1% over the second quarter of last year, while income from operations for the first half of fiscal 2006 increased $15.5 million or 39.4% over the first half of last year.  The improvement in second quarter and first half income from operations was due to higher sales and better operating leverage as we continued our efforts to reduce selling, general and administrative expenses through expense reductions and strict cost controls.

The increases in income from operations during the second quarter and first half of fiscal 2006 were partially offset by higher interest expense due to additional indebtedness as a result of the Falk acquisition, higher other non-operating expenses (primarily financing fees and foreign exchange) and additional income tax expense as a result of higher pre-tax income.  As a result, net income in the second quarter and first half of fiscal 2006 grew by $2.5 million and $2.4 million over the comparable prior year periods.

Results of Operations

	Three Months Ended		Six Months Ended
(in millions)	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Net sales	$273.3	$199.3	$513.2	$388.1
Cost of sales	186.5	137.6	355.1	265.3
Gross profit	86.8	61.7	158.1	122.8
Gross profit as a % of sales	31.8%	31.0%	30.8%	31.6%

Selling, general and administrative expenses	48.0	37.2	89.9	75.3
Restructuring and other similar costs	3.9	1.3	5.8	1.3
Amortization of intangible assets	4.0	3.4	7.6	6.9
Income from operations	30.9	19.8	54.8	39.3

Non-operating income (expense):
Interest expense, net	(16.2)	(11.0)	(29.8)	(21.6)
Other, net	(1.5)	0.1	(2.9)	(0.5)
Income before income taxes	13.2	8.9	22.1	17.2
Provision for income taxes	5.5	3.7	9.5	7.0
Net income	$7.7	$5.2	$12.6	$10.2

Second Quarter Ended October 2, 2005 Compared with the Second Quarter Ended October 3, 2004

Net Sales

Net sales in the second quarter were $273.3 million, an improvement of 37.1% or $74.0 million over the prior year quarter.  The increase in net sales was due to the Falk acquisition and strong demand in our industrial products end markets of forest products, energy, construction equipment, natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates).  Sales of aerospace products also continued to post solid year-over-year growth.  Core sales growth (year-over-year sales in both existing and acquired businesses) in the second quarter was 9.5% on a consolidated basis as sales of industrial products grew 8.6% and aerospace products grew 20.6% compared to the prior year second quarter.  Second quarter sales were favorably impacted by 1.4% or $2.8 million as the Euro and Canadian dollar strengthened against the U.S. dollar compared to the prior year.  The table below reconciles sales on a constant currency basis to the comparable GAAP sales information.

	Three Months Ended October 2, 2005
(in millions)	Sales	Currency Translation	Sales Excluding Currency Translation

United States	$184.9	$—	$184.9
Canada	13.2	(0.8)	12.4
Europe	56.4	(0.7)	55.7
Rest of World	18.8	(1.3)	17.5
	$273.3	$(2.8)	$270.5

Gross Profit

Gross profit in the second quarter grew 40.7% to $86.8 million or 31.8% of sales, 80 basis points higher than in the second quarter of fiscal 2005.  Gross profit in the second quarter of fiscal 2006 includes $1.9 million of LIFO income which favorably impacted gross profit margins by 70 basis points and conversely gross profit in the second quarter of fiscal 2005 includes LIFO expense of $1.1 million which adversely impacted gross profit margins by 50 basis points.  Excluding the impact of LIFO in both years, the slight decline in gross profit margins between years was driven primarily by the acquisition of Falk which has lower aggregate gross profit margins compared to historical stand-alone Rexnord.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses expressed as a percentage of sales declined 110 basis points to 17.6% from 18.7% in the prior year second quarter.  The reduction in SG&A as a percent of sales is due primarily to better operating leverage as we continued our efforts to reduce SG&A expenses through strict cost controls.  The $10.8 million increase in SG&A dollars in the second quarter of fiscal 2006 is primarily due to the acquisition of Falk.

Restructuring and Other Similar Costs

We expensed $3.9 million of restructuring and other similar costs in the second quarter of fiscal 2006 associated with certain Falk plant consolidation efforts that had been initiated prior to our acquisition of Falk and other restructuring activities.  During the second quarter of fiscal 2005, we expensed $1.3 million for severance, relocation and recruiting costs associated with our efforts to realign management and upgrade talent.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets which include patents, a distribution network, a covenant not to compete, customer relationships and software.  Amortization of these intangible assets amounted to $4.0 million in the second quarter of fiscal 2006 and $3.4 million in the second quarter of fiscal 2005.  The increase between years is due to amortization of the acquired Falk intangible assets.

Interest Expense, net

Interest expense (net of interest income) was $16.2 million in the second quarter of fiscal 2006 compared to $11.0 million in the second quarter of fiscal 2005.  The $5.2 million increase in our net interest expense in the second quarter of fiscal 2006 versus the prior year quarter was attributable primarily to interest on the additional $312 million term loan used to fund the Falk acquisition and to higher interest rates year over year on our variable-rate term debt.

Income Tax Expense

Our effective income tax rate for the second quarter of fiscal 2006 was 42%, which is consistent with the second quarter of fiscal 2005.

 Six Months Ended October 2, 2005 Compared with the Six Months Ended October 3, 2004

Net Sales

Net sales in the first half of fiscal year 2006 were $513.2 million, an improvement of 32.2% or $125.1 million improvement over the first half of last year.  Core sales growth (year-over-year sales in both existing and acquired businesses) in the first half was 10.2% on a consolidated basis as sales of industrial products grew 9.2% and aerospace products grew 23.5% compared to the prior year first half.  From a sales channel perspective, sales at our industrial distribution partners, OEM customers and end users are all posting solid year over year growth compared to the prior year first half driven by a mix of solid end-user demand for after-market replacement parts and project based activity across a broad spectrum of industrial sectors, particularly forest products, energy, natural resource extraction and food and beverage.  The aerospace product line continues to perform well, with orders up 22% through the first six months and a backlog 53% higher than one year ago.  First half sales were favorably impacted by 1.2% or $4.6 million as the Euro and Canadian dollar strengthened against the U.S. dollar compared to the prior year.  The table below reconciles sales on a constant currency basis to the comparable GAAP sales information.

	Six Months Ended October 2, 2005
(in millions)	Sales	Currency Translation	Sales Excluding Currency Translation

United States	$355.9	$—	$355.9
Canada	22.4	(1.5)	20.9
Europe	105.6	(1.3)	104.3
Rest of World	29.3	(1.8)	27.5
	$513.2	$(4.6)	$508.6

Gross Profit

Gross profit margin through the first six months of fiscal 2006 was 30.8% compared to 31.6% through the first six months of fiscal 2005.  The decline in gross profit margin was driven by the inclusion of Falk which has lower aggregate gross profit margins compared to historical stand-alone Rexnord.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses expressed as a percentage of sales declined 190 basis points to 17.5% from 19.4% in the first six months of the prior year.  The reduction in SG&A as a percent of sales is due primarily to better operating leverage as we continued our efforts to reduce SG&A expenses through strict cost controls.  The $14.6 million increase in SG&A dollars in the first six months of fiscal 2006 is primarily due to the acquisition of Falk.

Restructuring and Other Similar Costs

We expensed $5.8 million of restructuring and other similar costs in the first six months of fiscal 2006 associated with certain Falk plant consolidation efforts that had been initiated prior to our acquisition of Falk and other restructuring activities.  During the first six months of fiscal 2005, we expensed $1.3 million for severance, relocation and recruiting costs associated with our efforts to realign management and upgrade talent.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets which include patents, a distribution network, a covenant not to compete, customer relationships and software.  Amortization of these intangible assets amounted to $7.6 million in the first six months of fiscal 2006 and $6.9 million in the first six months of fiscal 2005.  The increase between years is due to amortization of the acquired Falk intangible assets.

Interest Expense, net

Interest expense (net of interest income) was $29.8 million in the first six months of fiscal 2006 compared to $21.6 million in the first six months of fiscal 2005.  The $8.2 million increase in our net interest expense in the first six months of fiscal 2006 versus the first six months of fiscal 2005 was attributable primarily to interest on the additional $312 million term loan used to fund the Falk acquisition and to higher interest rates year over year on our variable-rate term debt.

Income Tax Expense

Our effective income tax rate for the first six months of fiscal 2006 was 43% compared to 41% for the first six months of fiscal 2005.  The increase between years is due primarily to certain one-time non-deductible expenses incurred in the first quarter of fiscal 2006.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75 million revolving credit facility.  As of October 2, 2005, we had $13.1 million of cash on hand and $62.8 million of additional borrowings available to us under our revolving credit facility as $12.2 million of the facility was utilized in connection with outstanding letters of credit.  The revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash provided by operating activities in the first six months of fiscal 2006 was $30.8 million compared to $8.8 million in the first half of fiscal 2005.  The increase in cash provided by operating activities was driven primarily by higher income from operations of $15.5 million, higher non-cash depreciation expense of $4.9 million, and a favorable year over year impact related to the timing of payments for certain accrued liabilities including interest, taxes and severance.

Net cash used in investing activities was $314.0 million in the first half of fiscal 2006 compared to $12.0 million in the first half of fiscal 2005.  The increase in cash used for investing activities was due principally to our acquisition of Falk in May 2005 which utilized $301.3 of cash ($306.2 purchase price net of cash acquired of $4.9 million).

Our net cash provided by financing activities in the first six months of fiscal 2006 includes $312 million of additional term loans issued in May 2005 under our amended credit agreement (the “Credit Agreement”).  The proceeds from the term loans, net of $7.5 million of financing costs paid, were used to finance the acquisition of Falk.  Our strong operating performance allowed us to repay $35.2 million of debt during the first half of fiscal 2006, including $34.0 million of principal of the term loans.  In the first six months of fiscal 2005, we repaid a total of $4.0 million of principal of the term loans.  We also received $1.0 and $1.9 million of cash proceeds from the issuance of common stock during the first half of fiscal 2006 and 2005, respectively.

As of October 2, 2005 we had $783.3 million of total indebtedness outstanding as follows (in millions):

	Total Debt at October 2, 2005	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities - term loans at variable rates	$553.0	$—	$553.0
10.125% Senior Subordinated Notes - fixed rate	225.0	—	225.0
Other Debt	5.3	2.4	2.9
	$783.3	$2.4	$780.9

As of October 2, 2005, the term loans require annual principal payments of $2.8 million in fiscal 2008, $5.6 million in each of fiscal 2009, 2010 and 2011 and $533.4 million in fiscal 2012.

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

Under our Credit Agreement, all of our term loans bear interest, at the Company’s option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate).  At October 2, 2005, $11.0 million of term loans bear interest at 5.85%, $242.0 million bear interest at 6.07% and $300.0 million bear interest at 6.21%.  Our results of operations would likely be affected by changes in market interest rates on these obligations. A hypothetical increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $5.5 million on an annual basis.

We had outstanding fixed rate long-term debt obligations with carrying values of $225.0 million at October 2, 2005.  The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended October 2, 2005.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, and in Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, and in Part II, Item 1 of our Form 10-Q for the quarterly period ended July 2, 2005.  Management believes that as of October 26, 2005, there have been no material changes to this information.

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

RBS GLOBAL, INC. and REXNORD CORPORATION

Date:	October 26, 2005	By:	/s/ Thomas J. Jansen
		Name:	Thomas J. Jansen
		Title:	Executive VP Finance and Chief Financial Officer