Form 10-Q
period 2006-01-01
REXNORD CORP; RBS GLOBAL INC
filed 2006-01-30
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2006
RBS Global, Inc. common stock, $0.01 par value	3,623,809 shares
Rexnord Corporation common stock, $0.01 par value	1,000 shares

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

You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2005 and in our periodic disclosures.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	January 1, 2006	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$8.7	$26.3
Receivables, net	154.3	127.7
Inventories	184.6	127.7
Other current assets	23.3	18.1
Total current assets	370.9	299.8

Property, plant and equipment, net	347.3	263.9
Intangible assets, net	134.7	111.3
Goodwill	681.3	575.1
Other assets	34.8	27.3
Total assets	$1,569.0	$1,277.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.6	$3.3
Trade payables	89.8	78.3
Income taxes payable	4.0	3.7
Deferred income taxes	11.2	12.8
Compensation and benefits	38.6	32.6
Current portion of pension obligations	19.1	13.6
Current portion of postretirement benefit obligations	5.7	5.7
Other current liabilities	39.2	30.9
Total current liabilities	210.2	180.9

Long-term debt	770.8	503.4
Pension obligations	58.9	75.8
Postretirement benefit obligations	32.6	34.2
Deferred income taxes	52.5	50.2
Other liabilities	8.4	8.2
Total liabilities	1,133.4	852.7

Stockholders’ equity
Common stock, $0.01 par value; authorized 5,000,000 shares, issued and outstanding 3,623,809 shares at January 1, 2006 and 3,615,428 shares at March 31, 2005	0.1	0.1
Additional paid in capital	363.1	361.6
Retained earnings	58.6	45.4
Accumulated other comprehensive income	13.8	17.6
Total stockholders’ equity	435.6	424.7
Total liabilities and stockholders’ equity	$1,569.0	$1,277.4

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in millions)

	Three Months Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$264.5	$199.7	$777.7	$587.8

Cost of sales	182.5	144.5	537.6	409.8
Gross profit	82.0	55.2	240.1	178.0

Selling, general and administrative expenses	46.7	37.6	136.6	112.9
Restructuring and other similar costs	14.5	1.7	20.3	3.0
Amortization of intangible assets	4.0	3.5	11.6	10.4
Income from operations	16.8	12.4	71.6	51.7

Non-operating income (expense):
Interest expense, net	(15.4)	(10.9)	(45.2)	(32.5)
Other, net	(0.9)	(1.0)	(3.8)	(1.5)
Income before income taxes	0.5	0.5	22.6	17.7
Provision (benefit) for income taxes	(0.1)	0.2	9.4	7.2
Net income	$0.6	$0.3	$13.2	$10.5

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended
	January 1, 2006	January 2, 2005
	(Unaudited)	(Unaudited)
Operating activities
Net income	$13.2	$10.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	31.9	23.9
Amortization of intangible assets	11.6	10.4
Amortization of deferred financing costs	2.7	2.5
Other non-cash charges	6.4	(0.9)
Changes in operating assets and liabilities:
Receivables	5.9	9.1
Inventories	(7.6)	5.0
Other assets	(2.5)	—
Accounts payable	(3.6)	(18.9)
Accruals and other liabilities	(13.5)	(19.0)
Cash provided by operating activities	44.5	22.6

Investing activities
Expenditures for property, plant and equipment	(22.3)	(20.1)
Proceeds from dispositions of fixed assets	1.0	1.0
Acquisition of The Falk Corporation, net of cash acquired of $4.9 million	(301.3)	—
Cash used for investing activities	(322.6)	(19.1)

Financing activities
Proceeds from issuance of long-term debt	312.0	—
Net payments on long-term debt	(45.1)	(14.8)
Payment of financing fees	(7.6)	—
Proceeds from issuance of common stock	1.2	2.0
Cash provided by (used for) financing activities	260.5	(12.8)

Effect of exchange rate changes on cash	—	1.0
Decrease in cash	(17.6)	(8.3)
Cash at beginning of period	26.3	21.8
Cash at end of period	$8.7	$13.5

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

January 1, 2006

(Unaudited)

1.                          Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of RBS Global, Inc. and subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a manufacturer of precision motion technology products whose portfolio includes flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings, gears and industrial chain. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans under a fair value-based method.  Had compensation cost been determined based upon the fair value at the grant date under the provisions of SFAS No. 123, the Company’s pro forma net income would have been as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005

Reported net income	$0.6	$0.3	$13.2	$10.5
Stock based compensation expense recorded, net of tax	0.1	—	0.2	—
Stock based employee compensation expense determined under fair value based method, net of tax	(0.4)	(0.2)	(1.0)	(0.6)
Pro forma net income	$0.3	$0.1	$12.4	$9.9

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions: dividend yield of 0%, expected life of 10 years; and risk-free rates of interest ranging from 3.8% to 4.3%.  The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment (“SFAS 123(R)”).  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the requisite service period, generally as the awards vest.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123(R) such that we are now required to adopt SFAS 123(R) in the first quarter of fiscal 2007.  SFAS 123(R) applies to all awards granted after June 30, 2005 and to previously granted, unvested awards as of the adoption date.  We are currently evaluating the effect of SFAS 123(R) on our financial statements and related disclosures.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs- an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 requires that abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage) be recognized as current period charges.  In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We are required to adopt SFAS 151 in the first quarter of fiscal 2007.  We are evaluating the effect of SFAS 151 on our financial statements and related disclosures, but currently do no expect the effect on inventories and cost of sales to be significant.

2.                                      Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities.  The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our existing credit agreement dated May 16, 2005.  See Note 8 for more information on this amendment.  Falk, which is also headquartered in Milwaukee, is a manufacturer of gears and couplings with historical annual revenues of approximately $200 million.

The Falk acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values.  The estimated fair values included in the purchase price allocation are preliminary and based upon currently available information.  We are still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets.  In addition, we are in the process of strategically assessing our combined business which may give rise to additional purchase liabilities.  Accordingly, final adjustments to the purchase price allocation may be required.  We expect to finalize the purchase price allocation within one year from the date of the Falk acquisition.

The preliminary purchase price allocation resulted in the recording of $106.2 million of goodwill and $34.9 million of other intangible assets.  During the third quarter of fiscal 2006, goodwill increased by $0.5 million due to certain revisions to our preliminary fair value estimates of the acquired Falk assets and liabilities.  Other intangible assets are comprised of trademarks, patents, customer relationships and software.  Patents, customer relationships and software are being amortized over their weighted average useful lives (6 to 20 years for patents, 10 years for customer relationships and 2 years for software).  The trademarks and goodwill, which are considered to have an indefinite life, are not being amortized but will be tested annually for impairment.

The following table sets forth the unaudited pro forma financial information for the Company as if the acquisition of Falk and related issuance of debt had occurred as of the beginning of each respective period (in millions):

	Three	Nine Months Ended
	Months Ended January 2, 2005	January 1, 2006	January 2, 2005

Net sales	$258.2	$802.9	$746.8
Net income	$2.3	$13.3	$13.3

3.                                      Restructuring and Other Similar Costs

Restructuring and other similar are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005

Consolidation and integration costs	$6.3	$—	$9.0	$—
Non-cash fixed asset impairments	5.7	—	5.7	—
Severance, recruiting and relocation costs	2.5	1.7	5.6	3.0
Total restructuring and other similar costs	$14.5	$1.7	$20.3	$3.0

Consolidation and integration costs in fiscal 2006 consist primarily of (i) the closure of our Coupling plant in Warren, Pennsylvania, (ii) the closure of our Flattop plant in Puerto Rico, and (iii) Falk integration costs, including the continuation of certain Falk plant consolidation efforts that had been initiated prior to our acquisition of Falk.  Non-cash fixed asset impairments relate to the closure of our FlatTop plant in Puerto Rico and a decision to outsource certain portions of our Industrial Chain manufacturing operations.  Severance, recruiting and relocation costs for all periods presented relate to certain headcount reduction and management realignment initiatives.

4.                                      Income Taxes

The provision for income taxes for the three and nine month periods ended January 1, 2006 and January 2, 2005 is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.

5.                                      Comprehensive Income

Comprehensive income (loss) consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005

Net income	$0.6	$0.3	$13.2	$10.5
Other comprehensive income (loss)-
Foreign currency translation adjustments	(1.2)	6.2	(3.8)	6.8
Comprehensive income (loss)	$(0.6)	$6.5	$9.4	$17.3

6.                                      Inventories

The major classes of inventories are summarized as follows (in millions):

	January 1, 2006	March 31, 2005

Finished goods	$106.6	$83.5
Work in process	40.7	20.4
Raw materials	36.3	25.0
Inventories at FIFO cost	183.6	128.9
Adjustment to state inventories at LIFO cost	1.0	(1.2)
	$184.6	$127.7

7.                          Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	January 1, 2006	March 31, 2005
Taxes, other than income taxes	$4.6	$1.7
Interest payable	7.6	9.9
Sales rebates	4.9	5.3
Severance obligations	1.8	2.4
Customer advances	5.0	0.3
Product warranty	2.4	0.9
Other	12.9	10.4
	$39.2	$30.9

8.                                      Long-Term Debt

Long-term debt is summarized as follows (in millions):

	January 1, 2006	March 31, 2005

Term loans	$543.0	$275.0
Senior subordinated notes (due December 15, 2012)	225.0	225.0
Other debt	5.4	6.7
Total	773.4	506.7
Less current portion	2.6	3.3
Long-term debt	$770.8	$503.4

On May 16, 2005, the Company amended its existing credit agreement and obtained an additional $312 million term loan to fund the acquisition of Falk.  Under the amended Credit Agreement (the “Credit Agreement”), all of the term loans (which consist of the $312 million term loan and the pre-existing term loans) bear interest, at the Company’s option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate).  At January 1, 2006, $1.0 million of term loans bear interest at 7.75%, $242.0 million bear interest at 6.07% and $300.0 million bear interest at 6.21%.  The Company has prepaid $44 million of term loans in the first nine months of fiscal 2006 and has fulfilled all mandatory principal repayments through fiscal 2012.  The Credit Agreement also contains certain financial covenants, including (i) a minimum consolidated interest coverage ratio of 2.25 to 1.00 through March 31, 2006; (ii) a maximum consolidated leverage ratio of 5.50 to 1.00 through September 30, 2006, and (iii) a maximum annual capital expenditures limit of $50 million.

The Credit Agreement also provides the Company with a $75 million revolving credit facility.  No borrowings were outstanding under this revolving credit facility at January 1, 2006, although $12.0 million of the facility is considered utilized in connection with outstanding letters of credit.

9.                                      Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity (in millions):

	Three Months Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005

Balance at beginning of period	$2.5	$1.5	$0.9	$1.1
Acquisition of Falk	—	—	1.6	—
Charged to operations	0.3	0.2	1.0	0.9
Claims settled	(0.4)	(0.4)	(1.1)	(0.7)
Balance at end of period	$2.4	$1.3	$2.4	$1.3

10.                               Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005

Pension Benefits:

Service cost	$0.5	$0.8	$1.5	$2.4
Interest cost	3.3	3.3	9.9	9.7
Expected return on plan assets	(3.0)	(2.7)	(9.0)	(8.1)
Amortization:
Prior service cost	—	—	0.1	0.2
Net periodic benefit cost	$0.8	$1.4	$2.5	4.2

Other Postretirement Benefits:

Service cost	$—	$0.2	$0.3	$0.6
Interest cost	0.7	0.7	2.1	2.1
Amortization:
Prior service cost	—	(0.1)	(0.2)	(0.3)
Actuarial losses	0.2	—	0.6	—
Net periodic benefit cost	$0.9	$0.8	$2.8	$2.4

Through the first nine months of fiscal 2006, the Company made contributions of $10.8 million to its U.S. qualified pension defined benefit plan trusts.  In the first nine months of fiscal 2005, the Company contributed $8.7 million to those same plans.

11.                               Related Party Transactions

The Company paid a total of $5.2 million in May 2005 to The Carlyle Group and an entity controlled by the chairman of the Company’s Board of Directors for investment banking and other transaction related services as part of the Falk acquisition.  These payments have been accounted for as transaction-related expenses and included in the total cost of the Falk acquisition as discussed in Note 2.

During the nine months ended January 1, 2006, the Company expensed approximately $1.4 million of consulting services provided by an entity that is controlled by certain minority shareholders of the Company.

12.                               Guarantor Subsidiaries

The following schedules present condensed consolidating financial information at January 1, 2006 and March 31, 2005 and for the three and nine month periods ended January 1, 2006 and January 2, 2005 for: (a) RBS Global, Inc., which is also referred to as the “Parent”; (b) Rexnord, which is also referred to as the “Issuer”; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company.

Condensed Consolidating Balance Sheet (Unaudited)

January 1, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$1.4	$7.3	$—	$8.7
Receivables, net	—	—	99.1	55.2	—	154.3
Inventories	—	—	134.8	49.8	—	184.6
Other current assets	0.5	—	10.1	12.7	—	23.3
Total current assets	0.5	—	245.4	125.0	—	370.9

Receivable from (payable to) affiliates	—	86.3	28.8	(115.1)	—	—
Property, plant and equipment, net	—	—	278.0	69.3	—	347.3
Intangible assets, net	—	—	126.3	8.4	—	134.7
Goodwill	—	6.1	501.0	174.2	—	681.3
Investment in:
Guarantor subsidiaries	436.3	1,030.2	—	—	(1,466.5)	—
Non-guarantor subsidiaries	—	—	128.9	—	(128.9)	—
Other assets	—	22.7	9.7	2.4	—	34.8
Total assets	$436.8	$1,145.3	$1,318.1	$264.2	$(1,595.4)	$1,569.0

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$2.5	—	$2.6
Trade payables	—	—	61.3	28.5	—	89.8
Income taxes payable	(0.7)	(13.7)	13.4	5.0	—	4.0
Deferred income taxes	(0.1)	—	9.3	2.0	—	11.2
Compensation and benefits	—	—	25.8	12.8	—	38.6
Current portion of pension obligations	—	—	19.0	0.1	—	19.1
Current portion of postretirement obligations	—	—	5.7	—	—	5.7
Other current liabilities	—	7.3	23.0	8.9	—	39.2
Total current liabilities	(0.8)	—	157.6	59.8	—	210.2

Long-term debt	—	768.0	0.7	2.1	—	770.8
Notes payable to (receivable from) affiliates, net	2.0	(51.6)	19.1	30.5	—	—
Pension obligations	—	—	19.6	39.3	—	58.9
Postretirement benefit obligations	—	—	30.6	2.0	—	32.6
Deferred income taxes	—	(1.1)	52.1	1.5	—	52.5
Other liabilities	—	0.1	8.2	0.1	—	8.4
Total liabilities	1.2	709.0	287.9	135.3	—	1,133.4

Stockholders’ equity	435.6	436.3	1,030.2	128.9	(1,595.4)	435.6
Total liabilities and stockholders’ equity	$436.8	$1,145.3	$1,318.1	$264.2	$(1,595.4)	$1,569.0

Condensed Consolidating Balance Sheet

March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$15.9	$10.4	$—	$26.3
Receivables, net	—	—	65.0	62.7	—	127.7
Inventories	—	—	81.6	46.1	—	127.7
Other current assets	—	—	11.3	6.8	—	18.1
Total current assets	—	—	173.8	126.0	—	299.8

Receivable from (payable to) affiliates	—	81.7	34.3	(116.0)	—	—
Property, plant and equipment, net	—	—	194.8	69.1	—	263.9
Intangible assets, net	—	—	103.5	7.8	—	111.3
Goodwill	—	6.1	394.8	174.2	—	575.1
Investment in:
Guarantor subsidiaries	425.7	940.9	—	—	(1,366.6)	—
Non-guarantor subsidiaries	—	—	115.0	—	(115.0)	—
Other assets	—	18.8	7.6	0.9	—	27.3
Total assets	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$(0.1)	$3.4	$—	$3.3
Trade payables	—	—	43.8	34.5	—	78.3
Income taxes payable	(0.7)	(13.5)	14.3	3.6	—	3.7
Deferred income taxes	—	—	9.8	3.0	—	12.8
Compensation and benefits	—	—	21.9	10.7	—	32.6
Current portion of pension obligations	—	—	11.0	2.6	—	13.6
Current portion of postretirement obligations	—	—	5.7	—	—	5.7
Other current liabilities	—	9.7	15.1	6.1	—	30.9
Total current liabilities	(0.7)	(3.8)	121.5	63.9	—	180.9

Long-term debt	—	500.0	0.9	2.5	—	503.4
Notes payable to (receivable from) affiliates, net	1.7	125.0	(165.5)	38.8	—	—
Pension obligations	—	—	38.8	37.0	—	75.8
Postretirement benefit obligations	—	—	32.1	2.1	—	34.2
Deferred income taxes	—	0.6	47.1	2.5	—	50.2
Other liabilities	—	—	8.0	0.2	—	8.2
Total liabilities	1.0	621.8	82.9	147.0	—	852.7

Stockholders’ equity	424.7	425.7	940.9	115.0	(1,481.6)	424.7
Total liabilities and stockholders’ equity	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Condensed Consolidating Statement of Income (Unaudited)

Three Months Ended

January 1, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$199.6	$77.6	$(12.7)	$264.5
Cost of sales	—	—	138.3	56.9	(12.7)	182.5
Gross profit	—	—	61.3	20.7	—	82.0

Selling, general and administrative expenses	.2	—	32.8	13.7	—	46.7
Restructuring and other similar costs	—	—	12.3	2.2	—	14.5
Amortization of intangible assets	—	—	4.0	—	—	4.0
Income from operations	(.2)	—	12.2	4.8	—	16.8

Non-operating income (expense):
Interest expense:
To third parties	—	(15.4)	0.1	(0.1)	—	(15.4)
To affiliates	—	1.6	0.5	(2.1)	—	—
Other, net	(0.5)	(0.2)	2.4	(2.6)	—	(0.9)
Income (loss) before income taxes	(0.7)	(14.0)	15.2	—	—	0.5
Provision (benefit) for income taxes	(0.2)	(2.9)	(3.1)	6.1	—	(0.1)
Income (loss) before equity in earnings of subsidiaries	(0.5)	(11.1)	18.3	(6.1)	—	0.6
Equity in earnings (loss) of subsidiaries	1.1	12.2	(6.1)	—	(7.2)	—
Net income (loss)	$0.6	$1.1	$12.2	$(6.1)	$(7.2)	$0.6

Condensed Consolidating Statement of Income (Unaudited)

Nine Months Ended

January 1, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$588.1	$229.4	$(39.8)	$777.7
Cost of sales	—	—	407.2	170.2	(39.8)	537.6
Gross profit	—	—	180.9	59.2	—	240.1

Selling, general and administrative expenses	0.3	0.1	93.4	42.8	—	136.6
Restructuring and other similar costs	—	—	15.9	4.4	—	20.3
Amortization of intangible assets	—	—	11.5	0.1	—	11.6
Income from operations	(0.3)	(0.1)	60.1	11.9	—	71.6

Non-operating income (expense):
Interest expense:
To third parties	—	(44.2)	0.1	(1.1)	—	(45.2)
To affiliates	—	4.8	1.7	(6.5)	—	—
Other, net	(1.5)	(1.1)	1.5	(2.7)	—	(3.8)
Income (loss) before income taxes	(1.8)	(40.6)	63.4	1.6	—	22.6
Provision (benefit) for income taxes	(0.6)	(12.1)	15.7	6.4	—	9.4
Income (loss) before equity in earnings of subsidiaries	(1.2)	(28.5)	47.7	(4.8)	—	13.2
Equity in earnings of subsidiaries	14.4	42.9	(4.8)	—	(52.5)	—
Net income (loss)	$13.2	$14.4	$42.9	$(4.8)	$(52.5)	$13.2

Condensed Consolidating Statement of Income (Unaudited)

Three Months Ended

January 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$137.5	$72.6	$(10.4)	$199.7
Cost of sales	—	—	98.6	56.3	(10.4)	144.5
Gross profit	—	—	38.9	16.3	—	55.2

Selling, general and administrative expenses	—	0.1	23.7	13.8	—	37.6
Restructuring and other similar costs	—	—	1.1	0.6	—	1.7
Amortization of intangible assets	—	—	3.4	0.1	—	3.5
Income from operations	—	(0.1)	10.7	1.8	—	12.4

Non-operating income (expense):
Interest expense:
To third parties	—	(10.7)	0.1	(0.3)	—	(10.9)
To affiliates	—	1.8	0.7	(2.5)	—	—
Other, net	(0.5)	—	(0.2)	(0.3)	—	(1.0)
Income (loss) before income taxes	(0.5)	(9.0)	11.3	(1.3)	—	0.5
Provision (benefit) for income taxes	(0.2)	(3.7)	4.6	(0.5)	—	0.2
Income (loss) before equity in earnings of subsidiaries	(0.3)	(5.3)	6.7	(0.8)	—	0.3
Equity in earnings (loss) of subsidiaries	0.6	5.9	(0.8)	—	(5.7)	—
Net income (loss)	$0.3	$0.6	$5.9	$(0.8)	$(5.7)	$0.3

Condensed Consolidating Statement of Income (Unaudited)

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

Condensed Consolidating Statement of Cash Flows (Unaudited)

Nine Months Ended

January 1, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$13.2	$14.4	$42.9	$(4.8)	$(52.5)	$13.2
Noncash adjustments	(14.1)	(40.2)	46.8	7.6	52.5	52.6
Changes in operating assets and liabilities, including intercompany activity	(0.3)	66.7	(88.4)	0.7	—	(21.3)
Cash provided by (used for) operating activities	(1.2)	40.9	1.3	3.5	—	44.5

Investing activities
Expenditures for property, plant and equipment	—	—	(16.8)	(5.5)	—	(22.3)
Proceeds from dispositions of fixed assets	—	—	1.0	—	—	1.0
Acquisition of Falk, net of cash acquired	—	(301.3)	—	—	—	(301.3)
Cash used for investing activities	—	(301.3)	(15.8)	(5.5)	—	(322.6)

Financing activities
Proceeds from issuance of long-term debt	—	312.0	—	—	—	312.0
Net payments on long-term debt	—	(44.0)	—	(1.1)	—	(45.1)
Payment of financing fees	—	(7.6)	—	—	—	(7.6)
Proceeds from issuance of common stock	1.2	—	—	—	—	1.2
Cash provided by (used for) financing activities	1.2	260.4	—	(1.1)	—	260.5

Effect of exchange rate changes on cash	—	—	—	—	—	—
Decrease in cash	—	—	(14.5)	(3.1)	—	(17.6)
Cash at beginning of period	—	—	15.9	10.4	—	26.3
Cash at end of period	$—	$—	$1.4	$7.3	$—	$8.7

Condensed Consolidating Statement of Cash Flows (Unaudited)

Nine Months Ended

January 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$10.5	$11.4	$26.9	$2.3	$(40.6)	$10.5
Noncash adjustments	(11.4)	(24.4)	24.1	7.0	40.6	35.9
Changes in operating assets and liabilities	(1.1)	27.0	(40.2)	(9.5)	—	(23.8)
Cash provided by (used for) operating activities	(2.0)	14.0	10.8	(0.2)	—	22.6

Investing activities
Expenditures for property, plant and equipment	—	—	(15.8)	(4.3)	—	(20.1)
Proceeds from dispositions of property, plant and equipment	—	—	—	1.0	—	1.0
Cash used for investing activities	—	—	(15.8)	(3.3)	—	(19.1)

Financing activities
Net borrowings of long-term debt	—	(14.0)	(0.1)	(0.7)	—	(14.8)
Stock options exercised	2.0	—	—	—	—	2.0
Cash provided by (used for) financing activities	2.0	(14.0)	(0.1)	(0.7)	—	(12.8)

Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0
Decrease in cash	—	—	(5.1)	(3.2)	—	(8.3)
Cash at beginning of period	—	—	9.1	12.7	—	21.8
Cash at end of period	$—	$—	$4.0	$9.5	$—	$13.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.  Management believes that as of January 1, 2006 and for the three and nine months then ended, there was no material change to this information.

Fiscal Year

The Company’s fiscal year ends March 31.  We divide our fiscal year into four 13 calendar week quarters, except that the first and fourth quarters may be longer or shorter to the extent necessary to make each fiscal year end on March 31.  The third quarter of fiscal 2006 is the quarter ended January 1, 2006 and the third quarter of fiscal 2005 is the quarter ended January 2, 2005.

Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities.  The acquisition of Falk was funded by a $312.0 million term loan obtained through an amendment to our existing credit agreement dated May 16, 2005.  See Note 8 of Notes to Condensed Consolidated Financial Statements for more information on this amendment, which was filed as an exhibit to our fiscal 2005 Form 10-K.  Falk, which is also headquartered in Milwaukee, is a manufacturer of gears and couplings with historical annual revenues of approximately $200 million.

The Falk acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values.  The estimated fair values included in the purchase price allocation are preliminary and based upon currently available information.  We are still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets.  In addition, we are in the process of strategically assessing our combined business which may give rise to additional purchase liabilities.  Accordingly, final adjustments to the purchase price allocation may be required.  We expect to finalize the purchase price allocation within one year from the date of the Falk acquisition.

Overview

Through the first nine months of fiscal 2006, the underlying industrial economy has continued to be relatively strong as our industrial distributors, OEM customers and end-users have all experienced solid growth.  Third quarter and first nine months’ net sales increased 32.4% and 32.3%, respectively, from the comparable prior year periods due to the Falk acquisition and continued solid performance in our industrial products end markets of forest products, energy, construction equipment, natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates).  Sales of aerospace products also continued to post solid year-over-year growth in the third quarter and during the first nine months of fiscal 2006.

Income from operations for the third quarter of fiscal 2006 increased $4.4 million or 35.5% over the third quarter of last year, while income from operations for the first nine months of fiscal 2006 increased $19.9 million or 38.5% over the first nine months of last year.  The improvement in third quarter and first nine months’ income from operations was due to higher sales and better operating leverage as we continued our efforts to reduce selling, general and administrative expenses through expense reductions and strict cost controls, offset in part by higher restructuring and other similar costs year over year.

We incurred higher interest expense compared to last year due to additional indebtedness as a result of the Falk acquisition, and the first nine months of fiscal 2006 also include higher other non-operating expenses (primarily financing expenses and foreign exchange) and higher income tax expense as a result of higher pre-tax income.  Net income increased by $0.3 million in the third quarter of fiscal 2006 and by $2.7 million for the first nine months of fiscal 2006 over the comparable prior year periods.

Results of Operations

	Three Months Ended		Nine Months Ended
(in millions)	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005

Net sales	$264.5	$199.7	$777.7	$587.8
Cost of sales	182.5	144.5	537.6	409.8
Gross profit	82.0	55.2	240.1	178.0
Gross profit as a % of sales	31.0%	27.6%	30.9%	30.3%

Selling, general and administrative expenses	46.7	37.6	136.6	112.9
Restructuring and other similar costs	14.5	1.7	20.3	3.0
Amortization of intangible assets	4.0	3.5	11.6	10.4
Income from operations	16.8	12.4	71.6	51.7

Non-operating income (expense):
Interest expense, net	(15.4)	(10.9)	(45.2)	(32.5)
Other, net	(0.9)	(1.0)	(3.8)	(1.5)
Income before income taxes	0.5	0.5	22.6	17.7
Provision (benefit) for income taxes	(0.1)	0.2	9.4	7.2
Net income	$0.6	$0.3	$13.2	$10.5

Third Quarter Ended January 1, 2006 Compared with the Third Quarter Ended January 2, 2005

Net Sales

Net sales in the third quarter of fiscal 2006 were $264.5 million, an increase of $64.8 million, or 32.4%, from the prior fiscal year third quarter’s net sales of $199.7 million.  The increase in net sales was due to the Falk acquisition and continued solid performance in our industrial products end markets of forest products, energy, construction equipment, natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates), as well as strong demand for our aerospace products.  Third quarter sales were unfavorably impacted by 0.9% or $2.5 million as the Euro weakened against the U.S. dollar compared to the prior year.

The table below reconciles net sales on a constant currency basis to the comparable GAAP net sales information.

	Three Months Ended January 1, 2006
(in millions)	Net Sales	Currency Translation	Sales Excluding Currency Translation

United States	$185.5	$—	$185.5
Canada	12.4	(0.4)	12.0
Europe	50.8	3.7	54.5
Rest of World	15.8	(0.8)	15.0
	$264.5	$2.5	$267.0

Gross Profit

Gross profit in the third quarter grew 48.6% to $82.0 million or 31.0% of sales, 340 basis points higher than in the third quarter of fiscal 2005.  Gross profit in the third quarter of last year was negatively impacted by $4.5 million (230 basis points) of unfavorable manufacturing absorption as inventory levels were reduced on a constant currency basis by $14 million during that quarter.   Gross profit in the third quarter of fiscal 2006 includes LIFO expense of $2.0 million which adversely impacted gross profit margins by 80 basis points, while gross profit in the third quarter of fiscal 2005 includes LIFO expense of $1.0 million which adversely impacted gross profit margins by 50 basis points.  The remaining improvement in gross profit margins between years was driven by operating leverage on the additional sales volume, integration synergies from our Falk acquisition, and a continued focus on using RBS principles to drive cost reductions and productivity improvements.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses expressed as a percentage of sales declined 110 basis points to 17.7% from 18.8% in the prior year third quarter.  The reduction in SG&A as a percent of sales is due to better operating leverage resulting from our Falk integration efforts as well as a continued focus on reducing costs and gaining efficiencies in our selling and administrative functions.  The $9.1 million increase in SG&A dollars in the third quarter of fiscal 2006 is primarily due to the acquisition of Falk.

Restructuring and Similar Costs

We expensed $14.5 million of restructuring and other similar costs in the third quarter of fiscal 2006, including $5.7 million of non-cash asset impairments related to the closure of our Flattop plant in Puerto Rico and a decision to outsource certain portions of our Industrial Chain manufacturing operations.  We also incurred $6.3 million of consolidation and integration costs consisting primarily of (i) the closure of our Coupling plant in Warren, Pennsylvania, (ii) the closure of our Flattop plant in Puerto Rico, and (iii) Falk integration costs, including the continuation of certain Falk plant consolidation efforts that had been initiated prior to our acquisition of Falk.  The remaining $2.5 million of restructuring and other similar costs in the third quarter of fiscal 2006 relate primarily to severance, relocation and recruiting expenses for certain headcount reduction and management realignment initiatives.

During the third quarter of fiscal 2005, we expensed $1.7 million for severance, relocation and recruiting costs associated with our efforts to realign management and upgrade talent.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets which include patents, a distribution network, a covenant not to compete, customer relationships and software.  Amortization of these intangible assets amounted to $4.0 million in the third quarter of fiscal 2006 and $3.5 million in the third quarter of fiscal 2005.  The increase between years is due to amortization of the acquired Falk intangible assets.

Interest Expense, net

Interest expense (net of interest income) was $15.4 million in the third quarter of fiscal 2006 compared to $10.9 million in the third quarter of fiscal 2005.  The $4.5 million increase in our net interest expense in the third quarter of fiscal 2006 versus the prior year quarter was attributable primarily to interest on the additional $312 million term loan used to fund the Falk acquisition and to higher interest rates year over year on our variable-rate term debt.

Income Tax Expense

We recorded an income tax benefit of $0.1 million in the third quarter of fiscal 2006 as a result of revising our estimated full year effective tax rate downward from 43.0% to 41.6% during the quarter.  Our estimated full year effective tax rate was lowered due to the realization of certain foreign related tax benefits in excess of previous estimates.

Nine Months Ended January 1, 2006 Compared with the Nine Months Ended January 2, 2005

Net Sales

Net sales in the first nine of fiscal year 2006 were $777.7 million, an improvement of 32.3%, or $189.9 million, over the first nine months of last year.  From a sales channel perspective, our industrial distributors, OEM customers and end users are all posting solid year over year growth compared to the prior year first nine months driven by a mix of solid end-user demand for after-market replacement parts and project based activity across a broad spectrum of industrial sectors, particularly forest products, energy, natural resource extraction and food and beverage.  The aerospace product line continues to perform well, with orders up 16.2% through the first nine months and a backlog 44% higher than one year ago.  First nine months’ sales were favorably impacted by 0.3% or $2.1 million as the Canadian dollar strengthened against the U.S. dollar compared to the prior year.  The table below reconciles net sales on a constant currency basis to the comparable GAAP net sales information.

	Nine Months Ended January 1, 2006
(in millions)	Net Sales	Currency Translation	Sales Excluding Currency Translation

United States	$541.4	$—	$541.4
Canada	34.9	(1.9)	33.0
Europe	156.3	2.4	158.7
Rest of World	45.1	(2.6)	42.5
	$777.7	$(2.1)	$775.6

Gross Profit

Gross profit margin through the first nine months of fiscal 2006 was 30.9% compared to 30.3% through the first nine months of fiscal 2005.  The improvement in gross profit margins between years was driven by operating leverage on the additional sales volume, integration synergies from our Falk acquisition, and a continued focus on using Rexnord Business System principles to drive cost reductions and productivity improvements.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses expressed as a percentage of sales declined 160 basis points to 17.6% from 19.2% in the first nine months of the prior year.  The reduction in SG&A as a percent of sales is due to better operating leverage resulting from our Falk integration efforts as well as a continued focus on reducing costs and gaining efficiencies in our selling and administrative functions.  The $23.7 million increase in SG&A dollars in the first nine months of fiscal 2006 is primarily due to the acquisition of Falk.

Restructuring and Similar Costs

We expensed $20.3 million of restructuring and other similar costs in the first nine months of fiscal 2006, including $5.7 million of non-cash asset impairments related to the closure of our Flattop plant in Puerto Rico and a decision to outsource certain portions of our Industrial Chain manufacturing operations.  We also incurred $9.0 million of consolidation and integration costs consisting primarily of (i) the closure of our Coupling plant in Warren, Pennsylvania, (ii) the closure of our Flattop plant in Puerto Rico, and (iii) Falk integration costs, including the continuation of certain Falk plant consolidation efforts that had been initiated prior to our acquisition of Falk.  The remaining $5.6 million of restructuring and other similar costs in the first nine months of fiscal 2006 relate primarily to severance, relocation and recruiting expenses for certain headcount reduction and management realignment initiatives.

During the first nine months of fiscal 2005, we expensed $3.0 million for severance, relocation and recruiting costs associated with our efforts to realign management and upgrade talent.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets which include patents, a distribution network, a covenant not to compete, customer relationships and software.  Amortization of these intangible assets amounted to $11.6 million in the first nine months of fiscal 2006 and $10.4 million in the first nine months of fiscal 2005.  The increase between years is due to amortization of the acquired Falk intangible assets.

Interest Expense, net

Interest expense (net of interest income) was $45.2 million through the first nine months of fiscal 2006 compared to $32.5 million in the comparable nine months of fiscal 2005. The $12.7 million increase in our net interest expense in the first nine months of fiscal 2006 versus the first nine months of fiscal 2005 was attributable primarily to interest on the additional $312 million term loan used to fund the Falk acquisition and to higher interest rates year over year on our variable-rate term debt.

Income Tax Expense

Our effective tax rate for the first nine months of fiscal 2006 was 41.6% compared to 40.7% in the first nine months of the prior year.  The increase between years was due primarily to certain one-time non-deductible expenses recorded in the first quarter of fiscal 2006, offset in part by the realization of certain foreign related tax benefits in excess of previous estimates as compared to the prior year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flow from operations and borrowings under the $75 million revolving credit facility.  As of January 1, 2006, we had $8.7 million of cash on hand and approximately $63.0 million of additional borrowings available to us under our revolving credit facility, as $12.0 million of the facility was utilized in connection with outstanding letters of credit.  The revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash provided by operating activities in the first nine months of fiscal 2006 was $44.5 million compared to $22.6 million of cash provided in the comparable period of fiscal 2005.  The increase in cash provided by operating activities was driven primarily by higher net income of $2.7 million, higher non-cash depreciation expense of $8.0 million and higher other non-cash charges (primarily restructuring related) of $7.3 million.  Our year over year sales growth only required a $0.5 million increase in net cash used for trade working capital (receivables, inventories and accounts payable) as we continue to focus on cash collections and effectively managing accounts payable.

Through the first nine months of fiscal 2006, net cash used in investing activities was $322.6 million compared to $19.1 million through the first nine months of fiscal 2005.  The increase in cash used for investing activities was due primarily to our acquisition of Falk in May 2005 which utilized $301.3 million of cash ($306.2 million purchase price net of cash acquired of $4.9 million).

Our net cash provided by financing activities in the first nine months of fiscal 2006 includes $312.0 million of additional term loans issued in May 2005 under our amended credit agreement (the “Credit Agreement”).  The proceeds from the term loans, net of $7.6 million of financing costs paid, were used to finance the acquisition of Falk.  Our strong operating performance allowed us to repay $45.1 million of debt during the first nine months fiscal 2006, including $44.0 million of principal of the term loans.  In the first nine months of fiscal 2005, we repaid a total of $14.0 million of principal of the term loans.  We also received $1.2 million and $2.0 million of cash proceeds from the issuance of common stock during the first nine months of fiscal 2006 and 2005, respectively.

As of January 1, 2006 we had $773.4 million of total indebtedness outstanding as follows (in millions):

	Total Debt at January 1, 2006	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities - term loans at variable rates	$543.0	$—	$543.0
10.125% Senior Subordinated Notes - fixed rate	225.0	—	225.0
Other Debt	5.4	2.6	2.8
	$773.4	$2.6	$770.8

As of January 1, 2006, the outstanding balance on the term loans of $543.0 million is due in fiscal 2012.  The senior subordinated debt is due in fiscal 2013.

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

Under our Credit Agreement, all of our term loans bear interest, at the Company’s option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate).  At January 1, 2006, $1.0 million of term loans bear interest at 7.75%, $242.0 million bear interest at 6.07% and $300.0 million bear interest at 6.21%.  Our results of operations would likely be affected by changes in market interest rates on these obligations. A hypothetical increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $5.5 million on an annual basis.

We had outstanding fixed rate lon g-term debt obligations with carrying values of $225.0 million at January 1, 2006.  The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended January 1, 2006.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended January 1, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, and in Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, and in Part II, Item 1 of our Form 10-Q for the quarterly period ended July 2, 2005.  Management believes that as of January 1, 2006, there have been no material changes to this information.

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 28, 2005, a consultant of RBS Global, Inc., Rexnord Corporation and it subsidiaries exercised options to purchase 1,778 shares of RBS Global, Inc. Common Stock at a price of $100.00 per share, for total consideration of $177,800.  The shares were sold pursuant to exemptions available under the Securities Act of 1933, as amended, including Rule 701 promulgated thereunder.  All options were exercised at the discretion of the option holder after they had become fully vested, in accordance with the terms of the respective option grant.

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

RBS GLOBAL, INC. and
REXNORD CORPORATION

Date:	January 30, 2006	By:	/s/ Thomas J. Jansen
		Name:	Thomas J. Jansen
		Title:	Executive VP Finance and Chief Financial Officer