Form 10-K
period 2006-03-31
REXNORD CORP; RBS GLOBAL INC
filed 2006-04-27
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-102428

RBS Global, Inc.	Rexnord Corporation
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 643-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☒	No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of October 2, 2005 (the end of each registrant’s second fiscal quarter), none of the common stock of either registrant was held by non-affiliates of the registrant. As of such date there was no public market for either registrant’s securities.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2006
RBS Global, Inc. Common Stock, $.01 par value per share	3,623,809 shares

Rexnord Corporation Common Stock, $.01 par value per share	1,000 shares

PART I

ITEM 1.                  BUSINESS.

RBS Global, Inc. (RBS Global), a Delaware corporation, is the parent company of Rexnord Corporation (a Delaware corporation), a holding company, which owns several domestic and foreign subsidiaries. RBS Global was formed by certain affiliates of our equity sponsor, The Carlyle Group, and incorporated in Delaware on November 4, 2002 in connection with the acquisition on November 25, 2002 by RBS Acquisition Corporation, our indirect wholly owned subsidiary, from Invensys plc and certain of its affiliates of all of the capital stock of 16 entities that comprised the Rexnord Group of Invensys, or the Predecessor (the Carlyle Acquisition).

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of RBS Global, Inc. and its subsidiaries. Unless otherwise noted, references to the Company, we, us and our, refer to RBS Global, Inc. and its subsidiary Rexnord Corporation and its subsidiaries. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2006, or fiscal 2006, means the period from April 1, 2005 to March 31, 2006.

 The Selected Financial Data section of this Form 10-K includes certain historical financial information of the Predecessor for periods prior to the Carlyle Acquisition that is presented for comparative purposes.

Neither RBS Global, Inc. nor Rexnord Corporation are required to file reports with the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, Rexnord Corporation voluntarily files such reports in accordance with the terms of the Indenture governing our 10 1/8% Senior Subordinated Notes due 2012 (the Notes), which were registered in May 2003 under the Securities Act of 1933 (Registration No. 333-102428). RBS Global is a co-filer of these voluntary filings because it is a guarantor of the Notes and is the parent company of Rexnord Corporation. As of March 31, 2006, neither RBS Global nor Rexnord Corporation were deemed to be an “issuer” under the Sarbanes-Oxley Act of 2002 (the Act), and therefore were not subject to certain of the requirements of the Act during fiscal 2006.

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

Our Company

We believe that we are one of the world’s leading manufacturers of highly-engineered precision motion technology products, primarily focused on power transmission (PT) products serving industrial and aerospace end markets. We manufacture what we believe to be the broadest product portfolio in the PT industry in our 28 manufacturing and four repair facilities located around the world. Our product portfolio includes gears, couplings, industrial bearings, flattop chain and modular conveyer belts, special components, industrial chain and aerospace bearings and seals. We have the number one or number two share in the majority of our served markets, which we believe is attributable to the innovative design, premium quality, brand reputation and reliability of our products. We are led by an outstanding management team that employs a proven management system, the Rexnord Business System, or RBS, derived from the Danaher Business System which has been successfully implemented at the Danaher Corporation, to drive performance at every level of the organization. For the year ended March 31, 2006, we had revenues of $1,081.4 million, net income of $22.9 million and earnings before interest, taxes, depreciation and amortization (EBITDA) of $159.4 million.

We have a large and growing installed base of products consisting primarily of moving, wearing components that are consumed in use and have a predictable replacement cycle. In addition, due to the complexity of our customers’ manufacturing operations and the high cost of process failures, our customers have demonstrated a strong preference to replace their worn Rexnord products with new Rexnord products. This replacement dynamic drives recurring replacement sales, which we refer to as aftermarket sales, that we estimate accounted for approximately 60% of our North American PT sales for the year ended March 31, 2006.

Our products are either incorporated into products sold by original equipment manufacturers, or OEMs, sold to end users directly or sold through industrial distributors as aftermarket products. Our products are marketed globally under brands such as Rex®, Falk® and Link-Belt®, using both direct and indirect channels, to over 400 industrial distributors working through over 1,900 branches worldwide and over 2,000 OEMs. We have 28 manufacturing and four repair facilities located around the world. As of March 31, 2006, we had approximately 5,800 full-time employees.

Our products are used in a diverse group of end-market industries, including aerospace, aggregates and cement, air handling, construction equipment, chemicals, energy, food and beverage, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. No end market accounted for more than 15% of our revenues for the year ended March 31, 2006. Sales to our largest customer, Motion Industries, Inc., accounted for approximately 11.8%, 9.0% and 9.5%  of our total net sales for the years ended March 31, 2006, 2005 and 2004, respectively. Our key product offerings include:

•      Gears. We are a leading manufacturer of gearsets and gearboxes, with the number one position in the North American market for parallel shaft, right angle reducers and inline drives.

•      Couplings. We are the market leader in North America in lubricated and non-lubricated couplings.

•      Industrial Bearings. We believe we have the leading position in the mounted roller bearing market in North America.

•      Flattop. We are the number one producer of flattop chain for the global beverage and container end markets.

•      Special Components. We are the market leader in Solenoid Actuated motor brakes.

•      Industrial Chain. We are the largest North American supplier of engineered chain used in a variety of conveyor systems and drive applications. We believe we also have the leading position in the non-commodity engineered chain and conveying equipment markets in North America.

•      Aerospace Bearings and Seals. We believe we are the leading global producer of rolling element airframe control bearings and slotted entry and split ball bearings.

Our Industry

According to Industrial Market Information, Inc., the domestic PT industry is approximately an $84 billion per year industry. Of this overall estimated PT products industry, the relevant domestic market for our current product offerings is approximately $5 billion, which includes all product categories in all industries in which we currently compete. The PT industry is fragmented and most participants have limited product lines and serve specific geographies. While there are numerous limited product line competitors, there are only a few national and international competitors of a size comparable to us, including the Emerson Power Transmission Division of Emerson Electric and the Dodge Manufacturing Division of Rockwell Automation, Inc. The industry’s customer base is broadly diversified across many sectors of the economy. We believe that market growth in the PT industry is closely tied to overall growth in industrial production.

Precision motion technology products are generally critical components in the machinery or plant in which they operate, yet they typically represent only a fraction of an end user’s total production cost. However, because the costs associated with product failure to the end user can be substantial, we believe end users in most of the markets we serve focus on products with quality, reliability and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop a reputation for quality and reliability, as well as an extensive distribution network to maintain attractive margins on products and gain market share.

Our industry is also characterized by relatively high barriers to entry, including the need for significant start-up capital expenditures, experience with sophisticated engineering requirements, the ability to produce a broad number of niche products with very little lead time and long-standing customer relationships. In addition, we believe there is an industry trend of customers increasingly consolidating their vendor bases, which we expect should allow those companies with broader product offerings to capture additional market share. We believe entry into our markets by foreign competitors with low cost labor will be limited due to the fact that we manufacture highly-specialized niche products for which access to distribution channels is limited.

The Falk Acquisition

In May 2005, we acquired Falk from Hamilton Sundstrand, a division of United Technologies Corporation, for $301.3 million ($306.2 million purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. Falk is a manufacturer of gears and lubricated couplings and is a recognized leader in the gear and coupling markets. The Falk Acquisition significantly enhanced our position as a leading manufacturer of highly-engineered precision motion technology products. By combining our leadership positions in flattop chain, industrial bearings, non-lubricated couplings and industrial chain with Falk’s complementary leadership positions in gears and lubricated couplings, as well as a growing gear repair business, the Falk Acquisition created a comprehensive, market-leading product portfolio that we believe to be the broadest in the industry.

Products

A description of the various types of PT components follows below:

Gears

Gearsets and gearboxes are used to reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. Gears are sold to a variety of end markets, including natural resource extraction, forest products, cement and aggregates, food and beverage and chemicals industries. We produce a wide range of heavy duty, medium and light duty gear drives used for bulk material handling, mixing, pumping applications and general gearing. We also operate a gear service and repair business. Gears have an average replacement cycle of 5 to 20 years. Our gear products are manufactured in our facilities in Wisconsin, Louisiana, Pennsylvania, Texas, Virginia, Australia, Canada, China and Germany.

Our gear products are sold under the Falk™, Rex®, Link-Belt®, Stephan™ and Prager™ brand names.

•      Heavy duty gear drives. Heavy duty gear drives are generally sold in either parallel shaft or right angle configurations with torque ratings up to 20 million pounds per inch. Heavy duty gear drives are typically used to power bulk material handling and conveying systems in the mining, coal, aggregate and cement industries, as well as crushing, mixing, hoisting and marine applications.

•      Medium and light duty gear drives. Medium and light duty gear drives perform the same function as heavy duty gear drives, but with a maximum torque rating of 600,000 pounds per inch, and are typically used in light material handling, mixing and pumping. Products include speed reducers, motor reducers, shaft mounts and mixer drives. We also buy and resell through our distribution network a range of private label products including worm drives, ultra-mite gearboxes and backstops.

•      General gearing. General gearing includes ring gears and forged pinions used in the hard rock mining, cement and power generation industries for large crushing and milling applications such as ball mills, SAG mills and cement kilns. Other products include outside heavy section castings (i.e., automotive die blocks) and large contract manufacturing.

•      Gear service and Repair. Falk Renew and Prager are our gearbox service and repair companies, servicing the largest installed base of geared products in the Americas. The service repair business is operated from facilities in Louisiana, Pennsylvania, Texas, Wisconsin, Canada, Australia, Brazil and Mexico.

Market. We believe we are the leading U.S. producer of gears, and we sell our gear products to a variety of customers within numerous end markets. Market competition in the gear industry is based primarily on quality, lead times, reputation for quality and cost. We estimate the global gear market to be approximately $4.5 billion. The market is both competitive and fragmented, with no dominant competitor. In addition, industry participants are often regionally focused and produce a limited range of niche products.

Couplings

Couplings are primarily used in high-speed, high torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Our couplings are sold to a variety of end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. We estimate that our aftermarket sales of couplings comprise half of our overall coupling sales. Our couplings are manufactured in our facilities in Alabama, Nebraska, Wisconsin, France and Germany. Couplings are comprised of the grid, flexible disc, elastomeric and gear product lines and are sold under the Steelflex®, Thomas®, Freedom™, Omega®, Rex® Viva®, Wrapflex®, Lifelign®, Addax® and ModulFlex® brand names.

•      Grid. Grid couplings are lubricated couplings that offer simpler initial installation than gear couplings and the ability to replace in place. Our grid couplings are sold under the Steelflex® brand.

•      Flexible disc. Flexible disc couplings are non-lubricated, metal flexing couplings that are used for the transmission of torque and the accommodation of shaft misalignment. Our flexible disc couplings are sold under the Thomas®, Freedom™, and ModulFlex® brands.

•      Elastomeric. Elastomeric couplings are flexible couplings ideal for use in industrial applications such as pumps, compressors, blowers, mixers and many other drive applications and are marketed under the Rex Omega®, Rex® Viva®, and Wrapflex® brands.

•      Gear. Gear couplings are lubricated couplings that are typically more torque dense than other coupling types. Our gear couplings are sold under the Lifelign® brand.

Market. The global couplings market is estimated at approximately $1 billion in annual sales and generally follows the investment cycles of the industries it supplies. We sell our couplings to a variety of customers in several end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. Global demand for couplings is split approximately equally between North America, Europe and the rest of the world. The couplings market is split between dry couplings and wet couplings and is fragmented with numerous manufacturers.

Industrial Bearings

Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. These products are primarily sold for use in the forest products, construction equipment, and agricultural equipment industries. Industrial bearings are sold either mounted or unmounted. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. Bearings have an average replacement cycle of 3 to 5 years. We manufacture our industrial bearings products in our facilities in Indiana, Tennessee, Michigan and Illinois. Our primary industrial bearings products include:

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

Market. We believe we are one of the leading U.S. producers of mounted bearings. We sell our industrial bearings products to a variety of customers within numerous end markets. Market competition in the bearings industry is based primarily on cost, quality, on-time delivery and market access.

Flattop Chain

Our flattop chain is a highly-engineered conveyor chain that provides a smooth continuous conveying surface that is critical to high-speed operations such as those used to transport cans and bottles in beverage-filling operations, and is primarily sold to the food and beverage, consumer products and parts processing industries. Flattop chain products generally need to be replaced every 4 to 5 years on average. We manufacture our flattop chain products in our manufacturing facilities in Wisconsin, Italy and the Netherlands. Our primary flattop chain products include:

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

Market. We market our flattop chain products directly to end users, and market and sell these products to both OEMs and distributors. The flattop chain market has experienced and continues to undergo a shift towards plastic. We anticipate this trend towards plastic will continue in the flattop chain market as more food and beverage companies begin to replace their older conveyor lines and as container production continues to move away from the use of returnable glass bottles that have traditionally been conveyed on stainless steel chain. This trend has not yet significantly affected the European flattop chain market, however, as European manufacturers and processors have a propensity to use metal chains that conform to standardized designs. In addition, we anticipate there will be other additional growth opportunities as rubber belt and roller conveyor are replaced by newer technologies.

Special Components

Our special components products are comprised of three primary product lines: electric motor brakes, miniature PT components and security devices for utility companies. These products are manufactured by our three stand-alone niche businesses: Stearns, W.M. Berg and Highfield.

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

Stearns has a network of over 900 distributor branches servicing customers in numerous industries, including material handling, cranes, servomotors and actuators, conveyors, and single-phase motor manufacturers. Approximately 80% of W.M. Berg’s sales are made to OEMs with the remaining sales generally going through distributors. For fiscal year 2006, the majority of Highfield’s sales were made to wholesalers, utilities and installers.

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

•      Roller chain. In the United States, roller chain is a product that is generally produced according to an American National Standards Institute specification. As a result, roller chain has largely become a standardized or commoditized product, with very little differentiation between product manufactured in North America and low-cost imports from China and India. Largely because of this, we no longer manufacture roller chain. However, because of our strong brand, we are still able to capture a premium on outsourced chain. Our roller chain product line, which is marketed under the Rex® and Link-Belt® brand names, is supplied to a variety of industries primarily for conveyor and lifting applications.

Market. We market and sell our industrial chain products directly to OEMs and distributors. The roller chain market is principally comprised of commodity products, manufactured to accommodate industry standards and specifications that are available from numerous sources. We believe we have a leading position in the North American market for engineered chain.

Aerospace Bearings and Seals

We supply our aerospace bearings and seals to the commercial aircraft, military aircraft and regional jet end markets for use in door systems, engine controls, engine mounts, flight control systems, landing gear and rotor pitch control. The majority of our sales are to engine and airframe OEMs that specify our products for their aircraft platforms. Our aerospace bearings and seals products consist of rolling element airframe bearings sold under the Shafer® brand, slotted-entry and split-ball sliding bearings sold under the PSI® brand name and aerospace seals that are sold under the Cartriseal® brand name, which are primarily sold for use in both aerospace and industrial applications. Our aerospace bearings and seals products are manufactured in our facilities in Illinois and California and are supported by a direct sales organization, aerospace agents and distributors.

•      Rolling element airframe bearings (Shafer® bearing). We believe we are a leading supplier of rolling element airframe bearings. We also provide technical service, product development and testing, and have achieved a strong position in the high performance oscillating bearing market. Shafer® roller bearings provide low-friction, high-load carrying capabilities and internal self-alignment and are used in landing gear, flight control systems and door systems.

•      Slotted-entry and split-ball sliding bearings (PSI® bearing). We believe we are a leading supplier of slotted-entry and split-ball sliding bearings. Slotted-entry bearings are utilized because of their reduced weight, smaller size and design flexibility, and are used primarily in landing gears, flight control systems and engine mounts. Split-ball sliding bearings are used for their unidirectional axial load capabilities, additional total bearing area, high capacity and greater stiffness, and are found in secondary control systems, such as slats and flaps, as well as applications such as landing gear retract actuators, and fixed-end flight control actuators. We also manufacture split-race bearings, used in landing gears where high load and stiffness are required, which provide equal axial load capabilities in either direction, allowing more total bearing area, capacity and ease of installation and replacement.

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

Market. The aerospace components industry is highly fragmented and consists of many small, specialized companies and a limited number of larger, well-capitalized companies. We compete in product-specific markets that we estimate have historically been under $100 million in revenues. The relatively small size of these markets, combined with the industry’s stringent regulatory approvals, quality requirements and certification processes, increase the barriers to entry for potential competitors. For example, all potential competitors must meet the certification requirements and qualification approvals required by the Federal Aviation Administration, or FAA, and aircraft and engine OEMs.

We sell our aerospace products to OEMs, distributors and the U.S. government. The majority of our sales across these three business units are to engine and airframe OEMs.

Customers

Our PT components are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. With over 1,900 distributor locations worldwide, our distributors provide us with one of the most extensive distribution networks in the industry. One of our industrial distributors, Motion Industries, Inc., accounted for 11.8%, 9.0% and 9.5% of net sales during the years ended March 31, 2006, 2005 and 2004, respectively.

Rather than serving as passive conduits for delivery of product, our industrial distributors participate in the overall competitive dynamic in the PT industry. Industrial distributors play a role in determining which of our products are stocked at their distributor centers and branch locations and, consequently, are most readily accessible to aftermarket buyers, and the price at which these products are sold.

We market our products both to OEMs and directly to end users to cultivate an end user preference for our products. This customer preference is extremely important in differentiating our products from our competitors’ and in creating “pull-through” demand with OEMs and distributors. In some instances, we have established a relationship with the end user such that we, the end user, and the end user’s preferred distributor enter into a trilateral agreement whereby the distributor will purchase our products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from trends towards the rationalization of suppliers by industrial distributors.

Our products are moving, wearing components that are consumed in use and require regular replacement. This gives rise to an on-going aftermarket opportunity.

Product Development

Throughout our history, we have demonstrated a commitment to developing technologically advanced products within the PT industry, resulting in 150 active U.S. patents and 545 foreign patents as of March 31, 2006. In addition, we thoroughly test our products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional PT solutions.

The majority of our new product development begins with discussions and feedback from our customers. We have a team of approximately 200 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. If the product engineers require additional support or specialty expertise, they can call upon additional engineers and resources from Rexnord Technical Services. Rexnord Technical Services is a group comprised of approximately 30 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.

Operations

Rexnord Business System

The goal of RBS is to deliver the highest level of customer satisfaction through the elimination of unnecessary costs or waste from every business process. This operational excellence initiative has been and will continue to be implemented at all operating levels in order to reduce lead times and improve cash flow. RBS is based on three basic tenets: People, Plan and Process, and focuses on the development of industry leading talent, a rigorous strategic planning process and deployment of a lean process necessary to achieve the strategic plan. Implementation of RBS is focused on accelerating growth, improving quality and delivery and reducing costs. RBS encompasses a lean enterprise strategy, the goals of which include improvement of inventory management, customer delivery, plant utilization and a lower cost structure. We are transforming our manufacturing process from a typical batch system to a lean manufacturing system, which is based on the pursuit of the elimination of waste from every business process with the ultimate goal of providing world class quality, delivery and service to customers while maximizing the quality of earnings and return on investment. To help achieve this transformation, in the last twelve months we have trained over 350 of our employees in selected RBS activities such as strategy deployment, implementing value stream mapping, improving process flow and productivity, rolling out key Six Sigma initiatives and implementing electronic supplier Kanbans to improve production, lead times and reduce inventory. Six Sigma is a data-driven approach and methodology for eliminating defects with a process output variation of no more than plus or minus six standard deviations between the mean and the nearest specification limit. Six standard deviations equates to only 3.4 defects per million opportunities for each product or service transaction. Kanbans is a system that allows a company to manufacture a product or order supplies as needed. The system reduces production lead times, amount of inventory required, and subsequently, costs in high-volume production lines.

In addition, as part of RBS, we initiated a strategic sourcing program to reduce the number of suppliers and lower the cost of purchased materials. With this program, we intend to reduce significantly the number of direct and indirect suppliers we use.

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

We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into contracts for certain large commodity purchases, although currently we are not a party to any unconditional purchase obligations, including take-or-pay contracts or through-put contracts. In the past, these contracts generally have had one- to five-year terms and have contained competitive and benchmarking clauses to ensure competitive pricing.

Trademarks and Patents

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. No single patent, trademark, trade name or license is material to our business as a whole.

Some of our trademarks include: Rex®, Falk®, MB®, Duralon®, Thomas®, Omega®, Rex® Viva®, Addax®, ModulFlex®, Shafer® Bearing, PSI® Bearing, Cartriseal®, Planetgear™, Drive One®, SteelFlex® and A-Plus®.

Backlog

The Company’s backlog of unshipped orders was $307.4 million and $159.7 million at March 31, 2006 and 2005, respectively.

Geographic Areas

For financial information about geographic areas, see Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K.

Seasonality

We do not experience significant seasonality of demand, although sales generally are slightly higher during our fourth fiscal quarter as our customers spend against recently approved capital budgets and perform maintenance and repairs in advance of spring and summer activity. Our end markets also do not experience significant seasonality of demand.

Employees

As of March 31, 2006, we had approximately 5,800 employees, of whom approximately 4,150 were employed in the United States while the remainder were employed abroad. Approximately 630 of our North American employees are represented by labor unions. The four U.S. collective bargaining agreements to which we are a party will expire in September 2006, April 2008, July 2008 and February 2009, respectively. Additionally, approximately 19% of our workforce is employed in Europe, where trade union membership is common. The Company believes it has a good relationship with its employees, including those represented by labor unions.

Environmental Matters

Our operations and facilities are subject to extensive federal, state, local and foreign laws and regulations related to pollution and the protection of the environment, health and safety, including those governing among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of waste and other materials, and the remediation of contaminated sites. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with these environmental laws and regulations. We believe that our business, operations and facilities are being operated in material compliance with applicable environmental laws and regulations. However, the operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Several environmental laws and regulations, including the federal Superfund law, impose liability to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties, or PRPs, for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and cleanup of known or potential contamination at several of our current and former facilities, and have been named as a PRP at several third party Superfund sites. See Item 3, Legal Proceedings, for a discussion regarding our Downers Grove, Illinois facility and the Ellsworth Industrial Park Site. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not applicable to operating facilities. As a result, we could incur significant unanticipated costs. The discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require significant expenditures by us. We also may face liability for alleged personal injury or property damage due to exposure to hazardous substances used at our facilities or that may be contained within our current or former products.

ITEM 1A.               RISK FACTORS.

You should carefully consider the following risk factors and all other information contained in this Form 10-K, including our financial statements and the related notes. If any of the following risks materialize, our business, financial condition or results of operations could be materially harmed.

Our markets within the PT industry are very competitive.

We operate in highly fragmented markets within the PT industry. As a result, we compete against numerous different companies. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors have greater financial and other resources than we do. Competition in our business lines is based on a number of considerations including product performance, cost of transportation in the distribution of our products, brand reputation, quality of client service and support and price. Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the end markets in which we compete. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.

We rely on independent distributors.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 1,900 distributor locations nationwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the PT industry. Industrial distributors play a significant role in determining which of our products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. For the fiscal year ended March 31, 2006, approximately 21.9% of our net sales were generated through sales to three of our key independent distributors: Motion Industries, Inc. (which accounted for 11.8%), Applied Industrial Technologies, Inc. and Kaman Corporation. Almost all of the distributors with whom we transact business offer competitors’ products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a short notice period. The loss of a substantial number of these distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

We are highly leveraged, and we may not be able to meet our future debt service requirements.

As of March 31, 2006, our total debt was $753.7 million (which includes the term loan used to fund the Falk Acquisition). Our ability to make scheduled payments of principal of, pay interest on, or refinance our indebtedness will depend on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal and interest on our indebtedness, that cash flow will not be available to fund our future operations and capital expenditures. We cannot be sure our operating cash flow will be sufficient to fund our future capital expenditures and debt service requirements or to fund future operations. In addition, our ability to comply with certain financial covenants included in our debt agreements will depend on our future cash flows and results of operations.

Our business depends upon general economic conditions, and we serve customers in cyclical industries.

Our financial performance depends, in large part, on conditions in the markets that we serve and in the U.S. and global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. While we are currently experiencing an upturn in the economic environment, it is uncertain how long this upturn will continue. We have undertaken cost reduction programs as well as diversified the end-market served to mitigate the effect of a downturn in economic conditions, however, such programs may be unsuccessful in the event a downturn occurs. Any sustained weakness in demand or downturn or uncertainty in the economy generally would reduce our sales and profitability.

We are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers’ needs in the industries we serve and want to serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria. We cannot assure you that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Furthermore, we cannot assure you that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

If we lose certain of our key sales, marketing or engineering personnel, our business may be adversely affected.

Our success depends on our ability to recruit, retain and motivate highly-skilled sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. In addition, while we have entered into employment agreements with some of our key personnel, we cannot assure you that these individuals will stay with us. If any of these key personnel were to leave our company it could be difficult to replace him, and our business could be harmed.

Increases in the cost of our raw materials, in particular sheet, plate and bar steel, castings, forgings and high-performance engineered plastic, or the loss of a substantial number of our suppliers could adversely affect our financial health.

In the fiscal year ended March 31, 2006, approximately 30% of our net sales were applied towards the purchase of raw materials required for our manufacturing processes. We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into contracts for certain large commodity purchases, although we currently are not a party to any unconditional purchase obligations pursuant to any take-or-pay or through-put contracts. In the past, these contracts generally have had one-to-five year terms and have contained competitive and benchmarking clauses to ensure competitive pricing. While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of many of our raw materials. We do not typically enter into hedge transactions to reduce our exposure to price risks and cannot assure you that we would be successful in passing on any attendant costs if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonably terms, or at all, or if we are unable to maintain or enter into our purchasing contracts for our larger commodities, our business operations could be disrupted and our profitability could be adversely impacted.

We may be unable to make necessary capital expenditures.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our products’ processes. As we grow our businesses, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under the senior credit facilities of our subsidiary, Rexnord Corporation, which we guarantee. However, the agreement that governs the senior credit facilities, or the Credit Agreement, contains limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability.

Our international operations are subject to uncertainties, which could adversely affect our operating results.

Our business is subject to certain risks associated with doing business internationally. Our net sales outside the United States represented approximately 29% of our total sales for fiscal year 2006. Accordingly, our future results could be harmed by a variety of factors, including:

•      fluctuations in currency exchange rates;

•      exchange controls;

•      compliance with U.S. Department of Commerce export controls;

•      tariffs or other trade protection measures and import or export licensing requirements;

•      potentially negative consequences from changes in tax laws;

•      interest rates;

•      unexpected changes in regulatory requirements;

•      differing labor regulations;

•      requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•      restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•      restrictions on our ability to repatriate dividends from our subsidiaries; and

•      exposure to liabilities under the Foreign Corrupt Practices Act.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

We may incur significant costs for environmental compliance and/or to address liabilities under environmental laws and regulations.

Our operations and facilities are subject to extensive federal, state, local and foreign laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of waste and other materials, and the remediation of contaminated sites. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with these environmental laws and regulations. We believe that our business, operations and facilities are being operated in material compliance with applicable environmental laws and regulations. However, the operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Several environmental laws and regulations, including the federal Superfund law, impose liability to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties, or PRPs, for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and cleanup of known or potential contamination at several of our current and former facilities, and have been named as a PRP at several third party Superfund sites. See “—Legal Proceedings” for a discussion regarding our Downers Grove, Illinois facility and the Ellsworth Industrial Park Site. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not currently applicable to our operating facilities, and as a result, we could incur significant unanticipated costs. The discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require significant expenditures by us. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used at our facilities or that may be contained within our current or former products.

We believe that, subject to various terms and conditions, we enjoy certain indemnification protection from Invensys with respect to certain environmental liabilities that may have occurred prior to the Carlyle Acquisition, including certain liabilities associated with our Downers Grove, Illinois facility and with personal injury claims for alleged exposure to hazardous materials. We also believe that, subject to various terms and conditions, we enjoy certain indemnification protection from Hamilton Sundstrand Corporation, or Hamilton Sundstrand, with respect to certain environmental liabilities that may have occurred prior to the Falk Acquisition, including certain liabilities associated with personal injury claims for alleged exposure to hazardous materials. See “—Legal Proceedings” for a discussion regarding certain matters that we believe may enjoy such indemnification protection. We cannot assure you, however, that Invensys or Hamilton Sundstrand will be able to satisfy their respective indemnification obligations. If Invensys or Hamilton Sundstrand becomes unable to, or otherwise does not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to this indemnity, we could become subject to significant liabilities. As a result, it is possible that we will not be able to recover pursuant to these indemnities a substantial portion, if any, of the costs that we may incur.

We rely on intellectual property that may be misappropriated or subject to claims of infringement.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved or that others will not infringe on or challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability. In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products, such as flattop chain.

We could face potential product liability claims relating to products we manufacture or distribute.

We may be subject to product liability claims in the event that the use of our products, or the exposure to our products or their raw materials is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products, which would reduce our sales and profitability.

We, our customers and our shippers have unionized employees that may stage work stoppages, which could seriously impact the profitability of our business.

As of March 31, 2006, we had approximately 5,800 employees, of whom approximately 4,150 were employed in the United States and the remainder were employed abroad. Approximately 630 of our North American employees are represented by labor unions. The four U.S. collective bargaining agreements to which we are a party will expire in September 2006, April 2008, July 2008 and February 2009, respectively. Additionally, approximately 19% of our workforce is employed in Europe where trade union membership is common. Although we believe that our relations with our employees are good currently, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our workforce becomes unionized, our business and financial results could be materially adversely affected. Many of our direct and indirect customers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the International Brotherhood of Teamsters, or Teamsters Union. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

We may be unable to successfully realize all of the intended benefits from the Falk Acquisition, and we may be unable to identify or realize the intended benefits of other potential acquisition candidates.

We acquired Falk on May 16, 2005 and are still in the process of integrating it into our business. If we are unable to manage this process effectively, or if unforeseen circumstances arise, we may not realize the intended benefits from this acquisition. We may also evaluate other potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both of the acquiror and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect us.

Our future required cash contributions to our pension plans may increase if new pension funding requirements are enacted into law.

Congress is considering legislation to reform funding requirements for underfunded pension plans on a prospective basis. The proposed legislation as currently drafted would, among other things, increase the percentage funding target from 90% to 100% and require the use of a more current mortality table in the calculation of minimum yearly funding requirements. This proposed legislation is preliminary and could change significantly before it is enacted into law. Our future required cash contributions to our two underfunded U.S. defined benefit pension plans may increase based on the funding reform provisions that are ultimately enacted into law.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES.

We currently maintain 28 manufacturing and 4 repair facilities, 22 of which are located in North America, six in Europe, one in Australia, one in South America and two in Asia. With the exception of one plant located in Downers Grove, Illinois each of our facilities is dedicated to the manufacture of a single product line. All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements. A first priority security interest has been granted in each of our domestic facilities in order to secure our obligations under the senior credit facilities.

We own and lease facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal manufacturing and repair facilities:

Facility Location	Product	Size (square feet)	Owned Leased
North America
Auburn, AL	Coupling	130,000	Leased
Benton Harbor, MI	Industrial Bearings	30,000	Leased
Bridgeport, CT	Special Components	31,000	Owned
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Deer Park, TX	Gear Repair	31,000	Leased
Downers Grove, IL	Industrial Bearings and Aerospace	248,000	Owned
Grafton, WI	Flattop	95,000	Owned
Horsham, PA	Gear	80,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	54,000	Leased
East Rockaway, NY	Special Components	20,000	Owned
East Rockaway, NY	Special Components	20,000	Leased
Milwaukee, WI	Gear	1,500,000	Owned
New Berlin, WI	Gear Repair	44,000	Leased
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	75,000	Leased
Simi Valley, CA	Aerospace	37,000	Leased
Stuarts Draft, VA	Gear	93,000	Owned
Toronto, Canada	Gear Repair	30,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned
Wheeling, IL	Aerospace	83,000	Owned
Europe
Betzdorf, Germany	Industrial Chain	179,000	Owned
Corregio, Italy	Flattop	79,000	Owned
Dortmund, Germany	Coupling	36,000	Owned
Gravenzande, Netherlands	Flattop	117,000	Leased
Hamelin, Germany	Gear	374,000	Leased
Raon L’etape, France	Coupling	217,000	Owned
South America
Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned
Australia
Newcastle, Australia	Gear	43,000	Owned
Asia
Changzhou, China	Gear	206,000	Owned
Shanghai, China	Gear	40,000	Leased

ITEM 3.                  LEGAL PROCEEDINGS.

We are involved in various unresolved legal actions, administrative proceedings, and claims in the ordinary course of our business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, we believe the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In connection with the sale of the Predecessor, Invensys has, subject to various terms and conditions, including certain caps and limitations, provided us with indemnification against certain contingent liabilities, including coverage for certain preclosing environmental liabilities. The following paragraphs summarize noteworthy actions and proceedings for which Invensys has accepted responsibility:

•      In 2002, we were named as a potentially responsible party, or PRP, together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), which is under investigation by the United States Environmental Protection Agency, or USEPA, and the Illinois Environmental Protection Agency, or IEPA. Our Downers Grove property is situated within the Ellsworth Industrial Complex. The investigation alleges there has been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from our property, at the Site. In support of the USEPA and IEPA, the Illinois Attorney General filed in July 2004 a lawsuit in the Circuit Court of DuPage County, Illinois against us and the other PRP companies: State of Illinois v. Precision et al. In August 2003, several PRPs, including the Company, entered into an Administrative Order by Consent, or AOC, with the USEPA, IEPA and State of Illinois et al. that required the PRPs to provide $4.275 million to fund the hook-up of about 800 homes to municipal water and provided for continuing investigation of the Site. We agreed to provide $306,500 of that fund under an interim allocation. Subsequently, we were notified by the USEPA that the Site investigation is expanding. Our future costs related to the site, including for investigation and/or remediation, could be significant. We are also a defendant in three pending lawsuits alleging property damage or personal injury stemming from contamination that allegedly, in whole or in part, originated from the Site: Muniz et al v. Rexnord Corporation et al, a class action filed in April 2004 and currently pending in the United States District Court for the Northern District of Illinois; Jana Bendik v. Precision Brand Products et al. v. Rexnord Corporation et al, filed in April 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois; and Kevin Pote, et al. v. Ames Supply Co. et al., filed in December 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois. The AOC is expected to resolve a significant portion of the State of Illinois lawsuit. The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, we believe we have meritorious defenses to the suits. We have sued and been sued by our insurance companies over coverage for these matters. Pursuant to its indemnity obligation, Invensys is defending us in these matters and has paid 100% of the costs to date.

•      We have been named as a defendant in over 560 lawsuits (with approximately 8,350 claimants) pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by our Stearns division. Similarly, our Prager subsidiary has been named as a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,600 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. We have insurance coverage for our legal defense costs related to the Prager lawsuits, and have indemnity coverage by Invensys for both the Stearns and Prager lawsuits. We have further indemnity coverage on the Stearns lawsuits from FMC Corporation, the prior owner of the Stearns business.

•      We were a defendant and cross-defendant in a case entitled Odeco Drilling Inc., et al. v. Baroid Equipment, Inc., filed in October 1992 in state court in Harris County, Texas. On February 26, 2002, the court entered a final judgment in favor of Baroid Equipment, Inc. and Varco Shaffer Co. (Defendants/Cross-Plaintiffs) against us in the amount of approximately $2.3 million, plus pre-judgment interest of 10% beginning October 16, 1992. The judgment provides for a further award of attorneys’ fees to the Defendants/Cross-Plaintiffs in the event of appeals. On October 13, 2005, the Court of Appeals reversed the award to Odeco against Shaffer and reversed the award to Shaffer from Rexnord. Odeco filed for a rehearing and the request was denied on February 2, 2006. The parties have petitioned the Texas Supreme Court for review of the appellate court decision. We are indemnified against any loss by two separate parties in connection with this matter. Accordingly, we have recorded a liability at March 31, 2006 in the amount of the judgment plus accrued interest totaling $8.3 million and a corresponding receivable in the same amount. Both the liability and corresponding receivable are classified as a noncurrent liability and asset, respectively, in the consolidated balance sheet at March 31, 2006.

In connection with the Falk Acquisition, Hamilton Sundstrand, a subsidiary of United Technologies Corporation, has, subject to various terms and conditions, including certain caps and limitations, provided us with indemnification against certain contingent liabilities, including coverage for certain preclosing environmental liabilities. The following paragraph summarizes noteworthy actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•      Falk is a defendant in over one hundred lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There is a total of approximately 9,142 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Falk in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

In addition to the foregoing litigation, Falk is a defendant in other lawsuits. As with the matters described above, it is not possible to predict with certainty the outcome of these unresolved legal actions. However, based upon current information we believe the eventual outcome of these unresolved legal actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The following paragraph summarizes the noteworthy action in which Falk is a defendant:

Kimberly St. Cin, Individually and as surviving spouse of Robert St. Cin, decedent v. The Falk Corporation, et al., filed in January 2004 in the Circuit Court of Cape Girardeau County, Missouri. The suit was filed against Falk and several other defendants for wrongful death involving an elevator bucket loader. The claim amount is for $9 million. The drive and backstop were allegedly manufactured by Falk.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

No established public trading market for RBS Global, Inc. common stock or Rexnord Corporation common stock currently exists.

Dividends

RBS Global, Inc. and Rexnord Corporation did not pay dividends during the years ended March 31, 2006, 2005 and 2004 on their common stock, and it is our current policy to retain earnings to repay debt and finance our operations. In addition, our senior credit facility and outstanding notes significantly restrict the payment of dividends on common stock.

Holders

As of April 27, 2006, there were 20 holders of record of the common stock of RBS Global, Inc. RBS Global, Inc. is the sole shareholder of Rexnord Corporation’s common stock.

Securities Authorized for Issuance under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” located elsewhere in this Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

No securities were sold during the fourth quarter ended March 31, 2006.

ITEM 6.                  SELECTED FINANCIAL DATA.

The following table of selected historical financial information is based on our consolidated financial statements included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. The Statement of Income Data, Other Data and Balance Sheet Data are derived from our audited financial statements. Separate historical financial information of Rexnord Corporation is not presented because the senior subordinated notes are guaranteed by RBS Global, Inc. and all direct and indirect subsidiaries of Rexnord Corporation, and because RBS Global, Inc. has no significant operations or assets separate from its investment in Rexnord Corporation.

					Predecessor Basis of Accounting (2)
	Fiscal Year Ended March 31			Period From November 25, 2002 through March 31,	Period From April 1, 2002 through November 24,	Fiscal Year Ended March 31
(dollars in millions)	2006 (1)	2005	2004	2003	2002	2002

Statement of Income Data:
Net Sales	$1,081.4	$811.0	$712.8	$252.5	$469.3	$722.2
Cost of Sales (3)	742.3	555.8	485.4	162.1	310.5	477.1
Gross Profit	339.1	255.2	227.4	90.4	158.8	245.1
Selling, General and Administrative Expenses	187.8	153.6	148.1	52.9	103.1	146.2
Restructuring and Other Similar Costs	31.1	7.3	2.6	—	7.5	55.9
Curtailment Gain	—	—	(6.6)	—	—	—
Income from Litigation Settlement	—	—	—	—	(2.3)	—
Amortization of Intangible Assets	15.7	13.8	13.9	4.6	1.1	18.8
Income from Operations	104.5	80.5	69.4	32.9	49.4	24.2
Interest Expense, Net	(61.5)	(44.0)	(45.4)	(16.3)	(13.0)	(24.0)
Other Income (Expense), Net	(3.8)	(0.7)	(1.1)	(0.5)	(0.1)	0.9
Income Before Income Taxes	39.2	35.8	22.9	16.1	36.3	1.1
Provision for Income Taxes	16.3	14.2	8.7	6.5	16.0	9.6
Net Income (Loss)	$22.9	$21.6	$14.2	$9.6	$20.3	$(8.5)

Other Data:
EBITDA (4)	$159.4	$125.2	$113.7	$47.2	$73.5	$77.7
Net Cash Provided By (Used For)
Operating Activities	91.9	67.4	45.0	51.1	(27.0)	66.0
Investing Activities	(336.1)	(19.3)	(30.7)	(920.0)	(11.2)	(14.6)
Financing Activities	240.6	(42.0)	(31.2)	906.3	16.4	(52.2)
Depreciation and Amortization of Intangible Assets	58.7	45.4	45.4	14.8	24.2	52.6
Capital Expenditures	37.1	25.7	22.1	6.9	11.8	21.7

	March 31,				Predecessor Basis of Accounting (2) March 31
(dollars in millions)	2006 (1)	2005	2004	2003	2002
Balance Sheet Data:
Cash	$22.5	$26.3	$21.8	$37.2	$21.6
Working Capital (5)	159.2	118.9	117.6	135.8	110.1
Total Assets	1,608.1	1,277.4	1,299.1	1,314.2	1,183.4
Total Debt (6)	753.7	506.7	550.8	580.5	412.9
Stockholders’ Equity	441.1	424.7	399.1	375.0	477.3

(1)   Consolidated financial data as of and for the year ended March 31, 2006 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Falk Acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Falk Acquisition.

(2)   Consolidated financial data for all periods subsequent to November 25, 2002 (the date of the Carlyle Acquisition) reflect the fair value of assets acquired and liabilities assumed in connection with the Carlyle Acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Carlyle Acquisition. The financial data for periods prior to November 25, 2002 have a different basis of accounting and are presented for informational purposes and consist of the combined historical financial data of the wholly owned subsidiaries of Invensys and its affiliates that were acquired by our indirect wholly owned subsidiary, RBS Acquisition Corporation, in the Carlyle Acquisition (Predecessor Basis of Accounting).

(3)   Due to rising raw material costs and changes to manufacturing processes in fiscal 2005, the Company re-evaluated its process for capitalizing overhead costs into inventory. As a result, the Company revised certain estimates related to the capitalization of overhead variances which reduced cost of sales by $7.0 million in fiscal 2005.

(4)   EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is presented because management believes it is an important supplemental measure of performance and it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. Because EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. A reconciliation of net income (loss) to EBITDA is as follows:

					Predecessor Basis of Accounting (2)
	Fiscal Year Ended March 31			Period From November 25, 2002 through March 31,	Period From April 1, 2002 through November 24,	Fiscal Year Ended March 31,
(dollars in millions)	2006 (1)	2005	2004	2003	2002	2002

Net Income (Loss)	$22.9	$21.6	$14.2	$9.6	$20.3	$(8.5)
Interest Expense, net	61.5	44.0	45.4	16.3	13.0	24.0
Provision for Income Taxes	16.3	14.2	8.7	6.5	16.0	9.6
Depreciation and Amortization	58.7	45.4	45.4	14.8	24.2	52.6
EBITDA	$159.4	$125.2	$113.7	$47.2	$73.5	$77.7

EBITDA for the fiscal year ended March 31, 2006 includes $31.1 million of restructuring charges, a $0.7 million charge to write-off excess and obsolete inventory related to certain consolidation and integration activities, other expenses of $3.8 million and a $3.0 million “last-in, first-out,” or LIFO, charge. EBITDA for the fiscal year ended March 31, 2005 includes $7.3 million of restructuring charges, a $1.6 million charge related to the write-off of excess and obsolete inventory that was on-hand on the date that the Carlyle Acquisition was consummated for which no reserves were established in purchase accounting, other expenses of $0.7 million and a $2.0 million LIFO charge. EBITDA for the fiscal year ended March 31, 2004 includes $2.6 million of restructuring charges, a $6.6 million curtailment gain related to our pension and postretirement plans, other expenses of $1.1 million and a $0.4 million LIFO benefit. EBITDA for the period from November 25, 2002 through March 31, 2003 includes other expenses of $0.5 million and a $0.3 million LIFO benefit. EBITDA for the period from April 1, 2002 through November 24, 2002 includes $7.5 million of restructuring charges, other expenses of $0.1 million, $2.3 million of income from a litigation settlement, losses of $0.7 million related to the operating results of the Hansen P4 product line which was retained by our former parent company, Invensys plc, and excludes $1.6 million of pro forma expenses related to costs that the Company would have expected to incur had the Company operated as a separate legal entity from Invensys prior to November 25, 2002.

(5)   Represents total current assets less total current liabilities.

(6)   Total debt represents long-term debt plus the current portion of long-term debt, and includes intercompany loans in 2002 with our former parent, net.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2006, or fiscal 2006, means the period from April 1, 2005 to March 31, 2006.

General

We believe that we are one of the leading manufacturers of highly-engineered precision motion technology products, primarily focused on PT products serving industrial and aerospace end markets. We manufacture and market a very broad product portfolio, including flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. Our products are used in the plants and equipment of companies in diverse industries including aerospace, aggregates and cement, air handling, construction equipment, chemicals, energy, food and beverage, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. Our products are either incorporated into products sold by original equipment manufacturers or sold to end users through industrial distributors as aftermarket products. We have a large installed base of products consisting primarily of moving, wearing components that are consumed in use and that have a predictable replacement cycle. Although our results of operations are dependent on general economic conditions, our large installed base generates aftermarket sales that partially mitigate the impact of economic downturns on our results of operations.

The PT industry is comprised of numerous participants, most serving specific geographies with discrete product lines. The industry’s end-user base is broadly diversified across many sectors of the economy and end users increasingly are focusing on limiting their supplier base, creating the opportunity for companies with broader product offerings to capture additional market share.

The PT products sold by industry participants generally are critical components in the machinery or plant in which they operate and range from highly-engineered products, such as flattop conveyor chain, to products that are more commoditized in nature, such as roller chain. Regardless of the level of sophistication of the product, PT components typically represent only a fraction of an end user’s total production cost. However, because the cost of product failure to the end user is substantial, we believe end users of PT components look to quality, reliability, service, availability and selection, rather than price alone, in making their purchasing decisions.

In recent years, we have increased our manufacturing focus on highly-engineered products, rather than lower margin commodity products or products with commodity-like qualities. We are continuing to explore outsourcing opportunities for components where high-quality, low-cost sourcing alternatives are available.

 The Falk Acquisition

In May 2005, we acquired Falk from Hamilton Sundstrand, a division of United Technologies Corporation, for $301.3 million ($306.2 million purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. Falk is a manufacturer of gears and lubricated couplings and is a recognized leader in the gear and coupling markets. The Falk Acquisition significantly enhanced our position as a leading manufacturer of highly-engineered precision motion technology products. By combining our leadership positions in flattop chain, industrial bearings, non-lubricated couplings and industrial chain with Falk’s complementary leadership positions in gears and lubricated couplings, as well as a growing gear repair business, the Falk Acquisition created a comprehensive, market-leading product portfolio that we believe to be the broadest in the industry.

The Falk Acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values. The estimated fair values included in the purchase price allocation are preliminary and based upon currently available information. We are still in the process of strategically assessing our combined business which may give rise to additional purchase liabilities. Accordingly, final adjustments to the purchase price allocation may be required. We expect to finalize the purchase price allocation within one year from the date of the Falk Acquisition.

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

Changes in levels of our net sales historically have lagged behind changes in the levels of overall industrial production by three to six months, both when industrial production is increasing and when it is declining. This lag is a result of order lead times and end-user budget cycles, as well as levels of existing inventory at our distributors, which levels historically have been lower at the end of economic downturns. Any reduction in inventory held by our industrial distributors has a negative impact on our sales to industrial distributors during that same period.

Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready for sale condition. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, insurance, pension and post-retirement benefits, information technology costs and other manufacturing related costs.

The largest component of our cost of sales is cost of materials, which represented approximately 30% of net sales in fiscal 2006. The principal materials used in our manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.

The next largest component of our cost of sales is direct and indirect labor, which represented approximately 22% of net sales in fiscal 2006. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends. As we continue to implement the Rexnord Business System with the goal of eliminating waste from business processes at all business levels, including labor input, we expect that any productivity gains from the Rexnord Business System will help to offset inflationary price pressure on labor and benefit costs.

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

Revenue recognition. Sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. Because we enter into sales rebate programs with some of our customers, which require us to make rebate payments to them from time to time, we estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns. These rebates are primarily volume-based and are estimated based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. The value of returned goods during fiscal 2006, 2005 and 2004 was less than 0.5% of net sales. Other than our standard product warranty, there are no post-shipment obligations.

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

In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $4.9 million, $3.1 million, and $1.5 million during the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

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

Our recorded goodwill is not amortized but is reviewed annually for impairment. The test for impairment was conducted in the fourth quarter of fiscal 2006 and 2005 and no impairment was found for any reporting unit.

The Company is expected to recognize amortization expense on the intangible assets subject to amortization of $12.2 million in the fiscal year ending March 31, 2007, $4.1 million in the fiscal year ending March 31, 2008, $3.9 million in the fiscal year ending March 31, 2009, $3.9 million in the fiscal year ending March 31, 2010 and $3.9 million in the fiscal year ending March 31, 2011.

 Retirement benefits. Pension obligations are actuarially determined and are affected by assumptions including discount rate and assumed annual rate of compensation increase for plan employees, among other assumptions. Changes in discount rate and differences from actual results for each assumption as well as the actual return on plan assets compared to the expected rate of return on plan assets will affect the amount of pension expense we recognize in future periods. As of March 31, 2006, our pension plans had benefit obligations of $249.8 million as compared to plan assets of $155.8 million. Approximately $39.0 million of the total $94.0 million of benefit obligations in excess of plan assets is related to plans of our foreign subsidiaries, principally in Germany, where such plans are typically not funded.

Market interest rates continued to decline during fiscal 2006 and, as a result, after consultation with our actuarial consultants, we reduced the discount rate from 5.78% at March 31, 2005 to 5.54% at March 31, 2006. We also updated the mortality tables used in our March 31, 2006 actuarial valuations. As a result of these two assumption changes, our projected pension and postretirement benefit obligations increased by approximately $9.2 million and $1.6 million, respectively, at March 31, 2006. Our estimated return on plan assets remained at 8.5% in fiscal 2006 and fiscal 2005 based on historical experience.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets relating to foreign loss carryforwards and a partial valuation allowance against our deferred tax assets relating to certain state net operating loss and foreign tax credit carryforwards.

Results of Operations

	Fiscal Year Ended March 31,
(in millions)	2006	2005	2004

Sales	$1,081.4	$811.0	$712.8
Gross profit	339.1	255.2	227.4
Gross profit % of sales	31.4%	31.5%	31.9%

Selling, general & administrative expenses	187.8	153.6	148.1
Restructuring and other similar costs	31.1	7.3	2.6
Curtailment gain	—	—	(6.6)
Amortization of intangible assets	15.7	13.8	13.9

Income from operations	104.5	80.5	69.4
% of sales	9.7%	9.9%	9.7%

Interest expense, net	(61.5)	(44.0)	(45.4)
Other expense, net	(3.8)	(0.7)	(1.1)

Income before income taxes	39.2	35.8	22.9
Provision for income taxes	16.3	14.2	8.7

Net income	$22.9	$21.6	$14.2

Year Ended March 31, 2006 Compared with the Year Ended March 31, 2005

Net Sales. Net sales in fiscal 2006 were $1,081.4 million, an increase of $270.4 million or 33.3%, from last year’s net sales of $811.0 million. The increase in net sales was due to the Falk acquisition and continued solid performance in our industrial products end markets of forest products, energy, construction equipment, natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates), as well as strong demand for our aerospace products. The net impact of foreign currency fluctuations on fiscal 2006 net sales was not significant.

Gross Profit. Gross profit grew 32.9% in fiscal 2006 to $339.1 million, or 31.4% of net sales, from $255.2 million, or 31.5% of net sales in fiscal 2005 as a result of the Falk Acquisition as well as the net impact of Rexnord Business System driven productivity and cost reductions offset by historically lower gross margin of the acquired Falk business. Our fiscal 2006 gross profit margins also include a $0.7 million charge in fiscal 2006 to write-off certain excess and obsolete inventories in connection with plant consolidation and integration activities. Our fiscal 2005 gross profit margins include (i) a $7.0 million benefit due to a change in estimate regarding the capitalization of certain overhead variances into inventory, and (ii) a $1.6 million one-time charge to write-off certain excess and obsolete inventory that was on-hand at the date of the Carlyle Acquisition for which no reserves were established in purchase accounting.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased by $34.2 million, or 22.3%, in fiscal 2006 to $187.8 million as compared to $153.6 million in fiscal 2005. As a percentage of net sales, SG&A expenses declined to 17.4% in fiscal 2006 compared to 18.9% in fiscal 2005. The reduction in SG&A expenses as a percent of sales is due to better operating leverage resulting from our Falk integration efforts as well as a continued focus on reducing costs and gaining efficiencies in our selling and administrative functions. The $34.2 million increase in SG&A dollars in fiscal 2006 is primarily due to the Falk Acquisition.

Restructuring and Other Similar Costs. We expensed $31.1 million of restructuring and other similar costs in fiscal 2006, primarily relating to Falk integration and plant closure activities, including $6.9 million of non-cash asset impairments. The non-cash asset impairments related to the closure of our Flattop plant in Puerto Rico and a decision to outsource certain portions of our Industrial Chain manufacturing operations. We also incurred $16.5 million of Falk integration and plant closure costs consisting primarily of (i) the closure of our Coupling plant in Warren, Pennsylvania, (ii) the closure of our Flattop plant in Puerto Rico, and (iii) Falk integration costs, including the continuation of certain Falk plant consolidation efforts that had been initiated prior to our acquisition of Falk. All of these consolidation and integration actions were substantially complete as of March 31, 2006. The remaining $7.7 million of restructuring and other similar costs in fiscal 2006 relate primarily to severance, relocation and recruiting expenses for certain headcount reduction and management realignment initiatives.

During fiscal 2005, we expensed $7.3 million of restructuring and other similar costs related primarily to severance, recruiting and relocation costs incurred as part of our effort to realign management and upgrade talent.

Amortization of Intangible Assets. We continue to amortize the cost of our intangible assets which include patents, customer relationships (including distribution network), a covenant not to compete and software. Amortization of these intangible assets amounted to $15.7 million in fiscal 2006 and $13.8 million in fiscal 2005. The increase between years is due to amortization of the acquired Falk intangible assets.

Interest Expense, net. Interest expense, net was $61.5 million in fiscal 2006 compared to $44.0 million in fiscal 2005. The $17.5 million increase in our net interest expense between years was attributable primarily to interest on the additional $312 million term loan used to fund the Falk acquisition and to higher interest rates year over year on our variable-rate term debt.

Other Expense, net. Other expense, net for fiscal 2006 consisted of management fees of $2.0 million, attorney fees related to the refinancing of our credit agreement of $1.0 million, losses on the sale of plant, property and equipment of $0.4 million and exchange losses of $0.4 million. Other expense, net for fiscal 2005 consisted of gains on the sales of plant, property and equipment of $2.1 million, exchange losses of $0.8 million and management fees of $2.0 million.

Provision for Income Taxes. The effective income tax rate for fiscal 2006 of 41.6% is up slightly from our fiscal 2005 effective income tax rate of 39.7% due to certain one-time non-deductible expenses and higher foreign-related tax expense, offset in part by the realization of certain state and local income tax benefits.

Net Income. Net income in fiscal 2006 was $22.9 million as compared to $21.6 million in the prior year due to the factors described above.

Year Ended March 31, 2005 Compared with the Year Ended March 31, 2004

Net Sales. Net sales in fiscal 2005 were $811.0 million, an increase of $98.2 million or 13.8%, from last year’s net sales of $712.8 million. The sales growth in fiscal 2005 was led by sales of our core PT products, which have grown 13.5% in the aggregate, with each of the major product lines (bearing, coupling, industrial chain, gearing and flattop) posting year over year improvements. This growth occurred in both our industrial distribution channel and our OEM customer base. In addition to the growth in PT products, our aerospace and special components products have also performed well, with net sales increasing 19.9% and 9.2%, respectively, over fiscal 2004. Business conditions in the end markets where our products are utilized, including construction, mining, cement, energy, heavy duty truck and aerospace, have improved over fiscal 2004 and our distribution channel partners have decreased the magnitude of inventory reductions in the channel compared to fiscal 2004. Sales in fiscal 2005 were also favorably impacted by $15.5 million, or 2.2%, as a result of changes in currency rates, principally related to the Euro, from those in effect during fiscal 2004. On a constant currency basis, sales in fiscal 2005 increased by $82.7 million or 11.6% from fiscal 2004. The table below reconciles net sales on a constant currency basis to the comparable GAAP net sales information:

	Year Ended March 31, 2005
(in millions)	Net Sales	Currency Translation	Net Sales Excluding Currency Translation

United States	$528.9	$—	$528.9
Canada	37.6	(2.0)	35.6
Europe	201.2	(12.7)	188.5
Rest of World	43.3	(0.8)	42.5
	$811.0	$(15.5)	$795.5

Gross Profit. Gross profit grew in fiscal 2005 to $255.2 million, or 31.5% of net sales, from $227.4 million, or 31.9% of net sales in fiscal 2004. Gross profit margins were adversely affected in fiscal 2005 by increased raw materials prices and adverse sales mix compared to fiscal 2004. We have tried to mitigate the impact of rising raw material prices by implementing price increases when possible as well as negotiating with our suppliers to minimize the price increases. We estimate the net adverse impact of rising raw material prices on our gross profit margin in fiscal 2005 to be approximately 100 basis points. Our fiscal 2005 gross profit also includes a $2.0 million charge to appropriately reflect the valuation of our domestic inventories to the last-in, first-out (LIFO) method of inventory valuation, and a $1.6 million one-time charge to write-off certain excess and obsolete inventory that was on-hand at the date of the Carlyle Acquisition for which no reserves were established in purchase accounting. These charges adversely affected fiscal 2005 gross profit margins by approximately 40 basis points. In fiscal 2004, we experienced a favorable LIFO benefit of $0.5 million. These reductions in gross profit margin in fiscal 2005 were partially offset by a $7.0 million benefit due to a change in estimate regarding the capitalization of certain overhead variances into inventory. This change in estimate resulted from a re-evaluation of our process for capitalizing overhead costs into inventory in light of rising raw material costs and changes in our manufacturing processes.

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

Curtailment Gain. In December 2003, we made significant modifications to our defined benefit pension plan covering certain U.S. employees by freezing credited service as of March 31, 2004. The changes to the defined benefit plan resulted in a curtailment of the plan under accounting principles generally accepted in the U.S. Accordingly, a pretax curtailment gain of $5.6 million was recorded in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, the Company eliminated postretirement benefits for certain active employees and recognized a curtailment gain of $1.1 million. There was no curtailment gain in fiscal 2005.

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

Interest Expense, net. Interest expense (net of interest income) was $44.0 million in fiscal 2005 compared to $45.4 million in fiscal 2004. The reduction in interest expense in fiscal 2005 is due primarily to lower overall debt levels compared to fiscal 2004 as we repaid $45 million of term loans in fiscal 2005. Interest on the subordinated notes was 10.125% per annum in both fiscal 2005 and 2004 and interest on the term loans averaged approximately 5.0% during fiscal 2005 as compared to 5.1% during fiscal 2004.

Other Expense, net. Other expense, net for fiscal 2005 consisted of gains on the sales of plant, property and equipment of $2.1 million, exchange losses of $0.8 million and management fees of $2.0 million. Other income (expense), net for fiscal 2004 consisted of gains on the sales of plant, property and equipment of $0.9 million and management fees of $2.0 million.

Provision for Income Taxes. The effective income tax rate for fiscal 2005 of 39.7% is up slightly from our fiscal 2004 effective income tax rate of 38.0% due to higher state and local income taxes.

Net Income. Net income in fiscal 2005 was $21.6 million as compared to $14.2 million in fiscal 2004 due to the factors described above.

Liquidity and Capital Resources

Our working capital at March 31, 2006 was $159.2 million, reflecting an increase of $40.3 million from our prior year-end working capital of $118.9 million. The increase in working capital is primarily due to the Falk Acquisition in May 2005.

Our primary sources of liquidity are available cash, cash flow from operations and borrowings under the $75 million revolving credit facility. We had $22.5 million of cash at March 31, 2006 and had approximately $62.5 million of borrowings available under our revolving credit facility. At March 31, 2006, there were no borrowings outstanding under the revolving credit facility; however, approximately $12.5 million of the facility was utilized in connection with outstanding letters of credit. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

As of March 31, 2006, we had $753.7 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2006	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities – variable rate	$524.0	$—	$524.0
Senior Subordinated Notes – fixed rate	225.0	—	225.0
Other Debt	4.7	1.9	2.8

	$753.7	$1.9	$751.8

Our Credit Agreement contains numerous terms, covenants and conditions which impose substantial limitations on us including: (i) a minimum consolidated interest coverage ratio of 2.25 to 1.00 through March 31, 2006 and 2.50 to 1.00 through March 31, 2007; (ii) a maximum consolidated leverage ratio of 5.50 to 1.00 through September 30, 2006, and (iii) a maximum annual capital expenditures limit of $50 million. The Credit Agreement is guaranteed by RBS Global, Inc. and the Guarantor Subsidiaries and is secured by substantially all of the Guarantor Subsidiaries’ real and personal property. We are required under the Credit Agreement to make mandatory prepayments of our loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of our excess cash flow, as defined.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including the senior subordinated notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.

Net cash provided by operating activities in fiscal 2006 was $91.9 million compared to $67.4 million for fiscal 2005 and $45.0 million for fiscal 2004. The increase in cash from operations of $24.5 million in fiscal 2006 as compared to fiscal 2005 was primarily due to a $24.0 million increase in income from operations. Increases in trade working capital (receivables, inventories and trade payables) to support our year over year sales growth used only $4.1 million of operating cash flows as we continue to focus on cash collections and effectively managing accounts payable.

The increase in cash from operations of $22.4 million in fiscal 2005 as compared to fiscal 2004 was primarily because fiscal 2004 had higher cash outflows of $14.9 million resulting from the settlement of accruals and other liabilities established in connection the Carlyle Acquisition. Other reasons for the increase in fiscal 2005 operating cash flows include higher net income of $7.4 million and a larger reduction in inventories of $8.2 million. These improvements in operating cash flows were partially offset by a $9.6 million impact of higher trade receivables in fiscal 2005 due to sales growth, and lower year-over-year growth in trade payables of $8.2 million.

Cash used for investing activities in fiscal 2006 was $336.1 million, comprised of $301.3 million paid for the Falk Acquisition and $37.1 million of capital expenditures, offset by $2.3 million of proceeds from the disposition of property, plant and equipment. Our capital expenditure requirements are comprised primarily of equipment, molds and tooling, and computer hardware and software. Net cash used for investing activities in fiscal 2005 was $19.3 million comprised of $25.7 million of capital expenditures, offset by $6.4 million of proceeds from the disposition of property, plant and equipment. Net cash used for investing activities in fiscal 2004 was $30.7 million comprised primarily of $22.1 million for capital expenditures and $10.4 million in final settlement of the purchase price for the Rexnord Group.

Cash provided by financing activities in fiscal 2006 includes $312 million of additional term loans issued in May 2005 under our credit agreement. The proceeds from those term loans, net of $7.6 million of financing fees paid, were used to fund the Falk acquisition. Our strong performance allowed us to repay $65.0 million of debt during fiscal 2006, including $63.0 million of principal of the term loans. We also received $1.2 million of cash proceeds from the issuance of common stock during fiscal 2006.

Cash used for financing activities in fiscal 2005 was $42.0 million and consisted of repayment of debt of $44.2 million, offset by proceeds from the exercise of stock options and other common stock activity of $2.2 million. Cash used for financing activities in fiscal 2004 was $31.2 million and consisted of repayment of debt of $30.1 million and payment of financing fees of $1.1 million.

Tabular Disclosure of Contractual Obligations

Our contractual obligations at March 31, 2006 are summarized below:

		Payments due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$753.7	$1.9	$1.3	$1.1	$749.4

Interest on long-term debt obligations (1)	348.4	56.9	113.6	113.5	64.4

Operating lease obligations	35.9	7.6	12.6	6.8	8.9

TOTAL	$1,138.0	$66.4	$127.5	$121.4	$822.7

(1)   Long-term debt obligations and interest on long-term debt obligations are presented based on the scheduled maturities and interest rates of the respective debt instruments as of March 31, 2006. The Company believes it will continue to pay its long-term debt in advance of the scheduled due dates.

We also have long-term obligations related to our pension and postretirement benefit plans which are discussed in detail in Note 11 to the consolidated financial statements. As of March 31, 2006, we have no material long-term purchase obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations), that would have a material effect on our financial results.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of forward exchange contracts to cover known foreign exchange transactions.

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries.

Approximately 29% of our sales occur outside of the United States, with approximately 19% generated from our European operations that use the Euro as their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary. See the discussion in Results of Operations, above.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal period. The U.S. Dollar strengthened relative to many foreign currencies as of March 31, 2006 compared to March 31, 2005. Consequently, shareholders’ equity decreased by $3.3 million as a result of the change in foreign currency translation adjustments. If the U.S. Dollar had strengthened by an additional 10% during fiscal 2006, the resulting translation adjustments would have further decreased stockholders’ equity by approximately $4 million.

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

Under our Credit Agreement, all of our term loans bear interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate (as defined in the Credit Agreement), or (ii) 1.00% plus the Base Rate (which is defined as the higher of the federal funds rate plus 0.5% or the prime rate). At March 31, 2006, $300 million of term loans bore interest at 6.93%, $208 million bore interest at 6.85%, $12 million bore interest at 7.23% and $4 million bore interest at 8.75%. Our results of operations would likely be affected by changes in market interest rates on these obligations. A hypothetical increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $5.2 million on an annual basis. During fiscal 2006, market interest rates increased over the prior year which resulted in an additional $7.7 million of interest expense.

We had outstanding fixed rate long-term debt obligations with carrying values of $225 million at March 31, 2006. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, as a result, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the awards vest. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123(R) such that we are now required to adopt SFAS 123(R) in the first quarter of fiscal 2007. SFAS 123(R) applies to all awards granted after June 30, 2005 and to previously granted unvested awards as of the adoption date. Based on the Company’s outstanding unvested stock options at March 31, 2006, management expects to record approximately $2.4 million of stock compensation expense ($1.4 million net of expected income tax benefits) in the Company’s fiscal 2007 consolidated statement of income.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs- an Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to adopt SFAS 151 in the first quarter of fiscal 2007. We are evaluating the effect of SFAS 151 on our financial statements and related disclosures, but currently do not expect the effect on inventories and cost of sales to be significant.

Cautionary Statement on Forward Looking Statements

The foregoing Management’s Discussion and Analysis as well as other portions of this Annual Report on Form 10-K include forward-looking statements. Statements that describe future expectations, including revenue and earnings projections, plans, results or strategies, are considered forward-looking. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among other things, the risks set forth under Item 1A, Risk Factors, of this Form 10-K. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date of the filing of this Annual Report on Form 10-K, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances or to update publicly the risk factors which the Company believes may affect the forward-looking statements except as may be required in subsequent documents filed with the SEC.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information with respect to the Company’s market risk is contained under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

RBS Global, Inc. and Subsidiaries

Consolidated Financial Statements

For the Years ended March 31, 2006, 2005 and 2004

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors

We have audited the accompanying consolidated balance sheets of RBS Global, Inc. and Subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
April 25, 2006

RBS Global, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars In Millions)

	March 31, 2006	March 31, 2005

Assets
Current assets:
Cash	$22.5	$26.3
Receivables, net	177.4	127.7
Inventories	191.9	127.7
Other current assets	22.2	18.1
Total current assets	414.0	299.8

Property, plant and equipment, net	348.9	263.9
Intangible assets, net	141.1	111.3
Goodwill	670.4	575.1
Other assets	33.7	27.3
Total assets	$1,608.1	$1,277.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1.9	$3.3
Trade payables	119.3	78.3
Income taxes payable	3.9	3.7
Deferred income taxes	7.0	12.8
Compensation and benefits	44.9	32.6
Current portion of pension obligations	20.8	13.6
Current portion of postretirement benefit obligations	5.1	5.7
Interest payable	13.5	9.9
Other current liabilities	38.4	21.0
Total current liabilities	254.8	180.9

Long-term debt	751.8	503.4
Pension obligations	61.6	75.8
Postretirement benefit obligations	33.5	34.2
Deferred income taxes	40.2	38.7
Other liabilities	25.1	19.7
Total liabilities	1,167.0	852.7

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding 3,623,809 shares at March 31, 2006 and 3,615,428 shares at March 31, 2005	0.1	0.1
Additional paid in capital	363.4	361.6
Retained earnings	68.3	45.4
Accumulated other comprehensive income	9.3	17.6
Total stockholders’ equity	441.1	424.7
Total liabilities and stockholders’ equity	$1,608.1	$1,277.4

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Income

(In Millions)

	Year ended March 31,
	2006	2005	2004
Net sales	$1,081.4	$811.0	$712.8
Cost of sales	742.3	555.8	485.4
Gross profit	339.1	255.2	227.4

Selling, general and administrative expenses	187.8	153.6	148.1
Restructuring and other similar costs	31.1	7.3	2.6
Curtailment gain	—	—	(6.6)
Amortization of intangibles	15.7	13.8	13.9
Income from operations	104.5	80.5	69.4

Non-operating income (expense):
Interest expense, net	(61.5)	(44.0)	(45.4)
Other expense, net	(3.8)	(0.7)	(1.1)
Income before income taxes	39.2	35.8	22.9
Provision for income taxes	16.3	14.2	8.7
Net income	$22.9	$21.6	$14.2

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Statements of Stockholders’ Equity

(In Millions)

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at March 31, 2003	$0.1	$359.4	$9.6	$5.9	$375.0

Comprehensive income:
Net income	—	—	14.2	—	14.2
Foreign currency translation adjustments	—	—	—	9.9	9.9
Total comprehensive income					24.1
Balance at March 31, 2004	0.1	359.4	23.8	15.8	399.1

Comprehensive income:
Net income	—	—	21.6	—	21.6
Foreign currency translation adjustments	—	—	—	2.2	2.2
Additional minimum pension liability, net of $0.3 income tax benefit	—	—	—	(0.4)	(0.4)
Total comprehensive income					23.4
Issuance of common stock	—	2.2	—	—	2.2
Balance at March 31, 2005	0.1	361.6	45.4	17.6	424.7

Comprehensive income:
Net income	—	—	22.9	—	22.9
Foreign currency translation adjustments	—	—	—	(3.3)	(3.3)
Additional minimum pension liability, net of $3.2 income tax benefit	—	—	—	(5.0)	(5.0)
Total comprehensive income					14.6
Issuance of common stock	—	1.2	—	—	1.2
Other common stock activity	—	0.6	—	—	0.6
Balance at March 31, 2006	$0.1	$363.4	$68.3	$9.3	$441.1

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

	Year ended March 31,
	2006	2005	2004
Operating activities
Net income	$22.9	$21.6	$14.2
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	43.0	31.6	31.5
Amortization of intangibles	15.7	13.8	13.9
Amortization of deferred financing fees	3.7	3.6	3.4
Non-cash gain on pension and OPEB curtailment	—	—	(6.6)
Deferred income taxes	3.1	8.8	2.7
(Gain) loss on dispositions of fixed assets	0.4	(2.1)	(0.9)
Noncash restructuring charges	6.9	—	—
Changes in operating assets and liabilities:
Receivables	(15.1)	(4.6)	5.0
Inventories	(14.7)	9.5	1.3
Other assets	(2.1)	(3.6)	(1.6)
Trade payables	25.7	3.8	12.0
Accruals and other	2.4	(15.0)	(29.9)
Cash provided by operating activities	91.9	67.4	45.0

Investing activities
Acquisition of The Falk Corporation, net of cash acquired of $4.9 million	(301.3)	—	—
Acquisition of Rexnord Group	—	—	(10.4)
Expenditures for property, plant and equipment	(37.1)	(25.7)	(22.1)
Proceeds from dispositions of fixed assets	2.3	6.4	1.8
Cash used for investing activities	(336.1)	(19.3)	(30.7)

Financing activities
Proceeds from issuance of long-term debt	312.0	—	—
Net repayments on long-term debt	(65.0)	(44.2)	(30.1)
Payment of financing fees	(7.6)	—	(1.1)
Proceeds from issuance of common stock	1.2	2.2	—
Cash provided by (used for) financing activities	240.6	(42.0)	(31.2)
Effect of exchange rate changes on cash	(0.2)	(1.6)	1.5
Increase (decrease) in cash	(3.8)	4.5	(15.4)
Cash at beginning of period	26.3	21.8	37.2
Cash at end of period	$22.5	$26.3	$21.8

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2006

1.             Basis of Presentation and Description of Business

The Company

The accompanying consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the Company). The Company is a manufacturer of precision motion technology products whose product portfolio includes flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. The products are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products.

The Company was formed by certain affiliates of our equity sponsor, The Carlyle Group, on November 4, 2002 in connection with the acquisition on November 25, 2002 by RBS Acquisition Corporation, our indirect wholly owned subsidiary, from Invensys plc and certain of its affiliates of all of the capital stock of 16 entities that comprised the Rexnord Group of Invensys, or the Predecessor (the Carlyle Acquisition).

Acquisition of The Falk Corporation

On May 16, 2005, we acquired The Falk Corporation (Falk) from Hamilton Sundstrand, a division of United Technologies Corporation, for $301.3 million ($306.2 million purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. The acquisition of Falk, a manufacturer of gears and lubricated couplings, significantly enhanced our position as a leading manufacturer of highly-engineered precision motion technology products. This acquisition was funded by a $312 million term loan obtained through an amendment to our credit agreement (see Note 8).

The results of Falk’s operations have been included in the Company’s consolidated financial statements since the acquisition date.
The Falk acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values. We are still in the process of strategically assessing our combined business which may give rise to additional purchase accounting liabilities. Accordingly, final adjustments to the purchase price allocation may be required. We expect to finalize the purchase price allocation within one year from the date of the Falk acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$4.9
Receivables	38.2
Inventories	51.4
Property, plant and equipment	104.6
Deferred taxes	3.8
Intangible assets	45.5
Goodwill	95.3
Total assets acquired	343.7
Accounts payable	(17.2)
Accrued liabilities	(20.3)
Net assets acquired	$306.2

The $45.5 million of acquired intangible assets include $29.2 million of tradenames, $8.5 million of customer relationships, $6.6 million of patents and $1.2 million of acquired software. The acquired customer relationships, patents and software are being amortized over their weighted average useful lives (10 years for customer relationships, 6 to 20 years for patents and 2 years for software). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. All of the acquired Falk goodwill is expected to be deductible for income tax purposes.

The following table sets forth the pro forma financial information for the Company as if the Falk Acquisition and related issuance of debt had occurred as of the beginning of each respective fiscal year (in millions):

	Fiscal Year Ended
	March 31, 2006	March 31, 2005

Net sales	$1,106.6	$1,014.1
Net income	$22.5	$13.0

2.             Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

Revenue Recognition

Net sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. The Company estimates amounts due and records accruals for sales rebates to certain distributors at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns, which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2006, 2005 and 2004 was less than 0.5% of net sales. Other than a standard product warranty, there are no post-shipment obligations.

The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of income.

Receivables

Receivables are stated net of allowances for doubtful accounts of $5.2 million at March 31, 2006 and $3.2 million at March 31, 2005. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Cost of certain domestic inventories (approximately 72% and 66% of total inventories at March 31, 2006 and 2005, respectively) was determined by the “last-in, first-out” (LIFO) method. For the remaining domestic and all foreign inventories, cost was determined using the “first-in, first-out” (FIFO) method. If the FIFO inventory valuation method had been used to value all inventories, inventories would have been higher by $1.4 and $1.2 million at March 31, 2006 and 2005, respectively. Inventory valuation reserves (excluding LIFO reserves) totaled $14.2 million at March 31, 2006 and $10.6 million at March 31, 2005. Due to rising raw material costs and changes to manufacturing processes in fiscal 2005, the Company re-evaluated its process for capitalizing overhead costs into inventory. As a result, the Company revised certain estimates related to the capitalization of overhead variances which increased inventories and reduced cost of sales by approximately $7.0 million in fiscal 2005.

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

Goodwill and Intangible Assets

Intangible assets consist of acquired trademarks and tradenames, a covenant not to compete, customer relationships (including distribution network), patents and acquired software. The customer relationships, patents and acquired software are being amortized using the straight-line method over their estimated useful lives of 10 years, 5 to 20 years and 2 years, respectively. The covenant not to compete is being amortized over 4 years, the contractual period of the covenant. Goodwill, trademarks and tradenames have indefinite lives and are not amortized but are tested annually for impairment using a discounted cash flow analysis.

Deferred Financing Costs

Other assets at March 31, 2006 and March 31, 2005 include deferred financing costs of $21.6 million and $18.7 million, respectively, net of accumulated amortization of $11.7 million and $8.0 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt.

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

Product Warranty

The Company offers warranties on certain of its products and records an accrual for estimated future claims at the time of sale. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the Company’s product warranty liability activity:

	Year ended March 31,
	2006	2005	2004
Balance at beginning of period	$0.9	$1.1	$1.4
Charged to operations	1.4	1.1	1.2
Acquired obligations	1.7	—	—
Claims settled	(1.3)	(1.3)	(1.5)
Balance at end of period	$2.7	$0.9	$1.1

Accumulated Other Comprehensive Income (Loss)

At March 31, 2006, accumulated other comprehensive income (loss) consisted of $14.7 million of foreign currency translation adjustments and $(5.4) million of additional minimum pension liability, net of tax. At March 31, 2005, accumulated other comprehensive income (loss) consisted of $18.0 million of foreign currency translation adjustments and $(0.4) million of additional minimum pension liability, net of tax.

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to mitigate exposure related to receivables and payables denominated in foreign currencies. These derivative contracts did not qualify as hedges of future cash flows and, accordingly, were adjusted to fair value at March 31, 2006 and 2005, with the gain or loss included in other income (expense) in the consolidated statements of income. For each of the periods presented, the gain or loss recognized on these contracts was not material.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and losses are included in other non-operating income (expense) in the consolidated statements of income and totaled $(0.4) million, $(0.8) million and $0.7 million for the years ended March 31, 2006, 2005 and 2004, respectively.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $3.9 million, $3.6 million and $3.6 million for the years ended March 31, 2006, 2005 and 2004, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $6.2 million, $4.4 million and $5.7 million for the years ended March 31, 2006, 2005 and 2004, respectively.

Stock Based Compensation

The Company has one stock-based employee compensation plan (see Note 10). Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plan.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plan based on the provisions of SFAS No. 123, the Company’s pro forma net income would have been as follows (in millions):

	Year ended March 31,
	2006	2005	2004
Reported net income	$22.9	$21.6	$14.2
Stock option compensation expense recorded under APB No. 25, net of tax	0.4	0.1	0.1
Stock based employee compensation expense determined under fair value based method, net of tax	(1.2)	(1.0)	(0.9)
Pro forma net income	$22.1	$20.7	$13.4

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions for all Company periods presented unless otherwise noted: dividend yield of 0%, expected life of 10 years, and risk-free rate of interest of 4.3% in fiscal 2006, 4.0% in fiscal 2005 and 3.8% in fiscal 2004. The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

Significant Customer

The Company has a customer, an industrial distributor, that accounted for 11.8%, 9.0% and 9.5% of net sales during the years ended March 31, 2006, 2005 and 2004, respectively. Receivables related to this industrial distributor at March 31, 2006 and 2005 were $10.8 million and $4.0 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2006 and 2005 due to the short-term nature of those instruments. The carrying value of long-term debt approximated fair value based on market interest rates as of March 31, 2006 and 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the awards vest. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123(R) such that we are now required to adopt SFAS 123(R) in the first quarter of fiscal 2007. SFAS 123(R) applies to all awards granted after June 30, 2005 and to previously granted unvested awards as of the adoption date. Based on the Company’s outstanding unvested stock options at March 31, 2006, management expects to record approximately $2.4 million of stock compensation expense ($1.4 million net of  income tax benefits) in the Company’s fiscal 2007 consolidated statement of income.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs- an Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to adopt SFAS 151 in the first quarter of fiscal 2007. We are evaluating the effect of SFAS 151 on our financial statements and related disclosures, but currently do not expect the effect on inventories and cost of sales to be significant.

3.             Restructuring and Other Similar Costs

Restructuring and other similar costs are summarized as follows (in millions):

	Year ended March 31,
	2006	2005	2004

Consolidation and integration costs	$16.5	$—	$—
Severance, recruiting and relocation costs	7.7	7.3	2.6
Subtotal	24.2	7.3	2.6
Non-cash fixed asset impairments	6.9	—	—
Excess and obsolete inventory (charged to cost of sales)	0.7	1.6	—
Total restructuring and other similar costs	$31.8	$8.9	$2.6

Consolidation and Integration Costs

Consolidation and integration costs in fiscal 2006 consist primarily of (i) the closure of our Coupling plant in Warren, Pennsylvania, (ii) the closure of our Flattop plant in Puerto Rico, and (iii) Falk integration costs, including the continuation of certain Falk plant consolidation efforts that had been initiated prior to the Falk Acquisition. All of these consolidation and integration actions are substantially complete as of March 31, 2006.

Severance, Recruiting and Relocation Costs

Severance, recruiting and relocation costs for all periods presented relate to certain headcount reduction and management realignment initiatives. Costs for the year ended March 31, 2006 included $6.3 million of severance, $0.6 million of relocation expenses and $0.8 million of recruiting expenses. Costs for the year ended March 31, 2005 included $4.2 million of severance, $1.9 million of relocation expenses and $1.2 million of recruiting expenses. Costs for the year ended March 31, 2004 were primarily for consulting assistance in connection with the implementation of severance programs.

Non-cash Fixed Asset Impairments

Non-cash fixed asset impairments in fiscal 2006 relate primarily to our decision to close our FlatTop plant in Puerto Rico and our decision to outsource certain portions of our Industrial Chain manufacturing operations.

Excess and Obsolete Inventory

The Company recorded a charge of $0.7 million in fiscal 2006 to write-off certain excess and obsolete inventory in connection with plant consolidation and integration activities. In fiscal 2005, the Company recorded a charge of $1.6 million to write-off certain excess and obsolete inventory that was on-hand at the date of the Carlyle Acquisition for which no reserves were established in purchase accounting. These charges are included in cost of sales in the consolidated statements of income.

An analysis of the restructuring accrual is summarized as follows (in millions):

	March 31,
	2006	2005
Balance at beginning of period	$2.3	$—
Restructuring and other similar costs charged to operations	24.2	7.3
Cash payments	(24.0)	(5.0)
Balance at end of period	$2.5	$2.3

4.             Inventories

Inventories are summarized as follows (in millions):

	March 31,
	2006	2005
Finished goods	$111.6	$83.5
Work in process	45.6	20.4
Raw materials	36.1	25.0
Inventories at FIFO cost	193.3	128.9
Adjustment to state inventories at LIFO cost	(1.4)	(1.2)
	$191.9	$127.7

During 2005 and 2004, the LIFO inventory quantities were reduced. As a result, cost of sales includes charges for inventories carried at prior years’ LIFO values, which were more than current costs. The effect on the consolidated statements of income from these liquidations of inventories carried at LIFO values was not significant in any of these years.

5.             Property, Plant and Equipment

Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2006	2005
Land	$16.0	$10.6
Buildings and improvements	80.1	60.7
Machinery and equipment	319.0	242.5
Hardware and software	16.8	10.0
	431.9	323.8
Less accumulated depreciation	83.0	59.9
	$348.9	$263.9

6.             Intangible Assets and Goodwill

Intangible assets are summarized as follows (in millions):

	March 31, 2006		March 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Covenant not to compete	$45.0	$(37.5)	$45.0	$(26.2)
Patents	22.2	(5.8)	15.6	(3.7)
Customer relationships (including distribution network)	24.0	(4.2)	15.5	(2.4)
Software	1.2	(0.5)	—	—
Intangible asset not subject to amortization – trademarks and tradenames	96.7	—	67.5	—
	$189.1	$(48.0)	$143.6	$(32.3)

Goodwill totaled $670.4 million and $575.1 million at March 31, 2006 and 2005, respectively. The increase in goodwill during fiscal 2006 is due entirely to the Falk Acquisition as described in Note 1. Goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment. The test for impairment was conducted in the fourth fiscal quarter of the year ended March 31, 2006 and 2005, and no impairment was found for any reporting unit.

The Company is expected to recognize amortization expense on the intangible assets subject to amortization of $12.2 million in the fiscal year ending March 31, 2007, $4.1 million in the fiscal year ending March 31, 2008, $3.9 million in the fiscal year ending March 31, 2009, $3.9 million in the fiscal year ending March 31, 2010 and $3.9 million in the fiscal year ending March 31, 2011.

7.         Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,
	2006	2005
Sales rebates	$8.5	$5.3
Severance obligations	3.2	2.4
Taxes, other than income taxes	4.4	1.7
Customer advances	7.2	0.3
Product warranty	2.6	0.9
Other	12.5	10.4
	$38.4	$21.0

8.         Long-Term Debt

Long-term debt is summarized as follows (in millions):

	March 31,
	2006	2005

Term loans	$524.0	$275.0
Senior subordinated notes	225.0	225.0
Other	4.7	6.7
Total	753.7	506.7
Less current portion	1.9	3.3
Long-term debt	$751.8	$503.4

On May 16, 2005, the Company amended its existing credit agreement and obtained an additional $312 million term loan to fund the acquisition of Falk (see Note 1). Under the amended Credit Agreement (the “Credit Agreement”), all of the Company’s term loans  bear interest, at the Company’s option, at the following rates per annum:  (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). At March 31, 2006, $300 million of term loans bear interest at 6.93%, $208 million bear interest at 6.85%, $12 million bear interest at 7.23% and $4 million bear interest at 8.75%. The Company prepaid $63 million of term loans in fiscal 2006 and has fulfilled all mandatory principal repayments through fiscal 2011. The Credit Agreement contains certain financial covenants, including (i) a minimum consolidated interest coverage ratio of 2.25 to 1.00 through March 31, 2006 and 2.50 to 1.00 through March 31, 2007; (ii) a maximum consolidated leverage ratio of 5.50 to 1.00 through September 30, 2006, and (iii) a maximum annual capital expenditures limit of $50 million. Borrowings under the Credit Agreement are secured by substantially all assets of the Company.

The Credit Agreement also provides Rexnord Corporation with a $75 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2006 and 2005; however, $12.5 million and $10.8 million of the facility is considered utilized in connection with outstanding letters of credit as of March 31, 2006 and 2005, respectively.

At March 31, 2006 and 2005, Rexnord Corporation had $225.0 million of 10.125% senior subordinated notes (the Notes) outstanding with a maturity of December 15, 2012. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Rexnord Corporation and are unconditionally guaranteed, jointly and severally, by RBS Global, Inc. and certain of the domestic subsidiaries of Rexnord Corporation. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the guarantors. There are certain covenants under the terms of the Notes, including those that limit the Company’s ability to incur or guarantee additional indebtedness, pay dividends or redeem or repurchase its capital stock, and sell assets.

At March 31, 2006 and 2005, the Company had additional debt of $4.7 million and $6.7 million, respectively, comprised of borrowings at various foreign subsidiaries.

Cash interest paid for the years ended March 31, 2006, 2005 and 2004 was $53.1 million, $41.1 million and $39.9 million, respectively.

9.             Leases

The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2021. Rent expense totaled $7.7 million, $6.0 million and $5.6 million for the years ended March 31, 2006, 2005 and 2004, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows (in millions):

Year ending March 31:
2007	$7.6
2008	6.9
2009	5.7
2010	4.0
2011	2.8
Thereafter	8.9
$35.9

10.          Stock Options

The Company has a stock option plan (the Plan) which, as amended, provides for the issuance of 491,264 options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Approximately 48% of the options outstanding at March 31, 2006, become exercisable ratably over the five-year period subsequent to the date of grant. The remaining 52% of the options outstanding at March 31, 2006, vest on the seventh anniversary of the grant, but exercise of such options can be accelerated if certain debt repayments and EBITDA performance measures are met.

Information relative to stock options is as follows:

	Year Ended March 31, 2006		Year Ended March 31, 2005		Year Ended March 31, 2004
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of year	304,005	$100.00	279,895	$100.00	276,467	$100.00
Granted	104,568	150.00	67,253	100.00	21,883	100.00
Exercised	(1,778)	100.00	(19,427)	100.00	—	—
Canceled	(32,280)	100.00	(23,716)	100.00	(18,455)	100.00
Outstanding at end of year	374,515	$113.96	304,005	$100.00	279,895	$100.00

Exercisable at end of year	148,448	$107.04	79,009	$100.00	46,722	$100.00

Of the 148,448 options exercisable at March 31, 2006, 127,535 have an exercise price of $100.00 and 20,913 have an exercise price of $150.00.

11.          Retirement Benefits

The Company sponsors pension and other postretirement benefit plans for certain of their employees. The pension plans cover most of the Company’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements under applicable laws and governmental regulations. Other postretirement benefits consist of a retiree medical plan that covers a portion of employees in the United States that meet certain age and service requirements and other postretirement benefits for employees at certain foreign locations.

The components of net periodic benefit cost are as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	Year ended March 31,			Year ended March 31,
	2006	2005	2004	2006	2005	2004

Service cost	$2.0	$3.3	$7.3	$0.9	$0.8	$0.8
Interest cost	13.3	13.4	13.1	2.8	2.6	3.3
Expected return on plan assets	(12.1)	(10.9)	(9.2)	—	—	—
Curtailment gain	—	—	(5.6)	—	—	(1.1)
Amortization:
Prior service cost	—	—	—	(0.3)	(0.3)	—
Net actuarial loss (gain)	(0.7)	—	—	0.8	0.1	—

Net periodic benefit cost	$2.5	$5.8	$5.6	$4.2	$3.2	$3.0

During the year ended March 31, 2004, the Company made significant modifications to its defined benefit pension plan covering certain U.S. employees by freezing credited service as of March 31, 2004. A new discretionary Company contribution equal to 3% of pay was added to the 401(k) defined contribution plan in fiscal 2005. The changes to the defined benefit plan resulted in a curtailment of the plan under FAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. Accordingly, a pretax curtailment gain of $5.6 million was recorded in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, the Company eliminated postretirement benefits for certain active employees and recognized a curtailment gain of $1.1 million.

Benefit obligations, plan assets, funded status and net liability information are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2006	2005	2006	2005

Benefit obligation at beginning of period	$(237.5)	$(224.0)	$(50.6)	$(45.6)
Service cost	(2.0)	(3.3)	(0.9)	(0.8)
Interest cost	(13.3)	(13.4)	(2.8)	(2.6)
Actuarial losses	(9.8)	(8.2)	(4.0)	(8.8)
Plan amendments	—	—	—	—
Benefits paid	13.0	13.3	8.9	10.1
Curtailment gain	—	—	—	—
Acquisition	(3.2)	—	—	—
Plan participant contributions	—	—	(3.5)	(2.8)
Translation adjustment	3.0	(1.9)	0.2	(0.1)
Benefit obligation at end of period	$(249.8)	$(237.5)	$(52.7)	$(50.6)

Plan assets at beginning of period	$141.3	$130.0	$—	$—
Actual return on plan assets	9.9	13.4	—	—
Contributions	14.8	11.2	8.9	10.1
Benefits paid	(13.0)	(13.3)	(8.9)	(10.1)
Acquisition	2.8	—	—	—
Plan assets at end of period	$155.8	$141.3	$—	$—

Funded status of plans	$(94.0)	$(96.2)	$(52.7)	$(50.6)
Unrecognized prior service cost	—	—	(3.4)	(3.7)
Unrecognized net actuarial losses	18.2	5.6	17.5	14.4
Contributions after measurement date	2.3	1.9	—	—
Net amount recognized	$(73.5)	$(88.7)	$(38.6)	$(39.9)

Recorded in:
Current liabilities	$(20.8)	$(13.6)	$(5.1)	$(5.7)
Long-term liabilities	(61.6)	(75.8)	(33.5)	(34.2)
Accumulated other comprehensive loss	8.9	0.7	—	—
	$(73.5)	$(88.7)	$(38.6)	$(39.9)

The Company uses an actuarial measurement date of December 31 to measure its pension benefit obligations and March 31 to measure its other postretirement obligations. The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (in weighted-average percentages):

	Pension Benefits			Other Postretirement Benefits
	March 31,			March 31,
	2006	2005	2004	2006	2005	2004
Benefit Obligations:
Discount rate	5.54%	5.78%	6.07%	5.75%	6.00%	6.25%
Rate of compensation increase	3.34%	3.31%	3.49%	n/a	n/a	n/a

Net Periodic Benefit Cost:
Discount rate	5.78%	6.07%	6.55%	6.00%	6.25%	6.75%
Rate of compensation increase	3.31%	3.49%	3.31%	n/a	n/a	n/a
Expected return on plan assets	8.46%	8.50%	9.00%	n/a	n/a	n/a

In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets, and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.

The Company’s weighted-average investment allocations as of March 31, 2006 and 2005, are presented in the following table. The Company’s defined benefit pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize investment returns consistent with levels of investment risk that are prudent and reasonable. All assets are managed externally according to guidelines established individually with investment managers and the Company’s investment consultant. The manager guidelines prohibit the use of any type of investment derivative without the prior approval of the investment committee. Portfolio risk is controlled by having managers comply with their established guidelines, including establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The portfolio included holding of domestic, international, and private equities, global high quality and high yield fixed income, and short-term interest bearing deposits. No equity securities of the Company are held in the portfolio. The target allocation of 65% equities and 35% fixed income is established by the investment committee of each plan.

	Plan Assets as of March 31,
	2006	2005
Equity securities	70%	70%
Debt securities	29	29
Other	1	1

The Company expects to contribute approximately $20.8 million during fiscal 2007 to its defined benefit plans and $5.1 million to its other postretirement benefit plans.

Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year ending March 31:	Pension Benefits	Other Postretirement Benefits
2007	$13.8	$5.1
2008	14.0	4.8
2009	14.4	4.6
2010	14.6	4.3
2011	14.9	4.3
2012 – 2016	81.8	19.7

Pension Plans That Are Not Fully Funded

At March 31, 2006, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $247.6 million, $236.8 million and $153.6 million, respectively, and at March 31, 2005 were $235.3 million, $224.9 million and $139.0 million, respectively.

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

The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 10% in fiscal 2007 grading down to 5% in fiscal 2012 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year ended March 31,			Year ended March 31,
	2006	2005	2004	2006	2005	2004
Increase (decrease) in total of service and interest cost components	$0.2	$0.2	$0.3	$(0.2)	$(0.2)	$(0.3)
Increase (decrease) in postretirement benefit obligation	$3.5	$3.0	$3.9	$(3.0)	$(2.6)	$(3.3)

Multi-employer and Government-sponsored Plans

The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.2 million, $0.2 million and $0.2 million for the years ended March 31, 2006, 2005 and 2004, respectively.

Defined Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $9.8 million, $5.9 million and $0.6 million for the years ended March 31, 2006, 2005 and 2004, respectively.

12.          Income Taxes

The components of the provision for income taxes are as follows (in millions):

	Year ended March 31,
	2006	2005	2004
Current:
United States	$—	$—	$—
Non-United States	10.6	4.2	5.2
State and local	2.6	1.2	0.8
Total current	13.2	5.4	6.0

Deferred:
United States	9.9	6.8	2.8
Non-United States	(1.4)	—	0.2
State and local	(5.4)	2.0	(0.3)
Total deferred	3.1	8.8	2.7

Provision for income taxes	$16.3	$14.2	$8.7

The provision for income taxes was calculated based upon the following components of income before income taxes (in millions):

	Year ended March 31,
	2006	2005	2004

United States	$37.0	$28.3	$18.0
Non-United States	2.2	7.5	4.9

Income before income taxes	$39.2	$35.8	$22.9

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31,
	2006	2005
Deferred tax assets:
Compensation and retirement benefits	$24.7	$26.4
US federal and state tax operating loss carryforwards	6.2	11.9
Foreign tax credit carryforwards	23.9	17.5
Foreign net operating loss carryforwards	18.7	14.1
Other	1.4	0.5
	74.9	70.4
Valuation allowance	(24.8)	(18.1)
Total deferred tax assets	50.1	52.3

Deferred tax liabilities:
Property, plant and equipment	48.3	53.1
Compensation and retirement benefits	—	1.0
Inventories	11.0	12.2
Intangible assets and goodwill	38.0	36.6
Other	—	0.9
Total deferred tax liabilities	97.3	103.8
Net deferred tax liabilities	$47.2	$51.5

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

Management believes it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in this determination include the historical operating results of the Company and the expectation of future earnings, including anticipated reversals of future taxable temporary differences. A valuation allowance was established at March 31, 2006 and 2005 for deferred tax assets related to state net operating loss carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforward for which utilization is uncertain. The carryforward period for the foreign tax credit is ten years. The carryforward period for the state net operating losses is fifteen years. Certain foreign net operating loss carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign net operating losses is indefinite.

The provision for income taxes differs from the United States statutory income tax rate due to the following item (in millions):

	Year ended March 31,
	2006	2005	2004
Provision for income taxes at U.S. statutory income tax rate	$13.7	$12.5	$8.0
State and local income taxes, net of federal benefit	(1.8)	2.1	0.6
Net effects of foreign tax rates and credits	2.8	(1.6)	0.4
Foreign net operating losses for which tax benefit was not provided	1.8	1.4	—
Other	(0.2)	(0.2)	(0.3)
Provision for income taxes	$16.3	$14.2	$8.7

No provision has been made for United States income taxes related to approximately $12.7 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. It is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company’s United States federal income tax return for fiscal 2002 is currently under examination. Management believes adequate provision for income taxes payable of the Company has been made for all fiscal years through 2006. In connection with the sale of the Predecessor (see Note 1), Invensys has indemnified the Company against all income tax obligations existing prior to the closing date, November 25, 2002.

Cash paid for income taxes to governmental tax authorities during the years ended March 31, 2006, 2005 and 2004, respectively, was $10.5 million, $7.1 million and $7.4 million, respectively.

13.          Related Party Transactions

RBS Global, Inc. has a management services agreement with TC Group, L.L.C., (The Carlyle Group) for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company paid $2.0 million per year plus out of pocket expenses during fiscal 2006, 2005 and 2004. This agreement will remain in effect until such time as The Carlyle Group or its affiliates collectively own less than 10% of the equity interest of the Company, or such earlier time as the Company and The Carlyle Group may mutually agree.

The Company paid a total of $5.2 million in May 2005 to The Carlyle Group and an entity controlled by the chairman of the Company’s Board of Directors for investment banking and other transaction related services as part of the Falk Acquisition. These payments have been accounted for as transaction-related expenses and included in the total cost of the Falk Acquisition as discussed in Note 1.

During the year ended March 31, 2006, the Company expensed approximately $1.5 million of consulting services provided by an entity that is controlled by certain minority shareholders of the Company.

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

In connection with the sale of the Predecessor, Invensys has, subject to various terms and conditions, including certain caps and limitations, provided the Company with indemnification against certain contingent liabilities, including coverage for certain preclosing environmental liabilities. The following paragraphs summarize noteworthy actions and proceedings for which Invensys has accepted responsibility:

•      In 2002, the Company was named as a potentially responsible party, or PRP, together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), which is under investigation by the United States Environmental Protection Agency, or USEPA, and the Illinois Environmental Protection Agency, or IEPA. The Company’s Downers Grove property is situated within the Ellsworth Industrial Complex. The investigation alleges there has been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company’s property, at the Site. In support of the USEPA and IEPA, the Illinois Attorney General filed in July 2004 a lawsuit in the Circuit Court of DuPage County, Illinois against the Company and the other PRP companies: State of Illinois v. Precision et al. In August 2003, several PRPs, including the Company, entered into an Administrative Order by Consent, or AOC, with the USEPA, IEPA and State of Illinois et al. that required the PRPs to provide $4.275 million to fund the hook-up of about 800 homes to municipal water and provided for continuing investigation of the Site. The Company agreed to provide $306,500 of that fund under an interim allocation. Subsequently, the Company was notified by the USEPA that the Site investigation is expanding. The Company’s future costs related to the site, including for investigation and/or remediation, could be significant. The Company is also a defendant in three pending lawsuits alleging property damage or personal injury stemming from contamination that allegedly, in whole or in part, originated from the Site: Muniz et al v. Rexnord Corporation et al, a class action filed in April 2004 and currently pending in the United States District Court for the Northern District of Illinois; Jana Bendik v. Precision Brand Products et al. v. Rexnord Corporation et al, filed in April 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois; and Kevin Pote, et al. v. Ames Supply Co. et al., filed in December 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois. The AOC is expected to resolve a significant portion of the State of Illinois lawsuit. The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, the management believes the Company has meritorious defenses to the suits. The Company has sued and been sued by its insurance companies over coverage for these matters. Pursuant to its indemnity obligation, Invensys is defending the Company in these matters and has paid 100% of the costs to date.

•      The Company has been named as a defendant in over 560 lawsuits (with approximately 8,350 claimants) pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division. Similarly, the Company’s Prager subsidiary has been named as a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,600 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. The Company has insurance coverage for its legal defense costs related to the Prager lawsuits and has indemnity coverage by Invensys for both the Stearns and Prager lawsuits. The Company has further indemnity coverage on the Stearns lawsuits from FMC Corporation, the prior owner of the Stearns business.

•      The Company was a defendant and cross-defendant in a case entitled Odeco Drilling Inc., et al. v. Baroid Equipment, Inc., filed in October 1992 in state court in Harris County, Texas. On February 26, 2002, the court entered a final judgment in favor of Baroid Equipment, Inc. and Varco Shaffer Co. (Defendants/Cross-Plaintiffs) against the Company in the amount of approximately $2.3 million, plus pre-judgment interest of 10% beginning October 16, 1992. The judgment provides for a further award of attorneys’ fees to the Defendants/Cross-Plaintiffs in the event of appeals. On October 13, 2005, the Court of Appeals reversed the award to Odeco against Shaffer and reversed the award to Shaffer from Rexnord. Odeco filed for a rehearing and the request was denied on February 2, 2006. The parties have petitioned the Texas Supreme Court for review of the appellate court decision. The Company is indemnified against any loss by two separate parties in connection with this matter. Accordingly, the Company has recorded a liability at March 31, 2006 in the amount of the judgment plus accrued interest totaling $8.3 million and a corresponding receivable in the same amount. Both the liability and corresponding receivable are classified as a noncurrent liability and asset, respectively, in the consolidated balance sheet at March 31, 2006.

In connection with the Falk Acquisition, Hamilton Sundstrand, a subsidiary of United Technologies Corporation, has, subject to various terms and conditions, including certain caps and limitations, provided the Company with indemnification against certain contingent liabilities, including coverage for certain preclosing environmental liabilities. The following paragraph summarizes noteworthy actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•      Falk is a defendant in over one hundred lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There is a total of approximately 9,142 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Falk in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

In addition to the foregoing litigation, Falk is a defendant in other lawsuits. As with the matters described above, it is not possible to predict with certainty the outcome of these unresolved legal actions. However, based upon current information management believes the eventual outcome of these unresolved legal actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The following paragraph summarizes the noteworthy action in which Falk is a defendant:

Kimberly St. Cin, Individually and as surviving spouse of Robert St. Cin, decedent v. The Falk Corporation, et al., filed in January 2004 in the Circuit Court of Cape Girardeau County, Missouri. The suit was filed against Falk and several other defendants for wrongful death involving an elevator bucket loader. The claim amount is for $9 million. The drive and backstop were allegedly manufactured by Falk.

15.          Business Segment Information

The Company operates in a single business segment — precision motion technology products. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties			Long-Lived Assets
	Year ended March 31,			Year ended March 31,
	2006	2005	2004	2006	2005

United States	$771.3	$528.9	$439.1	$905.8	$704.1
Europe	202.7	201.2	201.6	240.1	239.3
Rest of the world	107.4	80.9	72.1	14.5	6.9
	$1,081.4	$811.0	$712.8	$1,160.4	$950.3

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

16.          Guarantor Subsidiaries

The following schedules present condensed consolidating/combining financial information at March 31, 2006 and 2005, and for the years ended March 31, 2006, 2005 and 2004, for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord Corporation, the Issuer, which is wholly-owned by the Parent; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent (Guarantor Subsidiaries); and (d) on a combined basis, the foreign subsidiaries of the Company (non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company by The Carlyle Group.

The restricted assets of the consolidated subsidiaries of RBS Global, Inc., a holding company (the Parent Company), exceeds 25 percent of consolidated net assets at March 31, 2006 and 2005. The following schedules present the condensed financial information of the Parent Company in accordance with Rule 5-04 of Regulation S-X. With the exception of the Parent Company’s guarantee of the senior subordinated notes, the Parent Company does not have any guarantees, material contingencies or long-term obligations.

Condensed Consolidating Balance Sheet

March 31, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$—	$—	$13.3	$9.2	$—	$22.5
Receivables, net	—	—	115.4	62.0	—	177.4
Inventories	—	—	140.9	51.0	—	191.9
Other current assets	—	—	10.8	11.4	—	22.2
Total current assets	—	—	280.4	133.6	—	414.0

Receivable from (payable to) affiliates	—	86.8	28.8	(115.6)	—	—
Property, plant and equipment, net	—	—	280.2	68.7	—	348.9
Intangible assets, net	—	—	132.7	8.4	—	141.1
Goodwill	—	28.1	465.0	177.3	—	670.4
Investment in:
Guarantor subsidiaries	442.1	739.4	—	—	(1,181.5)	—
Non-guarantor subsidiaries	—	—	137.5	—	(137.5)	—
Other assets	—	21.6	9.9	2.2	—	33.7
Total assets	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$1.8	$—	$1.9
Trade payables	—	—	81.8	37.5	—	119.3
Income taxes payable	(1.3)	(11.3)	13.8	2.7	—	3.9
Deferred income taxes	(0.4)	—	7.9	(0.5)	—	7.0
Compensation and benefits	—	—	32.5	12.4	—	44.9
Current portion of pension obligations	—	—	20.8	—	—	20.8
Current portion of postretirement obligations	—	—	5.1	—	—	5.1
Interest payable	—	13.3	—	0.2	—	13.5
Other current liabilities	—	(0.1)	29.0	9.5	—	38.4
Total current liabilities	(1.7)	1.9	191.0	63.6	—	254.8

Long-term debt	—	749.0	0.7	2.1	—	751.8
Note payable to (receivable from) affiliates, net	2.7	(317.1)	294.2	20.2	—	—
Pension obligations	—	—	23.5	38.1	—	61.6
Postretirement benefit obligations	—	—	31.1	2.4	—	33.5
Deferred income taxes	—	—	36.0	4.2	—	40.2
Other liabilities	—	—	18.6	6.5	—	25.1
Total liabilities	1.0	433.8	595.1	137.1	—	1,167.0
Commitments and contingent liabilities
Stockholders’ equity	441.1	442.1	739.4	137.5	(1,319.0)	441.1
Total liabilities and stockholders’ equity	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Condensed Consolidating Balance Sheet

March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$—	$—	$15.9	$10.4	$—	$26.3
Receivables, net	—	—	65.0	62.7	—	127.7
Inventories	—	—	81.6	46.1	—	127.7
Other current assets	—	—	11.3	6.8	—	18.1
Total current assets	—	—	173.8	126.0	—	299.8

Receivable from (payable to) affiliates	—	79.7	36.3	(116.0)	—	—
Property, plant and equipment, net	—	—	194.8	69.1	—	263.9
Intangible assets, net	—	—	103.5	7.8	—	111.3
Goodwill	—	8.1	392.8	174.2	—	575.1
Investment in:
Guarantor subsidiaries	425.7	940.9	—	—	(1,366.6)	—
Non-guarantor subsidiaries	—	—	115.0	—	(115.0)	—
Other assets	—	18.8	7.6	0.9	—	27.3
Total assets	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$(0.1)	$3.4	$—	$3.3
Trade payables	—	—	43.8	34.5	—	78.3
Income taxes payable	(0.7)	(13.5)	14.3	3.6	—	3.7
Deferred income taxes	—	—	9.8	3.0	—	12.8
Compensation and benefits	—	—	21.9	10.7	—	32.6
Current portion of pension obligations	—	—	11.0	2.6	—	13.6
Current portion of postretirement obligations	—	—	5.7	—	—	5.7
Interest payable	—	9.7	—	0.2	—	9.9
Other current liabilities	—	—	15.1	5.9	—	21.0
Total current liabilities	(0.7)	(3.8)	121.5	63.9	—	180.9

Long-term debt	—	500.0	0.9	2.5	—	503.4
Note payable to (receivable from) affiliates, net	1.7	125.0	(165.5)	38.8	—	—
Pension obligations	—	—	38.8	37.0	—	75.8
Postretirement benefit obligations	—	—	32.1	2.1	—	34.2
Deferred income taxes	—	0.6	35.6	2.5	—	38.7
Other liabilities	—	—	19.5	0.2	—	19.7
Total liabilities	1.0	621.8	82.9	147.0	—	852.7
Commitments and contingent liabilities
Stockholders’ equity	424.7	425.7	940.9	115.0	(1,481.6)	424.7
Total liabilities and stockholders’ equity	$425.7	$1,047.5	$1,023.8	$262.0	$(1,481.6)	$1,277.4

Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$818.4	$316.6	$(53.6)	$1,081.4
Cost of sales	—	—	563.2	232.7	(53.6)	742.3
Gross profit	—	—	255.2	83.9	—	339.1

Selling, general and administrative expenses	0.7	0.1	131.6	55.4	—	187.8
Restructuring and other similar costs	—	—	23.6	7.5	—	31.1
Amortization of intangible assets	—	—	15.6	0.1	—	15.7
Income (loss) from operations	(0.7)	(0.1)	84.4	20.9	—	104.5

Nonoperating income (expense):
Interest expense:
To third parties	—	(60.1)	(0.4)	(1.0)	—	(61.5)
To affiliates	—	20.2	(11.5)	(8.7)	—	—
Other, net	(2.0)	5.8	1.4	(9.0)	—	(3.8)
Income (loss) before income taxes	(2.7)	(34.2)	73.9	2.2	—	39.2
Provisions for income taxes	(0.9)	(7.5)	15.5	9.2	—	16.3
Income (loss) before equity in earnings of subsidiaries	(1.8)	(26.7)	58.4	(7.0)	—	22.9
Equity in earnings of subsidiaries	24.7	51.4	(7.0)	—	(69.1)	—
Net income (loss)	$22.9	$24.7	$51.4	$(7.0)	$(69.1)	$22.9

Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$571.1	$290.1	$(50.2)	$811.0
Cost of sales	—	—	389.5	216.5	(50.2)	555.8
Gross profit	—	—	181.6	73.6	—	255.2

Selling, general and administrative expenses	0.2	0.1	98.5	54.8	—	153.6
Restructuring and other similar costs	—	—	5.2	2.1	—	7.3
Amortization of intangible assets	—	—	13.6	0.2	—	13.8
Income (loss) from operations	(0.2)	(0.1)	64.3	16.5	—	80.5

Nonoperating income (expense):
Interest expense:
To third parties	—	(42.3)	(0.1)	(1.6)	—	(44.0)
To affiliates	—	7.1	2.6	(9.7)	—	—
Other, net	(2.0)	—	(1.0)	2.3	—	(0.7)
Income (loss) before income taxes	(2.2)	(35.3)	65.8	7.5	—	35.8
Provisions for income taxes	(0.7)	(13.3)	24.0	4.2	—	14.2
Income (loss) before equity in earnings of subsidiaries	(1.5)	(22.0)	41.8	3.3	—	21.6
Equity in earnings of subsidiaries	23.1	45.1	3.3	—	(71.5)	—
Net income	$21.6	$23.1	$45.1	$3.3	$(71.5)	$21.6

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

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended

March 31, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$22.9	$24.7	$51.4	$(7.0)	$(69.1)	$22.9
Noncash adjustments	(25.1)	(48.3)	65.3	11.8	69.1	72.8
Changes in operating assets and liabilities:	1.0	83.5	(91.3)	3.0	—	(3.8)
Cash provided by (used for) operating activities	(1.2)	59.9	25.4	7.8	—	91.9

Investing activities
Acquisition of Falk, net of cash acquired	—	(301.3)	—	—	—	(301.3)
Expenditures for property, plant and equipment	—	—	(28.9)	(8.2)	—	(37.1)
Proceeds from dispositions of fixed assets	—	—	0.9	1.4	—	2.3
Cash used for investing activities	—	(301.3)	(28.0)	(6.8)	—	(336.1)

Financing activities
Proceeds from issuance of long-term debt	—	312.0	—	—	—	312.0
Net repayments of long-term debt	—	(63.0)	—	(2.0)	—	(65.0)
Payment of financing fees	—	(7.6)	—	—	—	(7.6)
Proceeds from issuance of common stock	1.2	—	—	—	—	1.2
Cash provided by (used for) financing activities	1.2	241.4	—	(2.0)	—	240.6

Effect of exchange rate changes on cash	—	—	—	(0.2)	—	(0.2)
Increase (decrease) in cash	—	—	(2.6)	(1.2)	—	(3.8)
Cash at beginning of period	—	—	15.9	10.4	—	26.3
Cash at end of period	$—	$—	$13.3	$9.2	$—	$22.5

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

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended

March 31, 2004

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$14.2	$15.7	$38.5	$1.4	$(55.6)	$14.2
Noncash adjustments	(15.7)	(34.9)	32.0	7.0	55.6	44.0
Changes in operating assets and liabilities	1.5	50.3	(58.6)	(6.4)	—	(13.2)
Cash provided by operating activities	—	31.1	11.9	2.0	—	45.0

Investing activities
Expenditures for property, plant and equipment	—	—	(14.5)	(7.6)	—	(22.1)
Proceeds from dispositions of fixed assets	—	—	1.8	—	—	1.8
Acquisition of the Rexnord Group	—	—	(10.4)	—	—	(10.4)
Cash used for investing activities	—	—	(23.1)	(7.6)	—	(30.7)

Financing activities
Net repayments of long-term debt	—	(30.0)	(0.1)	—	—	(30.1)
Payment of financing fees	—	(1.1)	—	—	—	(1.1)
Cash used for financing activities	—	(31.1)	(0.1)	—	—	(31.2)

Effect of exchange rate changes on cash	—	—	—	1.5	—	1.5
Decrease in cash	—	—	(11.3)	(4.1)	—	(15.4)
Cash at beginning of period	—	—	20.4	16.8	—	37.2
Cash at end of period	$—	$—	$9.1	$12.7	$—	$21.8

17.          Quarterly Results of Operations (Unaudited) (in millions)

Fiscal Year 2006:	First	Second	Third	Fourth	Total

Net sales	$239.9	$273.3	$264.5	$303.7	$1,081.4
Gross profit	71.3	86.8	82.0	99.0	339.1
Net income	4.9	7.7	0.6	9.7	22.9

Fiscal Year 2005:	First	Second	Third	Fourth		Total

Net sales	$188.8	$199.3	$199.7	$223.2		$811.0
Gross profit	61.1	61.7	55.2	77.2	(1)	255.2
Net income	5.0	5.2	0.3	11.1		21.6

(1)  Includes a $7.0 million benefit due to a change in certain estimates related to the capitalization of overhead variances.

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

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information concerning our directors and executive officers as of the date of this Form 10-K:

Name	Age	Position
George M. Sherman	64	Chairman of the Board
Robert A. Hitt	48	President, Chief Executive Officer and Director
Thomas J. Jansen	54	Executive Vice President of Finance and Chief Financial Officer
Michael N. Andrzejewski	52	Vice President of Business Development and Secretary
Praveen R. Jeyarajah	38	Director
Jerome H. Powell	52	Director
Bruce E. Rosenblum	52	Director

George M. Sherman has been Chairman of our board of directors since 2002. Mr. Sherman also served as the Chairman of Campbell Soup from August 2001 to November 2004. Prior to his appointment with Campbell Soup, Mr. Sherman was the Chief Executive Officer at Danaher Corporation from 1990 to May 2001. Prior to joining Danaher, he was Executive Vice President at Black and Decker Corporation.

Robert A. Hitt became our President and Chief Executive Officer in April 2001 and was elected as one of our directors in connection with the Carlyle Acquisition. Prior to the Carlyle Acquisition, Mr. Hitt had been the Chief Operating Officer of Invensys Industrial Components and Systems Division since April 2002, Division Chief Executive of Invensys Automation Systems Division from April 2001 to March 2002 and Division Chief Executive of Invensys Industrial Drive Systems Division from October 2000 to March 2001. Mr. Hitt joined Siebe/Invensys in 1994, where he held various positions including President of Climate Controls from June 1997 to October 2000 and prior to June 1997, General Manager of Appliance Controls.

Thomas J. Jansen became our Executive Vice President of Finance and Chief Financial Officer in April 2001. Prior to the Carlyle Acquisition, Mr. Jansen was Executive Vice President of Finance of Invensys Industrial Components and Systems Division since April 2002, Executive Vice President of Finance of Invensys Automation Systems Division from April 2001 to March 2002 and Executive Vice President of Finance of Invensys Industrial Drive Systems Division from March 1999 to March 2001. Prior to that time, from August 1998 to February 1999 Mr. Jansen was Vice President of Finance for the Power Drives Division of BTR plc. From July 1992 to August 1998, Mr. Jansen was Vice President of Finance and Chief Financial Officer of Rexnord Corporation. Mr. Jansen served in various financial positions for Rexnord Corporation and its predecessor, Rexnord Inc. from 1981 through July 1992.

Michael N. Andrzejewski became our Vice President of Business Development in April 2000 and was elected Secretary in November 2002. Prior to the Carlyle Acquisition, Mr. Andrzejewski was Vice President of Business Development of the Invensys Industrial Components and Systems Division since April 2000. Prior to his current assignment, from October 1998 to April 2000, Mr. Andrzejewski was President of Rexnord Chain and Conveyor Group and from July 1995 to October 1998 served as President of Rexnord Industrial Chain Group.

Praveen R. Jeyarajah was elected as one of our directors in connection with the Carlyle Acquisition. Mr. Jeyarajah has been a Managing Director of Carlyle since 2001. Prior to joining Carlyle, Mr. Jeyarajah was with Saratoga Partners, from 1996 to 2000. Prior to that, Mr. Jeyarajah worked at Dillon, Read & Co., Inc.

Jerome H. Powell was elected as one of our directors in connection with the Carlyle Acquisition. Mr. Powell was a Managing Director of Carlyle from 1997 to 2005. Prior to that time, from 1995 to 1997, he was Managing Director and head of mergers and acquisitions at Dillon Read & Co., Inc. From 1993 to 1995, Mr. Powell served as head of client coverage and mergers and acquisitions at Bankers Trust Company. From 1990 to 1993, Mr. Powell served as Assistant Secretary of The Treasury Department for Domestic Finance and later as Under Secretary for Finance in the Bush Administration.

Bruce E. Rosenblum was elected as one of our directors in connection with the Carlyle Acquisition. Mr. Rosenblum has been a Managing Director of Carlyle since May 2000. Prior to that time, Mr. Rosenblum was a partner and Executive Committee member at the law firm of Latham & Watkins LLP, where he practiced for 18 years. He is a member of the board of directors of PanAmSat Holding Corporation.

Boards of Directors

The Board of Directors of RBS Global, Inc. and Rexnord Corporation are currently each comprised of the five directors listed above. Each board of directors directs the management of the business and affairs of its respective corporation as provided by Delaware law, and conducts its business through meetings of the board of directors.

Committees of our Board of Directors

Rexnord Corporation currently has an audit committee and RBS Global, Inc. currently has a compensation committee. From time to time, other committees may be established when necessary to address specific issues.

Audit Committee

Rexnord Corporation currently has an audit committee that consists of Messrs. Jeyarajah and Powell. Messrs. Jeyarajah and Powell are both familiar with financial accounting principals; however because of their ties to shareholders they would not be considered financial experts under Regulation S-K. The Company has not sought a financial expert because the majority shareholder is comfortable with the present constituency of the Audit Committee. In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues.

Compensation Committee

Rexnord Corporation’s compensation committee is responsible for determining compensation for our executive officers and administering our stock option plans and other compensation programs. The compensation committee is also charged with establishing, periodically re-evaluating and, where appropriate, adjusting and administering policies concerning compensation of our management. The current members of our compensation committee are Messrs. Powell, Jeyarajah and Sherman.

The committee considers a number of factors in setting compensation for our executive officers, and that such factors are reflected in the employment agreements for Messrs. Hitt, Jansen and Andrzewjewski described above. These factors include, among other things, the officer’s scope of responsibility, prior experience and past accomplishments. The Board and Compensation Committee also compare base salaries and salary ranges of similar positions in other companies in relevant markets defined by company size, industry and location.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a director or member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a director or member of our compensation committee.

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

ITEM 11.               EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid to or incurred on our behalf for our Chief Executive Officer and each of the named executive officers that earned more than $100,000 during the fiscal years ended March 31, 2006, 2005 and 2004.

Summary Compensation Table

				Long Term
				Compensation
				Awards
				Securities	All Other
		Annual Compensation		Underlying	Compensation
Name and Principal Position		Salary	Bonus	Option (#)	(1)

Robert A. Hitt, President and Chief	2006	$555,000	$184,316	—	$84,448
Executive Officer	2005	530,000	—	—	128,719
	2004	500,004	28,878	—	3,952

Thomas J. Jansen,	2006	318,263	118,654	—	65,865
Chief Financial Officer	2005	310,500	—	—	75,595
	2004	300,000	13,476	—	9,640

Michael N. Andrzejewski, Vice President	2006	216,424	58,775	—	42,439
Business Development & Secretary	2005	210,120	—	—	58,217
	2004	204,000	8,984	—	8,827

(1)   All three fiscal years shown consist of matching contributions under our 401(k) plan, contributions under our Exec-U-Care—1st Dollar Medical Plan, and Company car leases. Fiscal 2006 amounts also include supplemental executive retirement plan earnings of $69,998 for Robert A. Hitt, $38,854 for Thomas J. Jansen, and $23,996 for Michael N. Andrzejewski. Fiscal 2005 amounts include supplemental executive retirement plan earnings of $116,061 for Robert A. Hitt, $62,020 for Thomas J. Jansen, and $41,329 for Michael N. Andrzejewski.

Stock Options

Option Grants in Last Fiscal Year

There were no options granted to or exercised by the named executive officers during fiscal 2006. The following table sets forth information concerning unexercised stock options as of March 31, 2006.

Aggregated Option/SAR Exercises In Last Fiscal Year And

Fiscal Year-End Option/SAR Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options/SARs at FY-End(#)		Value of Unexercised In-the-Money Options/SARs at FY-End($)(2)
Name	Exercise(#)	Realized($)	Exercisable(1)	Unexercisable	Exercisable	Unexercisable

Robert A. Hitt	—	—	38,198	39,954	—	—
Thomas J. Jansen	—	—	19,099	19,977	—	—
Michael N. Andrzejewski	—	—	7,162	7,492	—	—

(1)	Consists of options for shares which were exercisable as of March 31, 2006.

(2)	The value of the options at fiscal year end is not presented as it is not readily determinable in the context of RBS Global, Inc.’s common stock being privately held.

Pension Plan

Each named executive officer participates in the Rexnord Non-Union Pension Plan. The following table shows the estimated annual pension benefits under this plan for the specified compensation and years of service.

	YEARS OF SERVICE
	10	15	20	25	30+
Remuneration
$125,000	15,742	23,613	31,484	39,355	47,226
$150,000	19,242	28,863	38,484	48,105	57,726
$175,000	22,742	34,113	45,484	56,855	68,226
$200,000	26,242	39,363	52,484	65,605	78,726

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

Director Compensation

Our directors are employed either by The Carlyle Group or us and are not separately compensated for their service as directors. Our outside director, George Sherman, will not receive an additional fee for his services as director other than the compensation described below under – “Consulting Agreement.”

Stock Option Plan

In connection with the Carlyle Acquisition, certain members of our management, including certain named executive officers, received non-qualified stock options to purchase common stock of RBS Global, Inc. pursuant to the terms of the stock option plan of RBS Global, Inc. The option plan permits the grant of non-qualified stock options and incentive stock options to purchase shares of RBS Global, Inc. common stock. As of March 31, 2006, 413,112 shares of common stock were authorized, 311,993 options were outstanding and 5,575 options had been exercised under the option plan. The compensation committee of the board of directors of RBS Global, Inc. administers the option plan. Employees, consultants and directors are eligible to receive a grant of options under the option plan.

The per share exercise price of each such option outstanding at March 31, 2006 is $150.00 for the 104,568 options granted in fiscal year 2006 and $100.00 for the 207,425 options granted prior to fiscal year 2006. Each option will generally become vested and exercisable as follows:

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

In addition, a portion of these options may accelerate upon the occurrence of certain stated liquidity events (including certain sales, transfers, conveyances or other dispositions in one or a series of related transactions of our equity securities). Shares of common stock purchased or acquired under the stock option plan will generally be subject to restrictions on transfer, repurchase rights, and other limitations as set forth in the stockholder agreement. See Item 13, “Certain Relationships and Related Transactions—Stockholders Agreement” in this Form 10-K.

Stock Options held by Cypress Industrial Holdings, LLC

In connection with the Carlyle Acquisition, Mr. Sherman, through Cypress Industrial Holdings, LLC, received an option to purchase 78,152 shares of common stock at a per share exercise price of $100. As of March 31, 2006, 62,522 options were outstanding and 15,630 shares of common stock were issued upon exercise of the options. All of these options are subject to time based vesting and are expected to become vested on or prior to March 1, 2008.

Change of Control Retention Agreements

We entered into change of control retention agreements with Messrs. Hitt, Jansen and Andrzejewski to provide them with enhanced financial security and sufficient encouragement to remain with the Company. Each of these agreements provides that upon a termination of employment either by us without cause or by the executive for good reason, within twelve months (eighteen months for Mr. Hitt) following a change in control (as defined in the agreements) and not due to the executive’s death, disability or resignation (other than for good reason), each executive will be entitled to: (1) severance pay in an amount equal to twelve months (eighteen months for Mr. Hitt) of the executive’s base salary, as in effect immediately prior to the date of termination of employment or change of control, whichever is greater, payable over twelve months (eighteen months for Mr. Hitt) in accordance with our customary payroll practices, (2) the bonus that the executive would have received if the executive remained employed by us through the end of the bonus performance period in which the executive’s employment terminates, (3) during such twelve-month (eighteen-month for Mr. Hitt) severance period, or until the executive is covered by the plan of another employer, continued coverage under our group medical and dental benefit plan and (4) payments equal to twelve months (eighteen months for Mr. Hitt) of the premium cost for life insurance coverage (excluding supplemental life insurance coverage) under our life insurance plan in effect immediately prior to the executive’s date of termination. As a condition of receiving such severance benefits, each executive will be required to sign and not revoke a separation agreement and release of claims. If the executive is entitled to receive severance or similar payments and/or benefits under any other of our plans, programs, agreements, policies or practices, severance payments and benefits due to the executive under this agreement will be so reduced. During the executive’s service as an employee and for twelve months thereafter, each executive is prohibited from knowingly disparaging, criticizing or otherwise making any derogatory statements regarding us or our affiliates, successors, directors or officers.

Executive Bonus Plan

In connection with the Carlyle Acquisition, we adopted our Executive Bonus Plan to provide our management with an incentive to achieve key business objectives. The plan allows our key officers and directors to achieve performance-based compensation in addition to their annual base salary. Each participating officer or director is eligible to receive a performance bonus for each bonus period based on a stated percentage of the officer’s or director’s base pay if our financial performance is equal to or greater than 90% of certain stated financial targets, as described in the plan. Eighty percent of the performance-based compensation will be paid in accordance with the percentage of EBITDA targets, as defined under the plan, achieved and 20% of the performance-based compensation will be paid in accordance with the achievement of personal performance targets. Solely at our discretion, additional performance-based compensation may be paid to executives.

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

Employment Agreements

In connection with the Carlyle Acquisition, we entered into employment agreements with each of Messrs. Hitt, Jansen and Andrzejewski. Each agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. The following table sets forth the stated position and annual base salary (fiscal 2006 base salaries are provided under the Summary Compensation Table), which may be increased by our board of directors, for certain of the named executive officers:

Name	Title	Base Salary
Robert A. Hitt	Chief Executive Officer	$500,000
Thomas J. Jansen	Chief Financial Officer	$300,000
Michael N. Andrzejewski	Vice President of Business Development and Secretary	$200,000

Under the terms of each agreement, the executive was eligible at the start of fiscal 2006 to receive a discretionary bonus under the terms of our Executive Bonus Plan. The executives have also been granted options to purchase shares of RBS Global, Inc. common stock under the stock option plan. Messrs. Hitt, Jansen and Andrzejewski are entitled to purchase 78,152 shares, 39,076 shares and 14,654 shares, respectively, of common stock of RBS Global, Inc. Each executive is also entitled to participate in our employee benefit plans, programs and arrangements currently in effect, and is entitled to reimbursement for all reasonable travel and other expenses incurred during the performance of the executive’s duties in accordance with our expense reimbursement policy.

Each of these employment agreements provides that upon termination of employment, the executive will be entitled to receive the sum of the executive’s unpaid annual base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation, and any amount arising from the executive’s participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of employment either by us without cause or by the executive for good reason, each executive will be entitled to an amount equal to the executive’s stated annual base salary for a period of eighteen months for Mr. Hitt and twelve months for Messrs. Jansen and Andrzejewski and, during such severance period, continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination.

Each executive is prohibited from competing with us during the term of his employment and for a period of two years for Mr. Hitt and eighteen months for Messrs. Jansen and Andrzejewski following termination of his employment.

Consulting Agreement

In connection with the Carlyle Acquisition, we have entered into a consulting agreement with George Sherman. The agreement will continue until Mr. Sherman’s death or until either party delivers 15 days prior written notice.

Under the terms of the agreement, Mr. Sherman will receive a stated annual consulting fee of $250,000. In addition, Mr. Sherman is entitled to participate in the stock option plan of RBS Global, Inc. and has been granted options to purchase approximately 2% of the outstanding shares of stock of RBS Global, Inc. common stock under the stock option plan. Mr. Sherman also is entitled to reimbursement for all reasonable travel and other expenses incurred in connection with our business. The agreement automatically terminates in the event that Mr. Sherman no longer holds the position of chairman of the board of directors. Upon termination of the agreement, we must pay Mr. Sherman a pro rata portion of any part of his consulting fee earned but not previously paid.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All of the issued and outstanding common stock of Rexnord Corporation is owned by our parent, RBS Global, Inc. Certain affiliates of The Carlyle Group own approximately 95% of RBS Global’s common stock while the remainder is owned by our Chairman and certain of our officers, employees and consultants.

The following table sets forth information with respect to the beneficial ownership of the capital stock of RBS Global, Inc. as of the date of this filing for:

•      each person or group who beneficially owns more than 5% of our capital stock on a fully diluted basis;

•      each of the executive officers named in the summary compensation table;

•      each of our directors and director nominees; and

•      all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of this Form 10-K filing are and not subject to repurchase as of that date are deemed outstanding for the purpose of calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for the purpose of calculating the percentage of outstanding shares owned by any other person. Unless otherwise noted, the address for each director and executive officer is 4701 Greenfield Avenue, Milwaukee, Wisconsin 53214.

	Amount and Nature of Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Beneficial Owners of 5% or More of the Outstanding Common Stock of RBS Global, Inc.
TCG Holdings, L.L.C.(1)	3,441,335	95.0%
Named Executive Officers
Robert A. Hitt(2)	43,198	1.2%
Thomas J. Jansen(3)	20,099	*
Michael N. Andrzejewski(4)	8,162	*

Directors
Praveen R. Jeyarajah(5)	—	—
Jerome H. Powell	—	—
Bruce E. Rosenblum(5)	—	—
George M. Sherman(6)	191,891	5.2%
All Directors and Executive Officers as a Group(7)	263,350	7.1%

*              Less than 1% beneficial ownership.

(1)     TC Group III, L.P. is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P., the record holders of 3,259,067 and 84,331 shares of our common stock, respectively. TC Group III, L.L.C. is the sole general partner of TC Group III, L.P. TCG High Yield, L.L.C. is the sole general partner of Carlyle High Yield Partners, L.P., the record holder of 97,937 shares of common stock. TCG High Yield Holdings, L.L.C. is the sole managing member of TCG High Yield, L.L.C. TC Group, L.L.C. is the sole managing member of TC Group III, L.L.C. and TCG High Yield Holdings, L.L.C. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C. Accordingly, (i) TC Group III, L.P. and TC Group III, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L.P. and CP III Coinvestment, L.P.; (ii) TCG High Yield, L.L.C. and TCG High Yield Holdings, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by Carlyle High Yield Partners, L.P.; and (iii) TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L. P., CP III Coinvestment, L.P., and Carlyle High Yield Partners, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may each be deemed to be a beneficial owner of the shares of common stock beneficially owned by TCG Holdings, L.L.C. Such individuals expressly disclaim any such beneficial ownership. The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505. Each of the foregoing entities reports to have shared voting and investment power over the shares of common stock reported to be beneficially owned by such entity.

(2)     Includes options exercisable for 38,198 shares that are vested as of April 27, 2006, or that will become vested within 60 days of April 27, 2006, under the Stock Option Plan of RBS Global, Inc.

(3)     Includes options exercisable for 19,099 shares that are vested as of April 27, 2006, or that will become vested within 60 days of April 27, 2006, under the Stock Option Plan of RBS Global, Inc.

(4)     Includes options exercisable for 7,162 shares that are vested as of April 27, 2006, or that will become vested within 60 days of April 27, under the Stock Option Plan of RBS Global, Inc.

(5)     Messrs. Jeyarajah and Rosenblum, as Managing Directors of TCG Holdings, L.L.C., do not directly or indirectly have or share voting or investment power or have or share the ability to influence voting or investment power over the shares shown as beneficially owned by TCG Holdings, L.L.C.

(6)     Includes options exercisable for 31,261 shares that are vested as of April 27, 2006, or that will become vested within 60 days of April 27, 2006, under the Stock Option Plan of RBS Global, Inc. The record owner of the 191,891 shares beneficially owned by Mr. George Sherman is Cypress Industrial Holdings, LLC, whose address is 111 South Calvert Street, Suite 2700, Baltimore, MD 21202.

(7)     Includes options exercisable for 95,720 shares that are vested as of April 27, 2006, or that will become vested within 60 days of April 27, 2006, under the Stock Option Plan of RBS Global, Inc. for all executive officers and directors as a group.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of March 31, 2006, the number of securities outstanding under our equity compensation plan, the Stock Option Plan of RBS Global, Inc., the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	374,515	$113.96	95,544
Equity compensation plans not approved by security holders	—	—	—

Total	374,515	$113.96	95,544

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Carlyle Management Agreement

In connection with the Carlyle Acquisition, we entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to us and our subsidiaries. The agreement provides for the payment to Carlyle of an annual fee of $2 million for advisory and other consulting services, plus additional amounts for investment banking services in connection with any mergers, acquisitions or other strategic transactions, as approved by our board of directors, plus reimbursement of out-of pocket expenses. Such reimbursements were approximately $75,000 in fiscal 2006. The agreement also provides for indemnification of Carlyle against liabilities and expenses arising out of The Carlyle Group ‘s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than ten percent of our equity interests, or when we and Carlyle mutually agree to terminate the agreement. In May 2005, an approximately $3 million fee was paid to TC Group, L.L.C. under the management agreement for investment banking services in connection with the Falk Acquisition.

Employment Agreements and Consulting Agreement

In connection with the Carlyle Acquisition, we entered into employment agreements with certain of our named executive officers and a consulting agreement with Mr. George Sherman, as described in “Item 11 —Consulting Agreement.”  Additionally, in May 2005, an approximately $2 million fee was paid to Cypress Group, LLC, an entity controlled by Mr. Sherman, in connection with the Falk Acquisition.

Stockholder Agreements

In connection with the Carlyle Acquisition, we and certain of our executive officers and affiliates of The Carlyle Group who are holders of our common stock entered into stockholder agreements that:

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

Change of Control Retention Agreements

In recognition of the possibility of a change of control, we entered into change of control retention agreements with approximately 26 executives to provide them with enhanced financial security and sufficient encouragement to remain with the Company. These agreements generally provide for the payment of between six to eighteen months of severance benefits, depending on the executive, in the event that the executive’s employment is terminated by the Company without cause or terminated by the executive for good reason, within twelve to eighteen months following a change of control. The specific period of time that the agreement remains in effect, following a change of control, depends on the particular executive. See Item 11,  “—Change of Control Retention Agreements.”

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed, including reimbursement of actual expenses, by Ernst & Young for professional services rendered for the reviews of our quarterly reports on Form 10-Q and for the audit of our financial statements for the fiscal years ended March 31, 2006 and 2005 were $1,496,000 and $1,169,000, respectively.

Audit-Related Fees

Ernst & Young billed us $15,000 for audit-related services provided during fiscal 2006 for other consultation services not associated with the audit process. Ernst & Young billed us $620,000 for audit-related services provided during fiscal 2005, including $590,000 for due diligence services related to our acquisition of The Falk Corporation. The remaining audit-related fees in fiscal 2005 were primarily for other consultation services not associated with the audit process.

Tax Fees

The aggregate tax fees billed by Ernst & Young for tax services rendered to us during fiscal 2006 and 2005 were $356,000 and $522,000, respectively. The tax services rendered to us by Ernst & Young were for domestic tax compliance, foreign tax compliance and tax consulting.

All Other Fees

Ernst & Young billed us $770,000 and $101,000 for consulting services provided during fiscal 2006 and fiscal 2005, respectively. These services related primarily to market studies provided by Investor Group Services, an affiliate of Ernst & Young.

Audit Committee Pre-Approval Policies and Procedures

All the services described above were approved by Rexnord Corporation’s audit committee in advance of the services being rendered.

The Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the independent auditors. The Audit Committee must pre-approve all audit (including audit related) services and permitted non-audit services provided by the independent auditors in accordance with the pre-approval policies and procedures established by the Audit Committee.

The Audit Committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit, statutory audits and tax work to be performed by the Company’s independent auditors for the next fiscal year. With respect to other permitted services, management defines and presents specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project thresholds and annual thresholds. In assessing requests for services by the independent auditor, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent auditor is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. In making its recommendation to ratify the appointment of Ernst & Young LLP as our auditor for the current fiscal year, the Audit Committee has considered whether the non-audit services provided by them are compatible with maintaining their independence. At each Audit Committee meeting, the Executive VP Finance reports to the Audit Committee regarding the aggregate fees for which the independent auditor has been engaged for such engagements, projects and categories of services compared to the approved amounts.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)      Financial Statements

The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2006, 2005 and 2004 and consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) (2)      Financial Statement Schedules.

The Financial Statement Schedules of the Company appended hereto for the years ended March 31, 2006, 2005 and 2004 consist of the following:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.

(a) (3)      Exhibits.

See (b) below

(b)           Exhibits.

Exhibit No.	Description of Exhibit
2.1(1)

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

2.2(4)	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Corporation, Hamilton Sundstrand Corporation and The Falk Corporation.
3.1(1)	Certificate of Incorporation of Rexnord Corporation, filed September 26, 2002.
3.2(1)	Amended and Restated Certificate of Incorporation of Rexnord Industries, Inc., filed October 28, 1992.
3.3(1)	Certificate of Incorporation of PT Components Inc., filed August 25, 1981.
3.4(1)	Certificate of Incorporation of RBS Acquisition Corporation, filed September 26, 2002.
3.5(1)	Certificate of Incorporation of Rexnord Germany-1 Inc., filed February 24, 1987.
3.6(1)	Certificate of Incorporation of Rexnord International Inc., filed November 12, 1964.
3.7(1)	Certificate of Incorporation of Winfred Berg Licensco Inc., filed December 5, 1988.
3.8(1)	Certificate of Incorporation of W.M. Berg Inc., filed August 11, 1980.
3.9(1)	Certificate of Incorporation of RAC-I, Inc., filed November 12, 2002.
3.10(1)	Certificate of Incorporation of RBS North America, Inc., filed November 4, 2002.
3.11(1)	Restatement of Articles of Incorporation of Prager Incorporated, filed July 6, 1989.
3.12(1)	Amended and Restated Articles of Incorporation of Addax Inc., filed August 18, 1987.
3.13(1)	Certificate of Consolidation of Belson Corporation and the Highfield Mfg. Company into Clarkson Industries, Inc., filed December 1, 1967.
3.14(1)	Articles of Incorporation of Rexnord Ltd., filed September 3, 1970.
3.15(1)	Articles of Incorporation of Rexnord Puerto Rico Inc., filed June 14, 1978.
3.16(1)	Articles of Incorporation of Betzdorf Chain Company Inc., filed February 21, 1980.
3.17(1)	Restated Certificate of Incorporation of RBS Global, Inc., filed November 19, 2002.
3.18(1)	Certificate of Formation of RBS China Holdings, L.L.C., dated October 21, 2002.

3.19	(1)	By-laws of Rexnord Corporation.
3.20	(1)	Amended and Restated By-laws of Rexnord Industries, Inc.
3.21	(5)	Amended and Restated By-Laws of PT Components Inc.
3.22	(1)	By-Laws of RBS Acquisition Corporation.
3.23	(5)	Amended and Restated By-Laws of Rexnord Germany-1 Inc.
3.24	(5)	Amended and Restated By-Laws of Rexnord International Inc.
3.25	(5)	Amended and Restated By-Laws of Winfred Berg Licensco Inc.
3.26	(5)	Amended and Restated By-Laws of W.M. Berg Inc.
3.27	(5)	Amended and Restated By-Laws of RAC-I, Inc.
3.28	(1)	By-Laws of RBS North America, Inc.
3.29	(5)	Amended and Restated By-Laws of Prager Incorporated.
3.30	(5)	Amended and Restated By-Laws of Addax Inc.
3.31	(5)	Amended and Restated By-Laws of Clarkson Industries, Inc.
3.32	(5)	Amended and Restated By-Laws of Rexnord Ltd.
3.33	(5)	Amended and Restated By-Laws of Rexnord Puerto Rico Inc.
3.34	(5)	Amended and Restated By-Laws of Betzdorf Chain Company Inc.
3.35	(1)	By-Laws of RBS Global, Inc.
3.36	(1)	Limited Liability Company Agreement of RBS China Holdings, L.L.C.
3.37	(5)	By-Laws of Prager Service, Inc.
3.38	(6)	Certificate of Incorporation of The Falk Corporation dated December 3, 1968
3.39	(6)	Certificate of Incorporation of The Falk Service Corporation dated August 12, 1985
3.40	(6)	Amended and Restated By-Laws of The Falk Corporation dated June 30, 2004
3.41	(6)	Amended and Restated By-Laws of The Falk Service Corporation dated June 30, 2004
4.1	(1)

Senior Subordinated Note Indenture with respect to the 10 1/8% Senior Subordinated Notes due 2012, between Rexnord Corporation, Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated November 25, 2002.

4.2	(1)	Form of 10 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.1).
10.1	(5)

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

10.2	(1)	Security Agreement, dated as of November 25, 2002, among RBS Global, Inc., Rexnord Corporation, certain subsidiaries of RBS Global, Inc., and Deutsche Bank Trust Company Americas, as collateral agent.
10.3	(1)	Pledge Agreement, dated as of November 25, 2002, among RBS Global, Inc., Rexnord Corporation, certain subsidiaries of RBS Global, Inc., and Deutsche Bank Trust Company Americas, as collateral agent.
10.4	(1)

Subordination Agreement, dated as of November 25, 2002, by and among RBS Global, Inc., Rexnord Corporation, each of its Subsidiaries party thereto, and Deutsche Bank Trust Company Americas, as collateral agent.

10.5	(1)	Subsidiaries Guaranty dated November 25, 2002, by and among the Guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent.
10.6	(1)	Management Agreement among RBS Global, Inc. and TC Group LLC dated November 25, 2002.
10.7	(1)	Management Consulting Agreement among Rexnord Corporation and George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC dated November 25, 2002.
10.8	(1)	Non-Competition Agreement dated November 25, 2002, by and among Invensys, plc and RBS Acquisition Corporation.
10.9	(1)	Employment Agreement between Rexnord Corporation and Robert A. Hitt dated November 25, 2002.(9)
10.10	(1)	Employment Agreement between Rexnord Corporation and Thomas J. Jansen dated November 25, 2002.(9)
10.11	(1)	Employment Agreement between Rexnord Corporation and Michael N. Andrzejewski dated November 25, 2002.(9)
10.12	(1)	Stock Option Plan of RBS Global, Inc.(9)
10.13	(1)	Form of Rexnord Non-Union Pension Plan.(9)
10.14	(1)	Form of Rexnord Supplemental Pension Plan.(9)
10.15	(1)	Form of Rexnord Corporation Executive Bonus Plan.(9)
10.16	(2)	Stockholders Agreement by and among RBS Global, Inc., Carlyle Partners III, L.P., CPIII Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Robert A. Hitt, dated as of November 25, 2002.(9)

10.17	(2)	Stockholders Agreement by and among RBS Global, Inc., Carlyle Partners III, L.P., CPIII Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Thomas Jansen, dated as of November 25, 2002.(9)
10.18	(2)

Stockholders Agreement by and among RBS Global, Inc., Carlyle Partners III, L.P., CPIII Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Michael Andrzejewski, dated as of November 25, 2002.(9)

10.19	(3)	Release and Severance Agreement between Rexnord Corporation and Thomas J. Smith dated January 21, 2005.(9)
10.20	(5)	Stock Purchase Plan of RBS Global, Inc.(9)
10.21	(7)	Form of Change of Control Retention Agreement for Mr. Robert A. Hitt.(9)
10.22	(7)	Form of Change of Control Retention Agreement for Mr. Thomas J. Jansen and Mr. Michael N. Andrzejewski.(9)
10.23	(8)	Executive Bonus Plan, as amended March 31, 2006 (as amended March 31, 2006).(9)
10.24	(8)	Amendment No. 1 to Employment Agreement of Mr. Robert A. Hitt dated March 31, 2006.(9)
10.25	(8)	Amendment No. 1 to Employment Agreement of Mr. Thomas J. Jansen dated March 31, 2006.(9)
10.26	(8)	Amendment No. 1 to Employment Agreement of Mr. Michael N. Andrzejewski dated March 31, 2006.(9)
21.1		List of Subsidiaries.
31.1		Certification of Robert A. Hitt, Chief Executive Officer
31.2		Certification of Thomas J. Jansen, Chief Financial Officer
32		Written Statement of the Chief Executive Officer and Chief Financial Officer

(1)   Incorporated by reference to Registration Statement on Form S-4 filed January 9, 2003. (File No. 333-102428-08)

(2)   Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed March 19, 2003. (File No. 333-102428-08)

(3)   Incorporated by reference to Form 8-K dated January 21, 2005. (File No. 333-102428-08)

(4)   Incorporated by reference to Form 8-K dated May 19, 2005. (File No. 333-102428-08)

(5)   Incorporated by reference to Form 10-K filed June 15, 2005. (File No. 333-102428-08)

(6)   Incorporated by reference to Form 10-Q filed August 10, 2005. (File No. 333-102428-08)

(7)   Incorporated by reference to Form 8-K filed March 28, 2006. (File No. 333-102428-08)

(8)   Incorporated by reference Form 8-K filed April 3, 2006. (File No. 333-102428-08)

(9)   Management plan or compensatory plan or arrangement.

(c)           Financial Statements Excluded from Annual Report to Shareholders.

Not applicable.

RBS Global, Inc.

Schedule II—Valuation and Qualifying Accounts

Fiscal Years Ended March 31, 2004, 2005, and 2006

(in millions of dollars)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year

Fiscal Year 2004:
Valuation allowance for trade and notes receivable	3.5	1.2	1.0	(2.1)	3.6
Valuation allowance for excess and obsolete inventory	13.6	1.5	—	(6.0)	9.1
Valuation allowance for income taxes	11.7	2.8	—	(0.1)	14.4

Fiscal Year 2005:
Valuation allowance for trade and notes receivable	3.6	1.1	0.2	(1.7)	3.2
Valuation allowance for excess and obsolete inventory	9.1	3.1	1.6	(3.2)	10.6
Valuation allowance for income taxes	14.4	4.5	—	(0.8)	18.1

Fiscal Year 2006:
Valuation allowance for trade and notes receivable	3.2	2.0	1.2	(1.2)	5.2
Valuation allowance for excess and obsolete inventory	10.6	4.9	2.1	(3.4)	14.2
Valuation allowance for income taxes	18.1	11.4	—	(4.7)	24.8

(1)   Uncollectible amounts, dispositions charged against the reserve, and utilization of net operating losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC.

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date: April 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer and	April 27, 2006
Robert A. Hitt	Director (Principal Executive Officer)

/s/ THOMAS J. JANSEN	Executive VP Finance and Chief Financial Officer	April 27, 2006
Thomas J. Jansen	(Principal Financial Officer)

/s/ TODD A. ADAMS	VP Controller and Treasurer	April 27, 2006
/s/ Todd A. Adams	(Principal Accounting Officer)

/s/ GEORGE M. SHERMAN	Chairman	April 27, 2006
George M. Sherman

/s/ PRAVEEN R. JEYARAJAH	Director	April 27, 2006
Praveen R. Jeyarajah

/s/ JEROME H. POWELL	Director	April 27, 2006
Jerome H. Powell

/s/ BRUCE E. ROSENBLUM	Director	April 27, 2006
Bruce E. Rosenblum

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2006 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD CORPORATION

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date: April 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer and	April 27, 2006
Robert A. Hitt	Director (Principal Executive Officer)

/s/ THOMAS J. JANSEN	Chief Financial Officer	April 27, 2006
Thomas J. Jansen	(Principal Accounting and Financial Officer)

/s/ GEORGE M. SHERMAN	Chairman	April 27, 2006
George M. Sherman

/s/ PRAVEEN R. JEYARAJAH	Director	April 27, 2006
Praveen R. Jeyarajah

/s/ JEROME H. POWELL	Director	April 27, 2006
Jerome H. Powell

/s/ BRUCE E. ROSENBLUM	Director	April 27, 2006
Bruce E. Rosenblum

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2006 fiscal year.