Form 10-Q
period 2006-09-30
REXNORD CORP; RBS GLOBAL INC
filed 2006-11-08
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
RBS Global, Inc. common stock, $0.01 par value	1,000 shares
Rexnord Corporation common stock, $0.01 par value	1,000 shares

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

Forward-looking statements reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking” statements for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2006 and under Item 1A herein.

SEC Filing Status

Although the Company is not required to file reports with the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we currently are filing such reports pursuant to the Indentures governing our 9.50% Senior Notes due 2014 and our 11.75% Senior Subordinated Notes due 2016, each dated July 21, 2006. As such, the Company is not deemed to be an “issuer” under the Sarbanes-Oxley Act of 2002, and is therefore not subject to certain of the requirements of that Act.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	September 30, 2006 (Unaudited)	Predecessor
		March 31, 2006 (Unaudited)
Assets
Current assets:
Cash	$9.9	$22.5
Receivables, net	183.9	177.4
Inventories, net	229.9	191.9
Other current assets	25.2	22.2

Total current assets	448.9	414.0
Property, plant and equipment, net	371.6	348.9
Intangible assets, net	539.6	141.1
Goodwill	984.6	670.4
Other assets	59.0	33.7

Total assets	$2,403.7	$1,608.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$8.7	$1.9
Trade payables	118.1	119.3
Income taxes payable	5.5	3.9
Deferred income taxes	15.2	7.0
Compensation and benefits	46.3	44.9
Current portion of pension obligations	7.5	20.8
Current portion of postretirement benefit obligations	5.1	5.1
Interest payable	26.6	13.5
Other current liabilities	40.9	38.4

Total current liabilities	273.9	254.8
Long-term debt	1,398.5	751.8
Pension obligations	66.8	61.6
Postretirement benefit obligations	44.2	33.5
Deferred income taxes	197.0	40.2
Other liabilities	22.5	25.1

Total liabilities	2,002.9	1,167.0
Stockholders’ equity
Common stock, $0.01 par value; at September 30, 2006 100,000 shares were authorized and 1,000 shares were issued and outstanding; at March 31, 2006 5,000,000 shares were authorized and 3,623,809 shares were issued and outstanding	0.1	0.1
Additional paid in capital	399.8	363.4
Retained earnings	0.4	68.3
Accumulated other comprehensive income	0.5	9.3

Total stockholders’ equity	400.8	441.1

Total liabilities and stockholders’ equity	$2,403.7	$1,608.1

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions)

	Second Quarter and Periods Ended			Six Months and Periods Ended
	Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor		Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor
		Period from July 3, 2006 through July 21, 2006 (Unaudited)	October 2, 2005 (Unaudited)		Period from April 1, 2006 through July 21, 2006 (Unaudited)	October 2, 2005 (Unaudited)
Net sales	$252.3	$45.8	$273.3	$252.3	$334.2	$513.2
Cost of sales	168.3	39.0	186.5	168.3	237.7	355.1

Gross profit	84.0	6.8	86.8	84.0	96.5	158.1
Selling, general and administrative expenses	42.7	12.3	48.0	42.7	63.1	89.9
Restructuring and other similar costs	—	—	3.9	—	—	5.8
Transaction-related costs	—	46.1	—	—	62.7	—
Amortization of intangible assets	7.4	1.0	4.0	7.4	5.0	7.6

Income (loss) from operations	33.9	(52.6)	30.9	33.9	(34.3)	54.8
Non-operating income (expense):
Interest expense, net	(28.4)	(3.9)	(16.2)	(28.4)	(21.0)	(29.8)
Other expense, net	(0.6)	0.3	(1.5)	(0.6)	(0.4)	(2.9)

Income (loss) before income taxes	4.9	(56.2)	13.2	4.9	(55.7)	22.1
Provision (benefit) for income taxes	4.5	(19.4)	5.5	4.5	(16.1)	9.5

Net income (loss)	$0.4	$(36.8)	$7.7	$0.4	$(39.6)	$12.6

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

	Six Months and Periods Ended
	Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor
		Period from April 1, 2006 through July 21, 2006 (Unaudited)	October 2, 2005 (Unaudited)
Operating activities
Net income (loss)	$0.4	$(39.6)	$12.6
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	9.1	14.0	20.7
Amortization of intangible assets	7.4	5.0	7.6
Amortization of deferred financing costs	1.3	1.1	1.8
Gain on dispositions of property, plant and equipment	—	(1.3)	—
Non-cash write-off of deferred financing fees	—	20.5	—
Stock option expense	1.2	—	—
Changes in operating assets and liabilities:
Receivables	(22.7)	12.4	5.0
Inventories	3.6	(18.1)	(7.7)
Other assets	(2.7)	(1.3)	(2.1)
Accounts payable	12.3	(17.2)	(10.1)
Accrued transaction fees	(18.6)	18.6	—
Accruals and other	22.6	1.5	3.0

Cash provided by (used for) operating activities	13.9	(4.4)	30.8

Investing activities
Expenditures for property, plant and equipment	(9.8)	(11.7)	(12.7)
Proceeds from dispositions of property, plant and equipment	1.1	1.6	—
Acquisitions, net of cash acquired	(1,011.6)	(5.6)	(301.3)

Cash used for investing activities	(1,020.3)	(15.7)	(314.0)

Financing activities
Proceeds from issuance of long-term debt	1,430.7	16.9	312.0
Repayments of long-term debt	(786.3)	(8.5)	(35.2)
Payment of financing fees	(55.2)	(0.2)	(7.5)
Payment of tender premium	(23.1)	—	—
Capital contribution	438.0	—	—
Proceeds from issuance of common stock	—	—	1.0

Cash provided by financing activities	1,004.1	8.2	270.3
Effect of exchange rate changes on cash	1.4	0.2	(0.3)

Decrease in cash	(0.9)	(11.7)	(13.2)
Cash at beginning of period	10.8	22.5	26.3

Cash at end of period	$9.9	$10.8	$13.1

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of RBS Global, Inc. and subsidiaries (collectively, “the Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the new parent company of RBS Global, Inc; however, Rexnord Holdings does not have any operations or investments other than its investment in RBS Global, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a manufacturer of precision motion technology products whose portfolio includes gears, industrial bearings, flattop chain and modular conveyor belts, couplings, aerospace bearings and seals, industrial chain and special components. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products.

Share Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. The Company’s outstanding stock options as of the adoption date continued to be accounted for under the provisions of APB Opinion No. 25 and related interpretations through July 21, 2006, the date of the Apollo transaction discussed in Note 2. The Company did not grant, repurchase, cancel or significantly modify any stock options from April 1, 2006 through July 21, 2006. In connection with the Apollo transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings, Inc (“Rexnord Holdings”), the new parent company of RBS Global, Inc. A total of 577,945 of rollover stock options were granted, each with an exercise price of $7.13. All of these rollover stock options remain outstanding as of September 30, 2006.

In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings also adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,000,000. As of September 30, 2006, a total of 1,454,547 options have been granted under the Option Plan. All of the options granted under the Option Plan have an exercise price of $47.50, the fair value of the Company’s stock on the date of grant, and the term of each option is ten years. Approximately 50% of the options granted vest ratably over five years from the date of grant; the remaining fifty percent of the options are eligible to vest based on Rexnord Holdings’ achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2011. All 1,454,547 of options granted under the Option Plan are outstanding as of September 30, 2006.

The fair value of each option granted under the Option Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 28% based on the expected volatilities of publicly-traded companies within our industry; expected term of 7.5 years based on the midpoint between when the options vest and when they expire; risk free interest rate of 5.1% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of options granted under the Option Plan between July 22, 2006 and September 30, 2006 was $20.69. As of September 30, 2006, there was $28.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 4.8 years.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company will be required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2008. The Company is currently reviewing the requirements of SFAS 158 to determine the impact on its financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 in fiscal 2008 and is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations.

2. Acquisitions

Apollo Transaction and Related Financing

On July 21, 2006 (the “Merger Date”), certain affiliates of Apollo Management, L.P. (“Apollo”) purchased the Company from The Carlyle Group and management for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility), and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from existing shareholders for $1,011.6 million, including transaction costs; (ii) repay all outstanding borrowings under our previously existing Credit Agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of our $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

The accompanying condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Merger (collectively, “the Company”). The financial statements of RBS Global, Inc. and subsidiaries prior to the Merger (collectively, the “Predecessor”) are presented for comparative purposes.

The Merger has been accounted for using the purchase method of accounting and, accordingly, resulted in a new basis of accounting for the Company. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values, which are preliminary and based upon currently available information. The Company is still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets. In addition, management is still finalizing its strategic assessment of the business which may give rise to additional purchase liabilities. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within one year from the date of the Merger.

The following table summarizes the Company’s assets and liabilities at the date of acquisition (in millions):

Cash	$10.8
Receivables	161.3
Inventories	233.5
Other current assets	23.3
Property, plant and equipment	374.0
Intangible assets	547.0
Goodwill	984.6
Other assets	59.5

Total assets acquired	2,394.0
Accounts payable	(106.1)
Accrued liabilities	(244.1)
Deferred taxes	(209.4)
Long-term debt	(1,435.7)

Net assets acquired	$398.7

The $398.7 million of net assets acquired consists of Apollo’s $438.0 million cash contribution and $3.8 million of carryover basis in rollover stock, net of a $43.1 million deemed cash dividend to the selling shareholders that was required to be recognized by Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions, due to the increased leverage of the Company.

The $547.0 million of acquired intangible assets consist primarily of tradenames, customer relationships, patents, a covenant not to compete and acquired software. The acquired customer relationships, patents, covenant not to compete and software are being amortized over their weighted average useful lives (10 years for customer relationships, 11 years for patents, 4 months for the covenant not to compete and one year for software). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. Most of the acquired goodwill is not expected to be deductible for income tax purposes.

Acquisition of Jacuzzi’s Plumbing Products Business

On October 11, 2006, the Company entered into an agreement with an affiliate of Apollo to acquire the plumbing products business (“Zurn”) of Jacuzzi Brands, Inc. for a cash purchase price of approximately $950 million. The Company anticipates the purchase price will be financed through an equity investment by Apollo and its affiliates of approximately $290 million and debt financing of approximately $660 million, for which Rexnord has received customary commitments. This acquisition, which is expected to close in the first quarter 2007, will create a new strategic water management platform for Rexnord. The acquisition of Zurn is dependent on Rexnord’s receipt of financing, as well as the completed acquisition of Jacuzzi Brands by Apollo, which is subject to customary closing conditions, including the receipt of debt financing and approval by Jacuzzi Brands’ stockholders. Rexnord management expects this transaction to be approximately leverage neutral for the company.

Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for plumbing fixtures and fittings. It designs and manufactures plumbing products used in commercial and industrial construction, renovation and facilities maintenance markets in North America, and holds a leading market position across most of its businesses.

Acquisition of Dalong Chain Company

On July 11, 2006, the Company acquired Dalong Chain Company (“Dalong”) located in China for $5.6 million in cash plus the assumption of certain liabilities. The acquisition was financed primarily with existing cash and was accounted for using the purchase method of accounting. This acquisition is not expected to have a material impact on the Company’s fiscal 2007 consolidated results of operations.

Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our credit agreement and was accounted for using the purchase method of accounting. During fiscal 2006, the preliminary allocation of the Falk purchase price to identifiable assets acquired and liabilities assumed resulted in the recording of $95.3 million of goodwill. The Company finalized the Falk purchase price allocation in the first quarter of fiscal 2007, which resulted in an additional $0.5 million of goodwill.

The following table sets forth the unaudited pro forma financial information for the Company’s first six months of fiscal 2006 as if the acquisition of Falk and related issuance of debt had occurred as of the beginning of that period (in thousands):

Six Months Ended October 2, 2005
Net sales	$538.4
Net income	$12.2

3. Restructuring and Other Similar Costs

The Company did not incur any restructuring and other similar costs during the six months ended September 30, 2006. Restructuring and other similar costs totaled $3.9 million and $5.8 million for the quarter and six-month period ended October 2, 2005, respectively, and relate to plans the Company initiated to restructure certain manufacturing operations and reduce headcount at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to the Company’s acquisition of Falk.

4. Transaction-related Costs

The Company expensed the following transaction-related costs incurred in connection with the Merger:

	Period from July 3, 2006 through July 21, 2006 (Unaudited)	Period from April 1, 2006 through July 21, 2006 (Unaudited)
Seller-related expenses	$2.5	$19.1
Bond tend premium	23.1	23.1
Write-off deferred financing fee	20.5	20.5

	$46.1	$62.7

Seller-related expenses consist of investment banking fees, outside attorney fees, and other third-party fees. The bond tender premium relates to the Company’s $225.0 million of senior subordinated notes, substantially all of which were repurchased in connection with the Merger. The Company also incurred a non-cash charge of $20.5 million to write-off the remaining net book value of previously-capitalized financing fees related to the Company’s term loans and senior subordinated notes that were repaid/repurchased in connection with the Merger.

5. Income Taxes

The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s income tax benefit recognized in the first six months of fiscal 2007 was reduced as a result of approximately $7.9 million of non-deductible expenses incurred in connection with the sale of the Company to Apollo. In addition, the Company increased its valuation allowance for foreign tax credits generated and state net operating losses incurred during this period for which the realization of such benefits is not deemed more-likely-than-not.

6. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in millions):

	Second Quarter and Periods Ended			Six Months and Periods Ended
	Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor		Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor
		Period from July 3, 2006 through July 21, 2006 (Unaudited)	October 2, 2005 (Unaudited)		Period from April 1, 2006 through July 21, 2006 (Unaudited)	October 2, 2005 (Unaudited)
Net income (loss)	$0.4	$(36.8)	$7.7	$0.4	$(39.6)	$12.6
Other comprehensive income –
Unrealized loss on interest rate derivatives, net of $0.3 tax benefit	(0.4)	—	—	(0.4)	—	—
Foreign currency translation adjustments	0.9	(0.2)	1.3	0.9	3.1	(2.6)

Comprehensive income (loss)	$0.9	$(37.0)	$9.0	$0.9	$(36.5)	$10.0

7. Inventories

The major classes of inventories are summarized as follows (in millions):

	September 30, 2006	March 31, 2006
Finished goods	$136.3	$111.6
Work in process	45.8	45.6
Raw materials	38.8	36.1

Inventories at FIFO cost	220.9	193.3
Adjustment to state inventories at LIFO cost	9.0	(1.4)

	$229.9	$191.9

The Company adjusted inventories to fair value in connection with the Merger, which increased inventories by approximately $19.6 million as of July 21, 2006. Approximately $14.0 million of this purchase accounting adjustment relates to inventories that were subsequently sold during the period from July 22, 2006 through September 30, 2006; however, the sale of those inventories also resulted in approximately $10.0 million of additional last-in, first-out (“LIFO”) income during that same period. As a result, on a LIFO basis approximately $15.6 million of the initial purchase accounting adjustment remains in our inventories at September 30, 2006.

8. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	September 30, 2006	March 31, 2006
Taxes, other than income taxes	$3.9	$4.4
Sales rebates	5.8	8.5
Severance obligations	2.3	3.2
Customer advances	11.4	7.2
Product warranty	3.3	2.7
Other	14.2	12.4

	$40.9	$38.4

9. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	September 30, 2006	March 31, 2006
Term loans	$610.0	$524.0
Borrowings under revolving credit facility	6.7	—
9.50% Senior notes due 2014	485.0	—
11.75% Senior subordinated notes due 2016	300.0	—
10.125% Senior subordinated notes due 2012	0.3	225.0
Other	5.2	4.7

Total	1,407.2	753.7
Less current portion	8.7	1.9

Long-term debt	$1,398.5	$751.8

In connection with the Merger, all borrowings under the Company’s previous credit agreement and substantially all of the $225.0 million of 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The acquisition was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility).

Borrowings under the Company’s new $610.0 million term loan facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on the Company’s outstanding term loans at September 30, 2006 was 8.06%. Borrowings under the Company’s new $150.0 million term revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on the Company’s $6.7 million of outstanding revolver borrowings at September 30, 2006 was 9.5%. An additional $22.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at September 30, 2006.

The new senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00, beginning with the fiscal quarter ending December 30, 2006.

10. Interest Rate Derivatives

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair value of these interest rate derivatives totaled $(0.7) million at September 30, 2006 and has been recorded on the Company’s consolidated balance sheet with a corresponding decrease in Accumulated Other Comprehensive Income.

11. Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Second Quarter and Periods Ended			Six Months and Periods Ended
	Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor		Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor
		Period from July 3, 2006 through July 21, 2006 (Unaudited)	October 2, 2005 (Unaudited)		Period from April 1, 2006 through July 21, 2006 (Unaudited)	October 2, 2005 (Unaudited)
Balance at beginning of period	$3.1	$3.1	$2.4	$3.1	$2.7	$0.9
Acquisition of Falk	—	—	—	—	0.3	1.6
Charged to operations	0.2	—	0.4	0.2	0.4	0.7
Claims settled	—	—	(0.3)	—	(0.3)	(0.7)

Balance at end of period	$3.3	$3.1	$2.5	$3.3	$3.1	$2.5

12. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Second Quarter and Periods Ended			Six Months and Periods Ended
	Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor		Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor
		Period from July 3, 2006 through July 21, 2006 (Unaudited)	October 2, 2005 (Unaudited)		Period from April 1, 2006 through July 21, 2006 (Unaudited)	October 2, 2005 (Unaudited)
Pension Benefits:
Service cost	$0.4	$0.1	$0.5	$0.4	$0.7	$1.0
Interest cost	2.6	0.7	3.3	2.6	4.1	6.6
Expected return on plan assets	(2.6)	(0.7)	(3.0)	(2.6)	(4.1)	(6.0)
Amortization:
Actuarial losses	0.1	—	0.1	0.1	0.1	0.1

Net periodic benefit cost	$0.5	$0.1	$0.9	$0.5	$0.8	$1.7

Other Postretirement Benefits:
Service cost	$0.1	$—	$0.1	$0.1	$0.1	$0.3
Interest cost	0.5	0.2	0.7	0.5	0.9	1.4
Amortization:
Prior service cost	—	—	(0.1)	—	(0.1)	(0.2)
Actuarial losses	0.2	—	0.3	0.2	0.3	0.4

Net periodic benefit cost	$0.8	$0.2	$1.0	$0.8	$1.2	$1.9

The Company made contributions to its U.S. qualified pension plan trusts of $4.8 million and $8.0 million during the periods from July 22, 2006 through September 30, 2006 and from April 1, 2006 through July 21, 2006, respectively. During the first six months of fiscal 2006, the Company made contributions of $9.1 million to its U.S. qualified pension plan trusts.

13. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company as of September 30, 2006 and for the period from July 22, 2006 through September 30, 2006 for (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord Corporation, which together are co-issuers (the “Issuers”) of the senior notes and senior subordinated notes issued on July 21, 2006 in connection with the Merger; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

The following schedules also present condensed consolidating financial information of the Predecessor as of March 31, 2006 and for the period from April 1, 2006 through July 21, 2006 and for the quarter and six months ended October 2, 2005 for (a) RBS Global, Inc., the Parent company; (b) Rexnord Corporation, a wholly-owned subsidiary of RBS Global, Inc. and the issuer of our prior senior subordinated notes, substantially all of which were repurchased on July 21, 2006 in connection with the Merger; (c) on a combined basis, the domestic subsidiaries of the Predecessor, all of which were wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Predecessor (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the prior senior subordinated notes were full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet (Unaudited)

September 30, 2006

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$0.7	$9.2	$—	$9.9
Receivables, net	—	122.1	61.8	—	183.9
Inventories, net	—	165.7	64.2	—	229.9
Other current assets	—	10.6	14.6	—	25.2

Total current assets	—	299.1	149.8	—	448.9

Receivable from (payable to) affiliates, net	86.8	28.8	(115.6)	—	—
Property, plant and equipment, net	—	298.3	73.3	—	371.6
Intangible assets, net	—	496.5	43.1	—	539.6
Goodwill	—	807.7	176.9	—	984.6
Investment in:
Guarantor subsidiaries	1,340.7	—	—	(1,340.7)	—
Non-guarantor subsidiaries	—	174.2	—	(174.2)	—
Other assets	54.1	2.8	2.1	—	59.0

Total assets	$1,481.6	$2,107.4	$329.6	$(1,514.9)	$2,403.7

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$6.1	$0.1	$2.5	$—	$8.7
Trade payables	—	79.1	39.0	—	118.1
Income taxes payable	(9.6)	10.8	4.3	—	5.5
Deferred income taxes	—	14.0	1.2	—	15.2
Compensation and benefits	—	32.6	13.7	—	46.3
Current portion of pension obligation	—	7.5	—	—	7.5
Current portion of postretirement obligation	—	5.1	—	—	5.1
Interest payable	26.4	—	0.2	—	26.6
Other current liabilities	0.1	30.4	10.4	—	40.9

Total current liabilities	23.0	179.6	71.3	—	273.9
Long-term debt	1,395.9	0.6	2.0	—	1,398.5
Note payable to (receivable from) affiliates, net	(338.5)	321.7	16.8	—	—
Pension obligations	—	26.7	40.1	—	66.8
Postretirement benefit obligations	—	41.5	2.7	—	44.2
Deferred income taxes	(0.3)	182.1	15.2	—	197.0
Other liabilities	0.7	14.5	7.3	—	22.5

Total liabilities	1,080.8	766.7	155.4	—	2,002.9

Stockholders’ equity	400.8	1,340.7	174.2	(1,514.9)	400.8

Total liabilities and stockholders’ equity	$1,481.6	$2,107.4	$329.6	$(1,514.9)	$2,403.7

Condensed Consolidating Balance Sheet

March 31, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$13.3	$9.2	$—	$22.5
Receivables, net	—	—	115.4	62.0	—	177.4
Inventories	—	—	140.9	51.0	—	191.9
Other current assets	—	—	10.8	11.4	—	22.2

Total current assets	—	—	280.4	133.6	—	414.0
Receivable from (payable to) affiliates	—	86.8	28.8	(115.6)	—	—
Property, plant and equipment, net	—	—	280.2	68.7	—	348.9
Intangible assets, net	—	—	132.7	8.4	—	141.1
Goodwill	—	28.1	465.0	177.3	—	670.4
Investment in:
Guarantor subsidiaries	442.1	739.4	—	—	(1,181.5)	—
Non-guarantor subsidiaries	—	—	137.5	—	(137.5)	—
Other assets	—	21.6	9.9	2.2	—	33.7

Total assets	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$1.8	$—	$1.9
Trade payables	—	—	81.8	37.5	—	119.3
Income taxes payable	(1.3)	(11.3)	13.8	2.7	—	3.9
Deferred income taxes	(0.4)	—	7.9	(0.5)	—	7.0
Compensation and benefits	—	—	32.5	12.4	—	44.9
Current portion of pension obligations	—	—	20.8	—	—	20.8
Current portion of postretirement obligation	—	—	5.1	—	—	5.1
Interest payable	—	13.3	—	0.2	—	13.5
Other current liabilities	—	(0.1)	29.0	9.5	—	38.4

Total current liabilities	(1.7)	1.9	191.0	63.6	—	254.8
Long-term debt	—	749.0	0.7	2.1	—	751.8
Notes payable to (receivable from) affiliates, net	2.7	(317.1)	294.2	20.2	—	—
Pension obligations	—	—	23.5	38.1	—	61.6
Postretirement benefit obligations	—	—	31.1	2.4	—	33.5
Deferred income taxes	—	—	36.0	4.2	—	40.2
Other liabilities	—	—	18.6	6.5	—	25.1

Total liabilities	1.0	433.8	595.1	137.1	—	1,167.0
Stockholders’ equity	441.1	442.1	739.4	137.5	(1,319.0)	441.1

Total liabilities and stockholders’ equity	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Condensed Consolidating Statement of Operations (Unaudited)

Period from July 22, 2006 through September 30, 2006

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$193.4	$75.8	$(17.0)	$252.2
Cost of sales	—	130.4	54.8	(17.0)	168.2

Gross profit	—	63.0	21.0	—	84.0

Selling, general and administrative expenses	—	31.2	11.5	—	42.7
Amortization of intangible assets	—	7.3	0.1		7.4

Income from operations	—	24.5	9.4	—	33.9

Non-operating income (expense):
Interest expense:
To third parties	(28.0)	(0.1)	(0.3)	—	(28.4)
To affiliates	(10.6)	12.3	(1.7)	—	0.0
Other, net	(0.4)	5.8	(6.0)	—	(0.6)

Income (loss) before income taxes	(39.0)	42.5	1.4	—	4.9

Provision (benefit) for income taxes	(13.7)	17.2	1.0	—	4.5

Income (loss) before equity in earnings (loss) of subsidiaries	(25.3)	25.3	0.4	—	0.4

Equity in earnings of subsidiaries	25.7	0.4	—	(26.1)	—

Net income	$0.4	$25.7	$0.4	$(26.1)	$0.4

Condensed Consolidating Statement of Operations (Unaudited)

Period from July 3, 2006 through July 21, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$30.5	$18.2	$(2.9)	$45.8
Cost of sales	—	—	28.1	13.8	(2.9)	39.0

Gross profit	—	—	2.4	4.4	—	6.8

Selling, general and administrative expenses	0.1	—	8.6	3.6	—	12.3
Transaction related costs	—	43.6	2.5	—	—	46.1
Amortization of intangible assets	—	—	1.0	—	—	1.0

Income (loss) from operations	(0.1)	(43.6)	(9.7)	0.8	—	(52.6)

Non-operating income (expense):
Interest expense:
To third parties	—	(3.5)	(0.1)	(0.3)	—	(3.9)
To affiliates	—	35.7	(35.2)	(0.5)	—	—
Other, net	(0.1)	—	0.8	(0.4)	—	0.3

Income (loss) before income taxes	(0.2)	(11.4)	(44.2)	(0.4)	—	(56.2)

Provision (benefit) for income taxes	(0.1)	(4.0)	(15.3)	—	—	(19.4)

Income (loss) before equity in earnings (loss) of subsidiaries	(0.1)	(7.4)	(28.9)	(0.4)	—	(36.8)

Equity in earnings of subsidiaries	(36.7)	(29.3)	(0.4)	—	66.4	—

Net income (loss)	$(36.8)	$(36.7)	$(29.3)	$(0.4)	$66.4	$(36.8)

Condensed Consolidating Statement of Operations (Unaudited)

Quarter ended October 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$207.6	$77.9	$(12.2)	$273.3
Cost of sales	—	—	140.9	57.8	(12.2)	186.5

Gross profit	—	—	66.7	20.1	—	86.8

Selling, general and administrative expenses	0.1	0.1	32.5	15.3	—	48.0
Restructuring and other similar costs	—	—	2.0	1.9	—	3.9
Amortization of intangible assets	—	—	3.9	0.1	—	4.0

Income from operations	(0.1)	(0.1)	28.3	2.8	—	30.9

Non-operating income (expense):
Interest expense:
To third parties	—	(15.5)	—	(0.7)	—	(16.2)
To affiliates	—	1.2	1.0	(2.2)	—	—
Other, net	(0.5)	(0.2)	(0.7)	(0.1)	—	(1.5)

Income (loss) before income taxes	(0.6)	(14.6)	28.6	(0.2)	—	13.2
Provision (benefit) for income taxes	(0.2)	(5.1)	11.1	(0.3)	—	5.5

Income (loss) before equity in earnings of subsidiaries	(0.4)	(9.5)	17.5	0.1	—	7.7
Equity in earnings of subsidiaries	8.1	17.6	0.1	—	(25.8)	—

Net income	$7.7	$8.1	$17.6	$0.1	$(25.8)	$7.7

Condensed Consolidating Statement of Operations (Unaudited)

Period from April 1, 2006 through July 21, 2006

(in millions)

	Parent	Issuer	Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Eliminations	Consolidated
Net Sales	$—	$—	$253.1	$100.8	$(19.7)	$334.2
Cost of sales	—		183.6	73.8	(19.7)	237.7

Gross profit	—	—	69.5	27.0	—	96.5

Selling, general and administrative expenses	0.2	—	44.7	18.2	—	63.1
Transaction related costs	—	43.6	19.1	—	—	62.7
Amortization of intangible assets	—	—	5.0	—		5.0

Income (loss) from operations	(0.2)	(43.6)	0.7	8.8	—	(34.3)

Non-operating income (expense):
Interest expense:
To third parties		(20.0)	(0.1)	(0.9)	—	(21.0)
To affiliates		34.3	(31.6)	(2.7)	—	—
Other, net	(0.6)	—	2.9	(2.7)	—	(0.4)

Income (loss) before income taxes	(0.8)	(29.3)	(28.1)	2.5	—	(55.7)

Provision (benefit) for income taxes	(0.3)	(10.3)	(7.0)	1.5	—	(16.1)

Income (loss) before equity in earnings (loss) of subsidiaries	(0.5)	(19.0)	(21.1)	1.0	—	(39.6)

Equity in earnings of subsidiaries	(39.1)	(20.1)	1.0	—	58.2	—

Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)

Condensed Consolidating Statement of Operations (Unaudited)

Six months ended October 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$388.5	$151.8	$(27.1)	$513.2
Cost of sales	—	—	268.9	113.3	(27.1)	355.1

Gross profit	—	—	119.6	38.5	—	158.1

Selling, general and administrative expenses	0.1	0.1	60.6	29.1	—	89.9
Restructuring and other similar costs	—	—	3.6	2.2	—	5.8
Amortization of intangible assets	—	—	7.5	0.1	—	7.6

Income from operations	(0.1)	(0.1)	47.9	7.1	—	54.8

Non-operating income (expense):
Interest expense:
To third parties	—	(28.8)	—	(1.0)	—	(29.8)
To affiliates	—	3.2	1.2	4.4	—	—
Other, net	(1.0)	(0.9)	(0.9)	(0.1)	—	(2.9)

Income (loss) before income taxes	(1.1)	(26.6)	48.2	1.6	—	22.1
Provision (benefit) for income taxes	(0.4)	(9.2)	18.8	0.3	—	9.5

Income (loss) before equity in earnings of subsidiaries	(0.7)	(17.4)	29.4	1.3	—	12.6
Equity in earnings of subsidiaries	13.3	30.7	1.3	—	(45.3)	—

Net income	$12.6	$13.3	$30.7	$1.3	$(45.3)	$12.6

Condensed Consolidating Statement of Cash Flows (Unaudited)

Period from July 22, 2006 through September 30, 2006

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$0.4	$25.7	$0.4	$(26.1)	$0.4

Noncash adjustments	(24.4)	15.2	2.1	26.1	19.0
Changes in operating assets and liabilities, including intercompany activity	31.3	(38.8)	2.0	—	(5.5)

Cash provided by operating activities	7.3	2.1	4.5	—	13.9

Investing activities
Expenditures for property, plant and equipment	—	(8.0)	(1.8)	—	(9.8)
Proceeds from dispositions of property, plant and equipment	—	1.1	—	—	1.1
Acquisitions, net of cash acquired	(1,011.6)	—	—	—	(1,011.6)

Cash used for investing activities	(1,011.6)	(6.9)	(1.8)	—	(1,020.3)

Financing activities
Proceeds from issuance of long-term debt	1,430.7	—	—		1,430.7
Repayments of long-term debt	(786.1)	(0.1)	(0.1)	—	(786.3)
Payment of financing fees	(55.2)	—	—	—	(55.2)
Payment of tender premium	(23.1)	—	—	—	(23.1)
Capital contribution	438.0	—	—	—	438.0

Cash provided by (used for) financing activities	1,004.3	(0.1)	(0.1)	—	1,004.1

Effect of exchange rate changes on cash	—	—	1.4	—	1.4

(Decrease) increase in cash	—	(4.9)	4.0	—	(0.9)
Cash at beginning of period	—	5.6	5.2	—	10.8

Cash at end of period	$—	$0.7	$9.2	$—	$9.9

Condensed Consolidating Statement of Cash Flows (Unaudited)

Period from April 1, 2006 through July 21, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)

Noncash adjustments	39.2	41.7	13.5	3.3	(58.2)	39.5
Changes in operating assets and liabilities, including intercompany activity	0.4	(10.8)	12.3	(6.2)	—	(4.3)

Cash provided by (used for) operating activities	—	(8.2)	5.7	(1.9)	—	(4.4)

Investing activities
Expenditures for property, plant and equipment	—	—	(9.5)	(2.2)	—	(11.7)
Proceeds from dispositions of property, plant and equipment	—	—	1.6	—	—	1.6
Acquisitions, net of cash acquired	—	—	(5.6)	—	—	(5.6)

Cash used for investing activities	—	—	(13.5)	(2.2)	—	(15.7)

Financing activities
Proceeds from issuance of long-term debt	—	16.9	—	—	—	16.9
Repayments of long-term debt	—	(8.5)	—	—	—	(8.5)
Payment of financing fees	—	(0.2)	—	—	—	(0.2)

Cash provided by financing activities	—	8.2	—	—	—	8.2

Effect of exchange rate changes on cash	—	—	—	0.2	—	0.2

Decrease in cash	—	—	(7.8)	(3.9)	—	(11.7)
Cash at beginning of period	—	—	13.3	9.2	—	22.5

Cash at end of period	$—	$—	$5.5	$5.3	$—	$10.8

Condensed Consolidating Statement of Cash Flows (Unaudited)

Six months ended October 2, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$12.6	$13.3	$30.7	$1.3	$(45.3)	$12.6
Noncash adjustments	(13.3)	(28.9)	22.3	5.0	(45.3)	30.4
Changes in operating assets and liabilities, including intercompany activity	(0.3)	46.4	(59.2)	0.9	—	(12.2)

Cash provided by (used for) operating activities	(1.0)	30.8	(6.2)	7.2	—	30.8

Investing activities
Expenditures for property, plant and equipment	—	—	(9.7)	(3.0)	—	(12.7)
Acquisition of Falk, net of cash acquired	—	(301.3)	—	—	—	(301.3)

Cash used for investing activities	—	(301.3)	(9.7)	(3.0)	—	(314.0)

Financing activities
Proceeds from issuance of long-term debt	—	312.0	—	—	—	312.0
Net payments on long-term debt	—	(34.0)	—	(1.2)	—	(35.2)
Payment of financing fees	—	(7.5)	—	—	—	(7.5)
Proceeds from issuance of common stock	1.0	—	—	—	—	1.0

Cash provided (used) by financing activities	1.0	270.5	—	(1.2)	—	270.3

Effect of exchange rate changes on cash	—	—	—	(0.3)	—	(0.3)

Decrease in cash	—	—	(18.3)	2.7	—	(15.6)
Cash at beginning of period	—	—	15.9	10.4	—	26.3

Cash at end of period	$—	$—	$—	$13.1	$—	$13.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Management believes that as of September 30, 2006 and during the period from July 3, 2006 through September 30, 2006, there has been no material change to this information.

Fiscal Year

The Company’s fiscal year ends on March 31.

Apollo Transaction and Related Financing

On July 21, 2006 (the “Merger Date”), certain affiliates of Apollo Management, L.P. (“Apollo”) purchased the Company from The Carlyle Group and management for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility), and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from existing shareholders for $1,011.6 million, including transaction costs; (ii) repay all outstanding borrowings under our previously existing Credit Agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of our $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

The accompanying condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Merger (collectively, “the Company”). The financial statements of RBS Global, Inc. and subsidiaries prior to the Merger (collectively, the “Predecessor”) are presented for comparative purposes.

The Merger has been accounted for using the purchase method of accounting and, accordingly, resulted in a new basis of accounting for us. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values which are preliminary and based upon currently available information. We are still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets. In addition, we are still finalizing our strategic assessment of our business which may give rise to additional purchase liabilities. Accordingly, final adjustments to the purchase price allocation may be required. We expect to finalize the purchase price allocation within one year from the date of the Merger.

Acquisition of Jacuzzi’s Plumbing Products Business

On October 11, 2006, we entered into an agreement with an affiliate of Apollo to acquire the plumbing products business (“Zurn”) of Jacuzzi Brands, Inc. for a cash purchase price of approximately $950 million. We anticipate the purchase price will be financed through an equity investment by Apollo and its affiliates of approximately $290 million and debt financing of approximately $660 million, for which Rexnord has received customary commitments. This acquisition, which is expected to close in the first quarter 2007, will create a new strategic water management platform for us. The acquisition of Zurn is dependent on our receipt of financing, as well as the completed acquisition of Jacuzzi Brands by Apollo, which is subject to customary closing conditions, including the receipt of debt financing and approval by Jacuzzi Brands’ stockholders. We expect this transaction to be approximately leverage neutral for the Company.

Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for plumbing fixtures and fittings. It designs and manufactures plumbing products used in commercial and industrial construction, renovation and facilities maintenance markets in North America, and holds a leading market position across most of its businesses.

Results of Operations

As described above, the Merger occurred on July 21, 2006, which created a new basis of accounting for the Company as compared to the Predecessor company. For ease of comparison in this management’s discussion and analysis, the results of the Company from July 22, 2006, through September 30, 2006 are combined with the results of the Predecessor for the period from July 3, 2006, through July 21, 2006, with the result being referred to as the “second quarter” ended September 30, 2006. Similarly, the results of the Company from July 22, 2006, through September 30, 2006 are combined with the results of the Predecessor for the period from April 1, 2006 through July 21, 2006, with the result being referred to as the six months ended September 30, 2006.

Overview

Sales in the second quarter and first six months of fiscal 2007 improved versus the comparable prior year periods. The sales growth was driven largely by strength in our industrial products end markets of natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates) and food and beverages as well as strong demand for our aerospace products. The acquisition of Falk in May 2005 also accounted for $25.2 million of the sales increase in the first six months of fiscal 2007. In addition to the sales growth, orders in the second quarter and first six months of fiscal 2007 grew 9.4% and 17.5%, respectively, over the comparable prior year periods, and our backlog as of September 30, 2006 was $376.4 million.

Despite the incremental operating profit generated by the year-over-year sales growth, income from operations for the second quarter and first six months of fiscal 2007 decreased $49.6 million and $55.2 million, respectively, over the comparable prior year periods primarily as a result of (i) transaction-related costs we incurred in connection with the sale of the Company to Apollo, and (ii) additional depreciation and amortization of $4.9 million and $5.3 million, respectively, related to adjusting our property, plant and equipment and intangibles to fair value as part of the Apollo transaction.

Non-operating expenses in the second quarter and first six months of fiscal 2007 increased $14.9 million and $17.7 million, respectively, over the comparable prior year periods. These increases are due primarily to higher interest expense resulting from our increased indebtedness subsequent to the Merger.

Second Quarter Ended September 30, 2006 Compared with the Second Quarter Ended October 2, 2005

	Second Quarter and Periods Ended September 30, 2006
	Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor	Combined	Quarter Ended October 2, 2005 (Unaudited)
(in millions)		Period from July 3, 2006 through July 21, 2006 (Unaudited)	Period from July 3, 2006 through September 30, 2006 (Unaudited)
Net sales	$252.3	$45.8	$298.1	$273.3
Cost of sales	168.3	39.0	207.3	186.5

Gross profit	84.0	6.8	90.8	86.8
Gross profit as a % of sales	33.3%	14.8%	30.5%	31.8%
Selling, general and administrative expenses	42.7	12.3	55.0	48.0
Restructuring and other similar costs	—	—	—	3.9
Transaction-related costs	—	46.1	46.1	—
Amortization of intangible assets	7.4	1.0	8.4	4.0

Income (loss) from operations	33.9	(52.6)	(18.7)	30.9
Non-operating income (expense):			—
Interest expense, net	(28.4)	(3.9)	(32.3)	(16.2)
Other, net	(0.6)	0.3	(0.3)	(1.5)

Income (loss) before income taxes	4.9	(56.2)	(51.3)	13.2
Provision (benefit) for income taxes	4.5	(19.4)	(14.9)	5.5

Net income (loss)	$0.4	$(36.8)	$(36.4)	$7.7

Net Sales

Sales in the second quarter of fiscal 2007 were $298.1 million, an increase of $24.8 million or 9.1%, from last year’s second quarter sales of $273.3 million. The sales increase was driven primarily by strength in our industrial products end markets of natural resource extraction, metals processing, infrastructure expansion (mining, cement, aggregates) and food and beverages as well as strong demand for our aerospace products. In addition, our acquisition of Dalong accounted for $3.7 million of the sale increase over the prior year. Foreign currency fluctuations also favorably impacted sales by approximately $2.9 million during the quarter as the Euro and Canadian dollar strengthened against the U.S. dollar compared to the prior year.

Cost of Sales

Cost of sales were $207.3 million in the second quarter of fiscal 2007, an increase of $20.8 million, or 11.2%, over the second quarter of fiscal 2006 cost of sales of $186.5 million. The increase in cost of sales was due primarily to the higher net sales between periods, as well as a $14.0 million unfavorable impact from selling inventories that had been adjusted to fair value in purchase accounting for the Merger. However, the unfavorable purchase accounting impact was partially mitigated on a last-in, first-out (“LIFO”) basis as we also recognized $9.0 million of LIFO income in the current year quarter compared to $1.9 million of LIFO income in the second quarter of fiscal 2006.

Gross Profit

Gross profit in the second quarter of fiscal 2007 was $90.8 million, an increase of $4.0 million or 4.6% over second quarter fiscal 2007 gross profit of $86.8 million. The increase in gross profit dollars was driven largely by the higher net sales discussed above. As a percent of net sales, gross profit margins in the second quarter of fiscal 2007 declined 130 basis points to 30.5% compared to 31.8% in the second quarter of fiscal 2006. The purchase accounting adjustments discussed above and LIFO unfavorably impacted current quarter gross profit margins by a combined 170 basis points, whereas the prior year quarter gross profit margins were favorably impacted by these items by 70 basis points. The reduction in gross profit margins year-over-year from purchase accounting adjustments and LIFO was partially offset by the realization of synergies and fixed cost reductions achieved over the past year resulting from the integration of the Falk and Rexnord businesses.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses were $55.0 million in the second quarter of fiscal 2007, an increase of $7.0 million, or 14.6%, from the prior year second quarter SG&A expenses of $48.0 million. As a percentage of net sales, SG&A expenses increased to 18.5% in the second quarter of fiscal 2007 from 17.6% in the second quarter of fiscal 2006. Higher stock option expense due to the adoption of SFAS No. 123R accounted for $1.2 million (40 basis points) of this increase, and higher depreciation expense (primarily information technology related costs) accounted for $1.0 million (30 basis points) of the increase. The remaining increase in SG&A as a percentage of net sales was driven by higher compensation costs (primarily severance) as compared to the prior year quarter.

Restructuring and Other Similar Costs

We did not incur any restructuring and other similar costs in the second quarter of fiscal 2007. We expensed $3.9 million of restructuring and similar costs in the second quarter of fiscal 2006 related the restructuring of certain manufacturing operations and headcount reductions at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to our acquisition of Falk.

Transaction-Related Costs

We expensed $46.1 million of Apollo transaction-related costs in the second quarter of fiscal 2007. These costs consisted of (i) $2.5 million of seller-related expenses, including investment banking fees, outside attorney fees, and other third-party fees; (ii) $23.1 million of bond tender premium related to the $225.0 million of senior subordinated notes, substantially all of which were repurchased in connection with the Merger; and (iii) a non-cash charge of $20.5 million to write-off the remaining net book value of previously-capitalized financing fees related to the term loans and senior subordinated notes that we repaid/repurchased in connection with the Merger. There were no transaction-related costs in the second quarter of fiscal 2006.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets, which include patents, customer relationships (including distribution network), a covenant not to compete and software. Amortization of these intangible assets increased to $8.4 million in the second quarter of fiscal 2007 compared to $4.0 million in the second quarter of fiscal 2006 due to the amortization of intangible assets resulting from the Merger.

Interest Expense, net

Interest expense, net was $32.3 million in the second quarter of fiscal 2007 compared to $16.2 million in the second quarter of fiscal 2006. As a result of the Merger, we have increased our overall indebtedness, and a larger portion of that debt consists of senior notes which have higher interest rates than our term loans.

Other Expense, net

Other expense, net was $0.3 million in the second quarter of fiscal 2007 and includes $0.3 million of foreign currency transaction gains, a $0.1 million loss on dispositions of fixed assets and $0.5 million of management fee expenses. Other expense, net was $1.5 million in the second quarter of fiscal 2006 and includes $0.6 million of foreign currency transaction losses, $0.2 million of attorney fees incurred as part of the refinancing of our credit agreement, $0.5 million of management fee expenses and $0.2 million of other expenses.

Income Tax Expense

Our effective income tax rate for the second quarter of fiscal 2007 was 29% compared to 42% in the second quarter of fiscal 2006. The income tax benefit we recognized in the second quarter of fiscal 2007 was reduced as a result of an increase in our valuation allowance for foreign tax credits generated and state net operating losses incurred during the quarter for which the realization of such benefits is not deemed more-likely-than-not.

Net (Loss) Income

Our net loss for the second quarter of fiscal 2007 was $36.4 million compared to net income of $7.7 million in the second quarter of fiscal 2006 due to the factors described above.

Six Months Ended September 30, 2006 Compared with the Six Months Ended October 2, 2005

	Six Months and Periods Ended September 30, 2006
	Period from July 22, 2006 through September 30, 2006 (Unaudited)	Predecessor	Combined
(in millions)		Period from April 1, 2006 through July 21, 2006 (Unaudited)	Period from April 1, 2006 through September 30, 2006 (Unaudited)	Six Months Ended October 2, 2005 (Unaudited)
Net sales	$252.3	$334.2	$586.5	$513.2
Cost of sales	168.3	237.7	406.0	355.1

Gross profit	84.0	96.5	180.5	158.1
Gross profit as a % of sales	33.3%	28.9%	30.8%	30.8%
Selling, general and administrative expenses	42.7	63.1	105.8	89.9
Restructuring and other similar costs	—	—	—	5.8
Transaction-related costs	—	62.7	62.7	—
Amortization of intangible assets	7.4	5.0	12.4	7.6

Income (loss) from operations	33.9	(34.3)	(0.4)	54.8
Non-operating income (expense):
Interest expense, net	(28.4)	(21.0)	(49.4)	(29.8)
Other, net	(0.6)	(0.4)	(1.0)	(2.9)

Income (loss) before income taxes	4.9	(55.7)	(50.8)	22.1
Provision (benefit) for income taxes	4.5	(16.1)	(11.6)	9.5

Net income (loss)	$0.4	$(39.6)	$(39.2)	$12.6

Net Sales

Sales in the first six months of fiscal 2007 were $586.5 million, an increase of $73.3 million or 14.3%, from sales in the first six months of fiscal 2006 of $513.2 million. Approximately $25.2 million of this increase was due to the timing of the Falk acquisition in May 2005, as the first half of our prior fiscal year only included approximately 4.5 months of Falk sales. The remaining sales increase of $48.1 million was driven primarily by strength in industrial products end markets of natural resource extraction, metals processing, infrastructure expansion (mining, cement, aggregates) and food and beverages as well as strong demand for our aerospace products. In addition, our acquisition of Dalong accounted for $3.7 million of the sale increase over the prior year. Foreign currency fluctuations also favorably impacted sales by approximately $6.4 million during the first six months of fiscal 2007 as the Euro and Canadian dollar strengthened against the U.S. dollar compared to the year.

Cost of Sales

Cost of sales were $406.0 million in the first six months of fiscal 2007, an increase of $50.9 million, or 14.3%, over cost of sales in the first six months of fiscal 2006 of $355.1 million. The increase in cost of sales was due primarily to the higher net sales between periods, as well as a $14.0 million unfavorable impact from selling inventories that had been adjusted to fair value in purchase accounting for the Merger. However, the unfavorable purchase accounting impact was partially mitigated on a last-in, first-out (“LIFO”) basis as we also recognized $8.0 million of LIFO income in the first six months of fiscal 2007, compared to $1.5 million of LIFO income in the first six months of fiscal 2006.

Gross Profit

Gross profit in the first six months of fiscal 2007 was $180.5 million, an increase of $22.4 million or 14.2% over gross profit in the first six months of fiscal 2006 of $158.1 million. The increase in gross profit dollars was driven largely by the higher net sales discussed above. As a percent of net sales, gross profit margins were 30.8% in the first six months of fiscal 2007 and fiscal 2006. The purchase accounting adjustments discussed above and LIFO unfavorably impacted current year gross profit margins by a combined 100 basis points, whereas the prior year gross profit margins were favorably impacted by these items by 30 basis points. The reduction in gross profit margins year-over-year from purchase accounting adjustments and LIFO was offset by the realization of synergies and fixed cost reductions achieved over the past year resulting from the integration of the Falk and Rexnord businesses.

Selling, General and Administrative Expenses

SG&A expenses were $105.8 million in the first six months of fiscal 2007, an increase of $15.9 million, or 17.7%, from SG&A expenses in the first six months of fiscal 2006 of $89.9 million. As a percentage of net sales, SG&A expenses increased to 18.0% in the first six months of fiscal 2007 from 17.5% in the first six months of fiscal 2006. Higher stock option expense due to the adoption of SFAS No. 123R accounted for $1.2 million (20 basis points) of this increase, and higher deprecation expense (primarily information technology related costs) accounted for $1.3 million (20 basis points) of the increase. The remaining increase in SG&A as a percentage of net sales was driven by higher compensation costs (primarily severance) as compared to the first six months of the prior year.

Restructuring and Other Similar Costs

We did not incur any restructuring and other similar costs in the first six months of fiscal 2007. We expensed $5.8 million of restructuring and similar costs in the first six months of fiscal 2006 related the restructuring of certain manufacturing operations and headcount reductions at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to our acquisition of Falk.

Transaction-Related Costs

We expensed $62.7 million of Apollo transaction-related costs in the first six months of fiscal 2007. These costs consisted of (i) $19.1 million of seller-related expenses, including investment banking fees, outside attorney fees, and other third-party fees; (ii) $23.1 million of bond tender premium related to the $225.0 million of senior subordinated notes, substantially all of which were repurchased in connection with the Merger; and (iii) a non-cash charge of $20.5 million to write-off the remaining net book value of previously-capitalized financing fees related to the term loans and senior subordinated notes that we repaid/repurchased in connection with the Merger. There were no transaction-related costs in the first six months of fiscal 2006.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets, which include patents, customer relationships (including distribution network), a covenant not to compete and software. Amortization of these intangible assets increased to $12.4 million in the first six months of fiscal 2007 compared to $7.6 million in the first six months of fiscal 2006 due to the amortization of intangible assets resulting from the Merger.

Interest Expense, net

Interest expense, net was $49.4 million in the first six months of fiscal 2007 compared to $29.8 million in the first six months of fiscal 2006. As a result of the Merger, we have increased our overall indebtedness, and a larger portion of that debt consists of senior notes which have higher interest rates than our term loans.

Other Expense, net

Other expense, net was $1.0 million in the first six months of fiscal 2007 and includes $1.2 million of foreign currency transaction losses, a $1.3 million gain on dispositions of fixed assets, $1.0 million of management fee expenses and $0.1 million of other expense. Other expense, net was $2.9 million in the first six months of fiscal 2006 and included management fee expenses of $1.0 million, foreign currency transaction losses of $0.8 million, attorney fees incurred as part of the refinancing of our credit agreement $0.9 million and other miscellaneous expenses of $0.2 million.

Income Tax Expense

Our effective income tax rate for the first six months of fiscal 2007 was 23% compared to 43% in the first six months of fiscal 2006. The income tax benefit we recognized in the first six months of fiscal 2007 was reduced as a result of approximately $7.9 million of non-deductible expenses incurred in connection with the sale of the Company to Apollo. In addition, we increased our valuation allowance for foreign tax credits generated and state net operating losses incurred during this period for which the realization of such benefits is not deemed more-likely-than-not.

Net (Loss) Income

Our net loss for the first six months of fiscal 2007 was $39.2 million compared to net income of $12.6 million in the first six months of fiscal 2006 due to the factors described above.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our revolving credit facility. As of September 30, 2006, we had $9.9 million of cash and had approximately $121.0 million of additional borrowings available to us under our revolving credit facility (there were $6.7 million of borrowings outstanding under the facility, and an additional $22.3 million of the facility was utilized in connection with outstanding letters of credit). Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash provided by operating activities in the first six months of fiscal 2007 was $9.5 million compared to $30.8 million in the first six months of fiscal 2006. Increased trade working capital (receivables, inventories and accounts payable) used $16.9 million more of cash year-over-year in support of the sales growth.

Net cash used for investing activities was $1,036.0 million in the first six months of fiscal 2007 compared to $314.0 million in the first six months of fiscal 2006. We used $1,011.6 million of cash to fund the Apollo transaction and $5.6 million to fund our acquisition of Dalong in the first six months of fiscal 2007. The first six months of fiscal 2006 include a $301.3 million cash outflow related to our acquisition of Falk. We also had higher capital expenditures and higher proceeds from dispositions of property, plant and equipment as compared to the first six months of the prior year.

We had repaid $8.5 million of term loans and borrowed $16.9 million under our revolving credit facility in fiscal 2007 through the Merger Date. In connection with the Merger, we issued $1,430.7 million of long-term debt (consisting of $610.0 million of term loans, $485.0 million of senior notes, $300.0 million of senior subordinated notes and $35.7 million of borrowings under our new revolving credit facility) and received a $438.0 million capital contribution from Apollo. We also repaid $786.3 million of long-term debt (including $757.1 million on the Merger Date and $29.2 million subsequent to the Merger Date) and paid $55.4 million of financing fees and $23.1 million of bond tender premium during the first six months of fiscal 2007. During the first six months of fiscal 2006 we issued $312 million in term loans and paid $7.5 million of financing costs to fund our acquisition of Falk. We also repaid $35.2 million of long term debt and received $1.0 of cash proceeds from the issuance of common stock during the first six months of fiscal 2006.

As of September 30, 2006 we had $1,407.2 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2006	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion
Term loans	$610.0	$6.1	$603.9
Borrowings under revolving credit facility	6.7	—	6.7
9.50% Senior notes due 2014	485.0	—	485.0
11.75 % Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	5.2	2.6	2.6

	$1,407.2	$8.7	$1,398.5

In connection with the Merger, all borrowings under our previous credit agreement and substantially all of the $225.0 million of 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The acquisition was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility).

Borrowings under our new $610.0 million term loan facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on our outstanding term loans at September 30, 2006 was 8.06%. Borrowings under our new $150.0 million term revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on our $6.7 million of outstanding revolver borrowings at September 30, 2006 was 9.5%. An additional $22.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at September 30, 2006. In August 2006, we entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of our variable-rate term loans. See further discussion of these interest rate derivatives in Item 3, Interest Rate Risk.

The new senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00 beginning with the fiscal quarter ending December 30, 2006. We expect to be in compliance with this financial covenant for the foreseeable future. We believe our acquisition of Zurn, which is expected to close in the first quarter of calendar 2007, will be approximately leverage neutral for the Company.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including our new senior notes and senior subordinated notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.

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

Borrowings under our new $610.0 million term loan facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on our outstanding term loans at September 30, 2006 was 8.06%. Borrowings under our new $150.0 million term revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on our $6.7 million of outstanding revolver borrowings million at September 30, 2006 was 9.5%. In August 2006, we entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of our variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of our variable-rate term loans, while the interest rate swap converts $68.0 million of our variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. A hypothetical increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $4.2 million on an annual basis.

We had outstanding fixed rate long-term debt obligations with carrying values of $785.0 million at September 30, 2006. We currently have no plans to repurchase our new outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2006.

There have been no changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, and in Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and in Part II, Item 1, Legal Proceedings, in our quarterly report on Form 10-Q for the quarter ended July 2, 2006. Management believes that as of November 8, 2006, there have been no material changes to this information, other than the following developments:

•	The Kimberly St. Cin, Individually and as surviving spouse of Robert St. Cin, decedent v. The Falk Corporation, et al., wrongful death claim was settled and approved by the court on October 23, 2006. The Company’s settlement contribution was within reserves previously established by the Company.

•	A global settlement was reached with the plaintiffs in the Muniz et al v. Rexnord Corporation et al., class action suit. The settlement does not release defendants from any potential future claims for non-property damages. The settlement amounts allocated to each defendant are subject to further reallocation through a binding arbitration process. Invensys (our former owner ) is fully indemnifying the Company in this matter.

ITEM 1A. RISK FACTORS.

Information with respect to our risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Management believes that as of November 8, 2006, there have been no material changes to this information, other than the following developments:

•	We are more highly leveraged as a result of the acquisition of the Company by Apollo (the “Merger”). Our total long-term debt was $753.7 million as of March 31, 2006 compared to $1,407.2 million as of September 30, 2006. As such, our annual debt service obligations have increased significantly. In addition, future transactions, including the pending Zurn acquisition, may further increase our indebtedness. Our ability to pay principal and interest on our debt obligations will depend on, among other things:

•	Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which our beyond our control; and

•	The future availability of borrowings under our new senior secured credit facilities, the availability of which depends on, among other things, our complying with the covenants of our new senior secured credit facilities.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our new senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs, including the payments of principal and interest on our debt. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or infrastructure or refinance our indebtedness. These alternatives may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including our new senior secured credit facilities and the indentures governing the notes, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, Apollo has no continuing obligation to provide us with any debt or equity financing.

•	Our historical financial information for periods prior to July 22, 2006 may not be comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with the Merger. The Merger was accounted for utilizing purchase accounting, which required us to adjust our assets and liabilities to their estimated fair values as of the Merger Date. In addition, the allocation of the excess purchase price over the fair value of our net assets as of the Merger Date has been based, in part, on preliminary information which continues to be subject to adjustment upon obtaining complete valuation information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit No.	Note	Description
2.1	1	Agreement and Plan of Merger, by and among Chase Acquisition I, Inc., Chase Merger Sub, Inc., RBS Global, Inc. and TC Group, L.L.C, dated as of May 24, 2006. The Company agrees to furnish supplementally a copy of the schedules omitted from this Exhibit 2.1 to the Commission upon request.

2.2		Purchase Agreement between RBS Global, Inc. and Jupiter Acquisition, LLC, dated as of October 11, 2006.

4.1	1	Senior Note Indenture with respect to the 9 1/2% Senior Notes due 2014, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.2	1	First Supplemental Indenture with respect to the 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord Corporation, the guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, dated as of July 21, 2006.

4.3	1	Form of Rule 144A Global Note evidencing the 9 1/2% Senior Notes due 2014.

4.4	1	Form of Regulation S Global Note evidencing the 9 1/2% Senior Notes due 2014.

4.5	1	Registration Rights Agreement with respect to the 9 1/2% Senior Notes due 2014, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

4.6	1	Senior Subordinated Note Indenture with respect to the 11.75% Senior Subordinated Notes due 2016, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.7	1	First Supplemental Indenture with respect to the 11.75% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, dated as of July 21, 2006.

4.8	1	Form of Rule 144A Global Note evidencing the 11.75% Senior Subordinated Notes due 2016.

4.9	1	Form of Regulation S Global Note evidencing the 11.75% Senior Subordinated Notes due 2016.

4.10	1	Registration Rights Agreement with respect to the 11.75% Senior Subordinated Notes due 2016, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

10.1	1	Credit Agreement among Chase Acquisition I, Inc., Chase Merger Sub, Inc., Rexnord Corporation, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Bear, Stearns & Co. Inc. and Lehman Brothers Inc., as co-documentation Agents, dated as of July 21, 2006.

10.2	1	Employment Agreement, by and between Rexnord Corporation and Robert A. Hitt, dated July 21, 2006.*

10.3	1	Management Consulting Agreement by and among Rexnord Corporation, George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC., dated July 21, 2006*.

10.4	1	Management Consulting Agreement by and between Rexnord Holdings, Inc. and Apollo Management VI, L.P., dated July 21, 2006.*

10.5	1	Stockholders’ Agreement by and among Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other Stockholders, dated July 21, 2006.

10.6	1	Stockholders’ Agreement by and among Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006.

10.7	1	Rexnord Corporation Special Signing Bonus Plan.*

10.8	1	Form of Special Signing Bonus Plan Participation Letter.*

10.9	1	Rexnord Holdings, Inc. 2006 Stock Option Plan.*

10.10	1	Form of Executive Non-Qualified Stock Option Agreement.*

10.11	1	Form of George M. Sherman Non-Qualified Stock Option Agreement.*

10.12	1	Form of Non-Employee Director Non-Qualified Option Agreement.*

31.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

1	Incorporated by reference to the Form 8-K/A filed on July 27, 2006.
*	Denotes management compensation contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD CORPORATION

Date: November 8, 2006	By:	/s/ GEORGE C. MOORE
	Name:	George C. Moore
	Title:	Executive VP Finance and Chief Financial Officer