Form 10-Q
period 2006-12-30
REXNORD LLC; RBS GLOBAL INC
filed 2007-02-13
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-102428

RBS GLOBAL, INC.	REXNORD LLC
(Exact Name of Registrant as Specified in Its Charter)	(formerly Rexnord Corporation) (Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 30, 2006
RBS Global, Inc. common stock, $0.01 par value	1,000 shares
Rexnord Corporation common stock, $0.01 par value	1,000 shares

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

Key risks to our company are described under Item 1A herein.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

		Predecessor
	December 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$17.9	$22.5
Receivables, net	162.4	177.4
Inventories, net	218.2	191.9
Other current assets	28.1	22.2

Total current assets	426.6	414.0

Property, plant and equipment, net	366.0	348.9
Intangible assets, net	530.7	141.1
Goodwill	987.7	670.4
Other assets	56.5	33.7

Total assets	$2,367.5	$1,608.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$1.9
Trade payables	97.8	119.3
Income taxes payable	4.6	3.9
Deferred income taxes	15.0	7.0
Compensation and benefits	38.1	44.9
Current portion of pension obligations	10.2	20.8
Current portion of postretirement benefit obligations	5.1	5.1
Interest payable	46.5	13.5
Other current liabilities	44.2	38.4

Total current liabilities	263.5	254.8

Long-term debt	1,377.9	751.8
Pension obligations	64.3	61.6
Postretirement benefit obligations	43.9	33.5
Deferred income taxes	194.0	40.2
Other liabilities	22.3	25.1

Total liabilities	1,965.9	1,167.0
Stockholders’ equity
Common stock, $0.01 par value; at December 30, 2006, 100,000 shares were authorized and 1,000 shares were issued and outstanding; at March 31, 2006, 5,000,000 shares were authorized and 3,623,809 shares were issued and outstanding	0.1	0.1
Additional paid in capital	402.9	363.4
Retained earnings (accumulated deficit)	(4.1)	68.3
Accumulated other comprehensive income	2.7	9.3

Total stockholders’ equity	401.6	441.1

Total liabilities and stockholders’ equity	$2,367.5	$1,608.1

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions)

	Three Months Ended		Nine Months and Periods Ended
		Predecessor		Predecessor
	(1) December 30, 2006 (Unaudited)	January 1, 2006 (Unaudited)	Period from July 22, 2006 through December 30, 2006 (Unaudited)	Period from April 1, 2006 through July 21, 2006 (Unaudited)	January 1, 2006 (Unaudited)
Net sales	$283.1	$264.5	$535.4	$334.2	$777.7
Cost of sales	199.0	182.5	367.3	237.7	537.6

Gross profit	84.1	82.0	168.1	96.5	240.1
Selling, general and administrative expenses	49.4	46.7	92.1	63.1	136.6
Loss on Canal Street accident, net	7.9	—	7.9	—	—
Restructuring and other similar costs	—	14.5	—	—	20.3
Transaction-related costs	—	—	—	62.7	—
Amortization of intangible assets	8.6	4.0	16.0	5.0	11.6

Income (loss) from operations	18.2	16.8	52.1	(34.3)	71.6
Non-operating income (expense):
Interest expense, net	(35.3)	(15.4)	(63.7)	(21.0)	(45.2)
Other income (expense), net	7.6	(0.9)	7.0	(0.4)	(3.8)

(Loss) income before income taxes	(9.5)	0.5	(4.6)	(55.7)	22.6
(Benefit) provision for income taxes	(5.0)	(0.1)	(0.5)	(16.1)	9.4

Net (loss) income	$(4.5)	$0.6	$(4.1)	$(39.6)	$13.2

(1)	Excludes the impact of recoveries under business interruption insurance as a result of lost sales and other expenses incurred in connection with reconstruction and recovery efforts.

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

	Nine Months and Periods Ended
		Predecessor
	Period from July 22, 2006 through December 30, 2006 (Unaudited)	Period from April 1, 2006 through July 21, 2006 (Unaudited)	January 1, 2006 (Unaudited)

Operating activities
Net (loss) income	$(4.1)	$(39.6)	$13.2
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	22.3	14.0	31.9
Amortization of intangible assets	16.0	5.0	11.6
Amortization of deferred financing costs	3.3	1.1	2.7
Loss (gain) on dispositions of property, plant and equipment	0.5	(1.3)	—
Non-cash write-off of deferred financing fees	—	20.5	—
Other non-cash charges	—	—	6.4
Stock option expense	2.7	—	—
Changes in operating assets and liabilities:
Receivables	0.9	12.4	5.9
Inventories	9.6	(18.1)	(7.6)
Other assets	7.8	(1.3)	(2.5)
Accounts payable	(9.8)	(17.2)	(3.6)
Accrued transaction fees	(18.6)	18.6	—
Accruals and other	26.3	1.5	(13.5)

Cash provided by (used for) operating activities	56.9	(4.4)	44.5

Investing activities
Expenditures for property, plant and equipment	(18.2)	(11.7)	(22.3)
Proceeds from dispositions of property, plant and equipment	1.1	1.6	1.0
Acquisitions, net of cash acquired	(1,011.6)	(5.6)	(301.3)

Cash used for investing activities	(1,028.7)	(15.7)	(322.6)

Financing activities
Proceeds from issuance of long-term debt	1,430.7	16.9	312.0
Repayments of long-term debt	(813.7)	(8.5)	(45.1)
Payment of financing fees	(55.2)	(0.2)	(7.6)
Payment of tender premium	(23.1)	—	—
Capital contribution	438.0	—	—
Proceeds from issuance of common stock	1.6	—	1.2

Cash provided by financing activities	978.3	8.2	260.5
Effect of exchange rate changes on cash	0.6	0.2	—

Increase (decrease) in cash	7.1	(11.7)	(17.6)
Cash at beginning of period	10.8	22.5	26.3

Cash at end of period	$17.9	$10.8	$8.7

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 30, 2006

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of RBS Global, Inc. and subsidiaries (collectively, “the Company” or “Rexnord”) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the parent company of RBS Global, Inc; however, Rexnord Holdings does not have any operations or investments other than its investment in RBS Global, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

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

As a result of our recent acquisition of the Zurn Water Management business of Jacuzzi Brands, Inc. (see note 16), we are also a leading supplier of professional grade specification drainage, PEX piping, water control and commercial brass products, serving the commercial and institutional construction, civil and public water works markets.

Compensated Absences

In the third quarter of fiscal 2007, the Company changed its domestic vacation policy for certain employees so that vacation pay is earned ratably throughout the year and must be used by year-end. The accrual for compensated absences was reduced by $6.7 million in the quarter to eliminate vacation pay no longer required to be accrued or paid under the current policy.

Share Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. The Company’s outstanding stock options as of the adoption date continued to be accounted for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations through July 21, 2006, the date of the Apollo transaction discussed in Note 2. The Company did not grant, repurchase, cancel or significantly modify any stock options from April 1, 2006 through July 21, 2006. In connection with the Apollo transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 21, 2006, a total of 577,945 of rollover stock options were granted, each with an exercise price of $7.13. As of December 30, 2006, 575,463 of these rollover stock options remain outstanding.

In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings also adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,000,000. On July 21, 2006, 1,434,937 stock options were granted under the Option Plan. Through December 30, 2006, 44,585 additional options were granted and 20,764 previously outstanding options were forfeited, resulting in 1,458,758 outstanding options as of December 30, 2006. All of the options granted under the Option Plan have an exercise price of $47.50, the estimated fair value of the Company’s stock on the date of grant, and the term of each option is ten years. Approximately 50% of the options granted vest ratably over five years from the date of grant; the remaining fifty percent of the options are eligible to vest based on Rexnord Holdings’ achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2011.

The fair value of each option granted under the Option Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 28% based on the expected volatilities of publicly-traded companies within our industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; the risk free interest rate based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of options granted under the Option Plan between July 22, 2006 and December 30, 2006 was $20.68. As of December 30, 2006, there was $28.4 million of total unrecognized compensation cost related to nonvested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 4.6 years.

New Accounting Pronouncements

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company will be required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2008. The Company is currently reviewing the requirements of SFAS 158 to determine the impact on its financial position or results of operations.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 in fiscal 2008 and is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations.

2. Acquisitions

Apollo Transaction and Related Financing

On July 21, 2006 (the “Merger Date”), certain affiliates of Apollo Management, L.P. (“Apollo”) purchased the Company from The Carlyle Group and management for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility) and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from its then existing shareholders for $1,011.6 million, including transaction costs; (ii) repay all outstanding borrowings under our previously existing Credit Agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of our $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

The accompanying condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Merger (collectively, “the Company”). The financial statements of RBS Global, Inc. and subsidiaries prior to the Merger (collectively, the “Predecessor”) are presented for comparative purposes.

The Merger has been accounted for using the purchase method of accounting and, accordingly, resulted in a new basis of accounting for the Company. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values, which are preliminary and based upon currently available information. The Company is still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets. In addition, management is still finalizing its strategic assessment of the business, which may give rise to additional purchase liabilities. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within one year from the date of the Merger.

The following table summarizes the Company’s assets and liabilities at the date of acquisition (in millions):

Cash	$10.8
Receivables	161.2
Inventories	233.5
Other current assets	23.3
Property, plant and equipment	374.0
Intangible assets	547.0
Goodwill	987.7
Other assets	59.2

Total assets acquired	2,396.7
Accounts payable	(106.1)
Accrued liabilities	(244.6)
Deferred taxes	(211.6)
Long-term debt	(1,435.7)

Net assets acquired	$398.7

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

Acquisition of Jacuzzi’s Zurn Water Management Business

On February 7, 2007 we acquired the water management business (“Zurn”) of Jacuzzi Brands, Inc. from an affiliate of Apollo for a cash purchase price of approximately $942.0 million, including transaction costs. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $660.0 million, consisting of (i) $310.0 million of 9.50% senior notes due 2014, (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities. This acquisition created a new strategic water management platform for Rexnord. The Company’s results and financial statements for the three and nine months ended December 30, 2006 do not include the impact of the Zurn acquisition.

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

Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our credit agreement and was accounted for using the purchase method of accounting. During fiscal 2006, the preliminary allocation of the Falk purchase price to identifiable assets acquired and liabilities assumed resulted in the recording of $95.3 million of goodwill. Final purchase accounting adjustments have been recorded in fiscal 2007, resulting in an additional $1.0 million of goodwill.

The following table sets forth certain unaudited pro forma financial information for the Company’s first nine months of fiscal 2006 as if the acquisition of Falk and related issuance of debt had occurred as of the beginning of that period (in millions):

Nine Months Ended January 1, 2006 (Unaudited)
Net sales	$802.9
Net income	$12.8

3. Canal Street Facility Accident

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. Preliminary reports indicate the accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident.

As of December 30, 2006, the Company has recorded the following expenses (income) related to this incident (in millions):

		Three months ended December 30, 2006 and the period from July 22, 2006 through December 30, 2006 (Unaudited)
Insurance deductibles		$1.0
Professional services		0.8
Clean-up and restoration expenses		6.0

Non-cash asset impairments:
Inventories	$7.6
Property, plant and equipment, net	4.4

Subtotal asset impairments		12.0
Other		0.1

Subtotal prior to estimated property insurance recoveries		$19.9

Less expected property insurance recoveries		(12.0)

Loss on Canal Street facility accident, net (excluding business interruption insurance recoveries)		$7.9

The Company has substantial property, casualty, liability, workers’ compensation and business interruption insurance. Management believes that the limits of coverage will be in excess of the losses incurred. The property, casualty and business interruption liability insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. The accident affected production and shipments from the Canal Street facility, creating a business interruption. The Company is actively working with its insurance carriers to determine the amounts and timing of the insurance proceeds recoverable under its property, casualty and business interruption coverage. Although the Company expects to ultimately recover a substantial majority of these charges and impairments under its insurance coverage, pursuant to U.S. generally accepted accounting principles (“GAAP”) it has only recorded insurance recoveries in the amount of $12.0 million for the property impairments as of the fiscal quarter ended December 30, 2006. Additional recoveries are expected to become recordable under GAAP in subsequent periods. Through February 13, 2007, the Company has received cash advances from its insurance carriers totaling $22.0 million, of which $7.0 million was received in December 2006.

4. Restructuring and Other Similar Costs

The Company did not incur any restructuring and other similar costs during the nine months ended December 30, 2006. Restructuring and other similar costs totaled $14.5 million and $20.3 million for the three and nine-month periods ended January 1, 2006, respectively, and relate to plans the Company initiated to restructure certain manufacturing operations and reduce headcount at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to the Company’s acquisition of Falk.

5. Transaction-related Costs

The Company expensed the following transaction-related costs in connection with the Merger (in millions):

Predecessor
Period from April 1, 2006 through July 21, 2006 (Unaudited)

Seller-related expenses	$19.1
Bond tender premium	23.1
Write-off deferred financing fees	20.5

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

6. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has eight antidumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from antidumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding calendar 2006 and prior years’ manufacturing, personnel and development costs, the Company received $8.8 million, its pro rata share of the total CDSOA distribution, during the third quarter of fiscal 2007, which is included in other income, net on the consolidated statement of operations.

In February 2006, U.S. Legislation was enacted that would end CDSOA distributions for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies will continue to be collected by CBP until September 30, 2007 and for prior year entries, the Company may receive some additional distributions beyond 2007; however, the Company can not reasonably estimate the amount of CDSOA distributions it will receive in future years, if any.

7. Income Taxes

The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects. The tax effect of significant unusual items is reflected in the period in which they occur. The Company’s income tax benefit recognized in the first nine months of fiscal 2007 was reduced as a result of approximately $7.9 million of non-deductible expenses incurred in connection with the sale of the Company to Apollo. In addition, the Company increased its valuation allowance for foreign tax credits generated and state net operating losses incurred during this period for which the realization of such benefits is not deemed more-likely-than-not.

8. Comprehensive (Loss) Income

Comprehensive (loss) income consists of the following (in millions):

	Three Months Ended		Nine Months and Periods Ended
		Predecessor		Predecessor
	December 30, 2006 (Unaudited)	January 1, 2006 (Unaudited)	Period from July 22, 2006 through December 30, 2006 (Unaudited)	Period from April 1, 2006 through July 21, 2006 (Unaudited)	January 1, 2006 (Unaudited)
Net (loss) income	$(4.5)	$0.6	$(4.1)	$(39.6)	$13.2
Other comprehensive income (loss) –

Unrealized gain (loss) on interest rate derivatives, net of a $0.1 tax provision and $0.2 tax benefit for the three and nine month periods ended, respectively	0.1	—	(0.3)	—	—
Foreign currency translation adjustments	2.1	(1.2)	3.0	3.1	(3.8)

Comprehensive (loss) income	$(2.3)	$(0.6)	$(1.4)	$(36.5)	$9.4

9. Inventories

The major classes of inventories are summarized as follows (in millions):

	December 30, 2006	Predecessor
		March 31, 2006
	(Unaudited)
Finished goods	$122.2	$111.6
Work in process	47.8	45.6
Raw materials	38.5	36.1

Inventories at FIFO cost	208.5	193.3
Adjustment to state inventories at LIFO cost	9.7	(1.4)

	$218.2	$191.9

The Company adjusted inventories to fair value in connection with the Merger, which increased inventories by approximately $19.6 million as of July 21, 2006. Approximately $17.2 million of this purchase accounting adjustment relates to inventories that were subsequently sold during the period from July 22, 2006 through December 30, 2006; however, the sale of those inventories also resulted in approximately $11.7 million of additional last-in, first-out (“LIFO”) income during that same period. As a result, on a LIFO basis approximately $14.1 million of the initial purchase accounting adjustment remains in our inventories at December 30, 2006.

10. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 30,	Predecessor
	2006 (Unaudited)	March 31, 2006

Taxes, other than income taxes	$3.8	$4.4
Sales rebates	6.1	8.5
Severance obligations	2.0	3.2
Customer advances	15.5	7.2
Product warranty	3.0	2.7
Other	13.8	12.4

	$44.2	$38.4

11. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	December 30,	Predecessor
	2006 (Unaudited)	March 31, 2006

Term loans	$590.0	$524.0
Borrowings under revolving credit facility	—	—
9.50% Senior notes due 2014	485.0	—
11.75% Senior subordinated notes due 2016	300.0	—
10.125% Senior subordinated notes due 2012	0.3	225.0
Other	4.6	4.7

Total	1,379.9	753.7
Less current portion	2.0	1.9

Long-term debt	$1,377.9	$751.8

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

Borrowings under the Company’s new $610.0 million term loan facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on the Company’s outstanding term loans at December 30, 2006 was 7.88%. Borrowings under the Company’s new $150.0 million term revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on our revolver as of December 30, 2006. Additionally, $22.2 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 30, 2006.

The new senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00, beginning with the fiscal quarter ending December 30, 2006. The senior secured bank leverage ratio was 2.59 to 1.00 at December 30, 2006.

12. Interest Rate Derivatives

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair value of these interest rate derivatives totaled $(0.5) million at December 30, 2006 and has been recorded on the Company’s consolidated balance sheet with a corresponding decrease in Accumulated Other Comprehensive Income, net of tax.

13. Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Three Months Ended		Nine Months and Periods Ended
		Predecessor		Predecessor
	December 30, 2006 (Unaudited)	January 1, 2006 (Unaudited)	Period from July 22, 2006 through December 30, 2006 (Unaudited)	Period from April 1, 2006 through July 21, 2006 (Unaudited)	January 1, 2006 (Unaudited)

Balance at beginning of period	$3.3	$2.5	$3.1	$2.7	$0.9
Acquisition of Falk	—	—	—	0.3	1.6
Charged to operations	(0.1)	0.3	0.1	0.4	1.0
Claims settled	(0.2)	(0.4)	(0.2)	(0.3)	(1.1)

Balance at end of period	$3.0	$2.4	$3.0	$3.1	$2.4

14. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months and Periods Ended
		Predecessor		Predecessor
	December 30, 2006 (Unaudited)	January 1, 2006 (Unaudited)	Period from July 22, 2006 through December 30, 2006 (Unaudited)	Period from April 1, 2006 through July 21, 2006 (Unaudited)	January 1, 2006 (Unaudited)

Pension Benefits:
Service cost	$0.5	$0.5	$0.9	$0.7	$1.5
Interest cost	3.5	3.3	6.1	4.1	9.9
Expected return on plan assets	(3.5)	(3.0)	(6.1)	(4.1)	(9.0)
Amortization:
Actuarial losses	(0.1)	—	—	0.1	0.1

Net periodic benefit cost	$0.4	$0.8	$0.9	$0.8	$2.5

Other Postretirement Benefits:
Service cost	$0.1	$—	$0.2	$0.1	$0.3
Interest cost	0.7	0.7	1.2	0.9	2.1
Amortization:
Prior service cost	—	—	—	(0.1)	(0.2)
Actuarial losses	(0.1)	0.2	0.1	0.3	0.6

Net periodic benefit cost	$0.7	$0.9	$1.5	$1.2	$2.8

The Company made contributions to its U.S. qualified pension plan trusts of $4.8 million and $8.0 million during the periods from July 22, 2006 through December 30, 2006 and from April 1, 2006 through July 21, 2006, respectively. During the first nine months of fiscal 2006, the Company made contributions of $10.8 million to its U.S. qualified pension plan trusts.

15. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company as of December 30, 2006 and for the three months ended December 30, 2006 as well as for the period from July 22, 2006 through December 30, 2006 for (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC (formerly Rexnord Corporation), which together are co-issuers (the “Issuers”) of the senior notes and senior subordinated notes issued on July 21, 2006 in connection with the Merger; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

The following schedules also present condensed consolidating financial information of the Predecessor as of March 31, 2006 and for the period from April 1, 2006 through July 21, 2006 and for the three and nine months ended January 1, 2006 for (a) RBS Global, Inc., the Parent company; (b) Rexnord LLC (formerly Rexnord Corporation), a wholly-owned subsidiary of RBS Global, Inc. and the issuer of our prior senior subordinated notes, substantially all of which were repurchased on July 21, 2006 in connection with the Merger; (c) on a combined basis, the domestic subsidiaries of the Predecessor, all of which were wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Predecessor (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the prior senior subordinated notes were full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet (Unaudited)

December 30, 2006

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$7.5	$10.4	$—	$17.9
Receivables, net	—	100.0	62.4	—	162.4
Inventories, net	—	155.3	62.9	—	218.2
Other current assets	—	15.2	12.9	—	28.1

Total current assets	—	278.0	148.6	—	426.6

Receivable from (payable to) affiliates, net	86.8	27.2	(114.0)	—	—
Property, plant and equipment, net	—	290.2	75.8	—	366.0
Intangible assets, net	—	487.7	43.0	—	530.7
Goodwill	—	810.5	177.2	—	987.7
Investment in:
Guarantor subsidiaries	1,363.8	—	—	(1,363.8)	—
Non-guarantor subsidiaries	—	174.5	—	(174.5)	—
Other assets	52.1	2.7	1.7	—	56.5

Total assets	$1,502.7	$2,070.8	$332.3	$(1,538.3)	$2,367.5

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$0.2	$1.8	$—	$2.0
Trade payables	—	61.0	36.8	—	97.8
Income taxes payable	(9.6)	10.8	3.4	—	4.6
Deferred income taxes	—	14.1	0.9	—	15.0
Compensation and benefits	—	24.3	13.8	—	38.1
Current portion of pension obligation	—	10.2	—	—	10.2
Current portion of postretirement benefit obligation	—	5.0	0.1	—	5.1
Interest payable	46.3	—	0.2	—	46.5
Other current liabilities	0.1	34.4	9.7	—	44.2

Total current liabilities	36.8	160.0	66.7	—	263.5

Long-term debt	1,375.3	0.6	2.0	—	1,377.9
Note payable to (receivable from) affiliates, net	(311.3)	291.2	20.1	—	—
Pension obligations	—	23.2	41.1	—	64.3
Postretirement benefit obligations	—	41.1	2.8	—	43.9
Deferred income taxes	(0.2)	176.6	17.6	—	194.0
Other liabilities	0.5	14.3	7.5	—	22.3

Total liabilities	1,101.1	707.0	157.8	—	1,965.9

Stockholders’ equity	401.6	1,363.8	174.5	(1,538.3)	401.6

Total liabilities and stockholders’ equity	$1,502.7	$2,070.8	$332.3	$(1,538.3)	$2,367.5

Condensed Consolidating Balance Sheet

March 31, 2006

(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$—	$—	$13.3	$9.2	$—	$22.5
Receivables, net	—	—	115.4	62.0	—	177.4
Inventories, net	—	—	140.9	51.0	—	191.9
Other current assets	—	—	10.8	11.4	—	22.2

Total current assets	—	—	280.4	133.6	—	414.0

Receivable from (payable to) affiliates, net	—	86.8	28.8	(115.6)	—	—
Property, plant and equipment, net	—	—	280.2	68.7	—	348.9
Intangible assets, net	—	—	132.7	8.4	—	141.1
Goodwill	—	28.1	465.0	177.3	—	670.4
Investment in:
Guarantor subsidiaries	442.1	739.4	—	—	(1,181.5)	—
Non-guarantor subsidiaries	—	—	137.5	—	(137.5)	—
Other assets	—	21.6	9.9	2.2	—	33.7

Total assets	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$1.8	$—	$1.9
Trade payables	—	—	81.8	37.5	—	119.3
Income taxes payable	(1.3)	(11.3)	13.8	2.7	—	3.9
Deferred income taxes	(0.4)	—	7.9	(0.5)	—	7.0
Compensation and benefits	—	—	32.5	12.4	—	44.9
Current portion of pension obligation	—	—	20.8	—	—	20.8
Current portion of postretirement benefit obligation	—	—	5.1	—	—	5.1
Interest payable	—	13.3	—	0.2	—	13.5
Other current liabilities	—	(0.1)	29.0	9.5	—	38.4

Total current liabilities	(1.7)	1.9	191.0	63.6	—	254.8

Long-term debt	—	749.0	0.7	2.1	—	751.8
Note payable to (receivable from) affiliates, net	2.7	(317.1)	294.2	20.2	—	—
Pension obligations	—	—	23.5	38.1	—	61.6
Postretirement benefit obligations	—	—	31.1	2.4	—	33.5
Deferred income taxes	—	—	36.0	4.2	—	40.2
Other liabilities	—	—	18.6	6.5	—	25.1

Total liabilities	1.0	433.8	595.1	137.1	—	1,167.0

Stockholders’ equity	441.1	442.1	739.4	137.5	(1,319.0)	441.1

Total liabilities and stockholders’ equity	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Condensed Consolidating Statement of Operations (Unaudited)

Three months ended December 30, 2006

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$204.4	$94.0	$(15.3)	$283.1
Cost of sales	—	145.2	69.1	(15.3)	199.0

Gross profit	—	59.2	24.9	—	84.1

Selling, general and administrative expenses	—	34.7	14.7	—	49.4
Loss on Canal Street accident, net	—	7.9	—	—	7.9
Amortization of intangible assets	—	8.5	0.1	—	8.6

Income from operations	—	8.1	10.1	—	18.2

Non-operating income (expense):
Interest expense:
To third parties	(34.9)	—	(0.4)	—	(35.3)
To affiliates	13.0	(10.8)	(2.2)	—	—
Other, net	(1.1)	12.1	(3.4)	—	7.6

Income (loss) before income taxes	(23.0)	9.4	4.1	—	(9.5)

Provision (benefit) for income taxes	(18.3)	11.4	1.9	—	(5.0)

Income (loss) before equity in earnings of subsidiaries	(4.7)	(2.0)	2.2	—	(4.5)

Equity in earnings of subsidiaries	0.2	2.2	—	(2.4)	—

Net income (loss)	$(4.5)	$0.2	$2.2	$(2.4)	$(4.5)

Condensed Consolidating Statement of Operations (Unaudited)

Three months ended January 1, 2006

(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$199.6	$77.6	$(12.7)	$264.5
Cost of sales	—	—	138.3	56.9	(12.7)	182.5

Gross profit	—	—	61.3	20.7	—	82.0

Selling, general and administrative expenses	0.2	—	32.8	13.7	—	46.7
Restructuring and other similar costs	—	—	12.3	2.2	—	14.5
Amortization of intangible assets	—	—	4.0	—	—	4.0

Income (loss) from operations	(0.2)	—	12.2	4.8	—	16.8

Non-operating income (expense):
Interest expense:
To third parties	—	(15.4)	0.1	(0.1)	—	(15.4)
To affiliates	—	1.6	0.5	(2.1)	—	—
Other, net	(0.5)	(0.2)	2.4	(2.6)	—	(0.9)

Income (loss) before income taxes	(0.7)	(14.0)	15.2	—	—	0.5

Provision (benefit) for income taxes	(0.2)	(2.9)	(3.1)	6.1	—	(0.1)

Income (loss) before equity in earnings (loss) of subsidiaries	(0.5)	(11.1)	18.3	(6.1)	—	0.6

Equity in earnings (loss) of subsidiaries	1.1	12.2	(6.1)	—	(7.2)	—

Net income (loss)	$0.6	$1.1	$12.2	$(6.1)	$(7.2)	$0.6

Condensed Consolidating Statement of Operations (Unaudited)

Period from July 22, 2006 through December 30, 2006

(in millions)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$397.9	$169.8	$(32.3)	$535.4
Cost of sales	—	275.7	123.9	(32.3)	367.3

Gross profit	—	122.2	45.9	—	168.1

Selling, general and administrative expenses	—	65.9	26.2	—	92.1
Loss on Canal Street accident, net	—	7.9	—	—	7.9
Amortization of intangible assets	—	15.8	0.2	—	16.0

Income from operations	—	32.6	19.5	—	52.1

Non-operating income (expense):
Interest expense:
To third parties	(62.9)	(0.1)	(0.7)	—	(63.7)
To affiliates	2.4	1.5	(3.9)	—	—
Other, net	(1.5)	17.9	(9.4)	—	7.0

Income (loss) before income taxes	(62.0)	51.9	5.5	—	(4.6)

Provision (benefit) for income taxes	(32.0)	28.6	2.9	—	(0.5)

Income (loss) before equity in earnings of subsidiaries	(30.0)	23.3	2.6	—	(4.1)

Equity in earnings of subsidiaries	25.9	2.6	—	(28.5)	—

Net income (loss)	$(4.1)	$25.9	$2.6	$(28.5)	$(4.1)

Condensed Consolidating Statement of Operations (Unaudited)

Period from April 1, 2006 through July 21, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$253.1	$100.8	$(19.7)	$334.2
Cost of sales	—		183.6	73.8	(19.7)	237.7

Gross profit	—	—	69.5	27.0	—	96.5

Selling, general and administrative expenses	0.2	—	44.7	18.2	—	63.1
Transaction related costs	—	43.6	19.1	—	—	62.7
Amortization of intangible assets	—	—	5.0	—		5.0

Income (loss) from operations	(0.2)	(43.6)	0.7	8.8	—	(34.3)

Non-operating income (expense):
Interest expense:
To third parties		(20.0)	(0.1)	(0.9)	—	(21.0)
To affiliates		34.3	(31.6)	(2.7)	—	(0.0)
Other, net	(0.6)	—	2.9	(2.7)	—	(0.4)

Income (loss) before income taxes	(0.8)	(29.3)	(28.1)	2.5	—	(55.7)

Provision (benefit) for income taxes	(0.3)	(10.3)	(7.0)	1.5	—	(16.1)

Income (loss) before equity in earnings (loss) of subsidiaries	(0.5)	(19.0)	(21.1)	1.0	—	(39.6)

Equity in earnings (loss) of subsidiaries	(39.1)	(20.1)	1.0	—	58.2	—

Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)

Condensed Consolidating Statement of Operations (Unaudited)

Nine months ended January 1, 2006

(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$588.1	$229.4	$(39.8)	$777.7
Cost of sales	—	—	407.2	170.2	(39.8)	537.6

Gross profit	—	—	180.9	59.2	—	240.1

Selling, general and administrative expenses	0.3	0.1	93.4	42.8	—	136.6
Restructuring and other similar costs	—	—	15.9	4.4	—	20.3
Amortization of intangible assets	—	—	11.5	0.1	—	11.6

Income (loss) from operations	(0.3)	(0.1)	60.1	11.9	—	71.6

Non-operating income (expense):
Interest expense:
To third parties	—	(44.2)	0.1	(1.1)	—	(45.2)
To affiliates	—	4.8	1.7	(6.5)	—	—
Other, net	(1.5)	(1.1)	1.5	(2.7)	—	(3.8)

Income (loss) before income taxes	(1.8)	(40.6)	63.4	1.6	—	22.6

Provision (benefit) for income taxes	(0.6)	(12.1)	15.7	6.4	—	9.4

Income (loss) before equity in earnings (loss) of subsidiaries	(1.2)	(28.5)	47.7	(4.8)	—	13.2

Equity in earnings (loss) of subsidiaries	14.4	42.9	(4.8)	—	(52.5)	—

Net income (loss)	$13.2	$14.4	$42.9	$(4.8)	$(52.5)	$13.2

Condensed Consolidating Statement of Cash Flows (Unaudited)

Period from July 22, 2006 through December 30, 2006

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(4.1)	$25.9	$2.6	$(28.5)	$(4.1)

Noncash adjustments	(22.6)	34.1	4.8	28.5	44.8
Changes in operating assets and liabilities, including intercompany activity	61.4	(47.8)	2.6	—	16.2

Cash provided by operating activities	34.7	12.2	10.0	—	56.9

Investing activities
Expenditures for property, plant and equipment	—	(12.9)	(5.3)	—	(18.2)
Proceeds from dispositions of property, plant and equipment	—	1.1	—	—	1.1
Acquisitions, net of cash acquired	(1,011.6)	—	—	—	(1,011.6)

Cash used for investing activities	(1,011.6)	(11.8)	(5.3)	—	(1,028.7)

Financing activities
Proceeds from issuance of long-term debt	1,430.7	—	—		1,430.7
Repayments of long-term debt	(813.5)	(0.1)	(0.1)	—	(813.7)
Payment of financing fees	(55.2)	—	—	—	(55.2)
Payment of tender premium	(23.1)	—	—	—	(23.1)
Capital contribution	438.0	—	—	—	438.0
Proceeds from issuance of common stock	—	1.6	—	—	1.6

Cash provided by (used for) financing activities	976.9	1.5	(0.1)	—	978.3

Effect of exchange rate changes on cash	—	—	0.6	—	0.6

Increase in cash	—	1.9	5.2	—	7.1
Cash at beginning of period	—	5.6	5.2	—	10.8

Cash at end of period	$—	$7.5	$10.4	$—	$17.9

Condensed Consolidating Statement of Cash Flows (Unaudited)

Period from April 1, 2006 through July 21, 2006

(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)

Noncash adjustments	39.2	41.7	13.5	3.3	(58.2)	39.5
Changes in operating assets and liabilities, including intercompany activity	0.4	(10.8)	12.3	(6.2)	—	(4.3)

Cash provided by operating activities	—	(8.2)	5.7	(1.9)	—	(4.4)

Investing activities
Expenditures for property, plant and equipment	—	—	(9.5)	(2.2)	—	(11.7)
Proceeds from dispositions of property, plant and equipment	—	—	1.6	—	—	1.6
Acquisitions, net of cash acquired	—	—	(5.6)	—	—	(5.6)

Cash used for investing activities	—	—	(13.5)	(2.2)	—	(15.7)

Financing activities
Proceeds from issuance of long-term debt	—	16.9	—	—	—	16.9
Repayments of long-term debt	—	(8.5)	—	—	—	(8.5)
Payment of financing fees	—	(0.2)	—	—	—	(0.2)

Cash provided by financing activities	—	8.2	—	—	—	8.2

Effect of exchange rate changes on cash	—	—	—	0.2	—	0.2

Decrease in cash	—	—	(7.8)	(3.9)	—	(11.7)
Cash at beginning of period	—	—	13.3	9.2	—	22.5

Cash at end of period	$—	$—	$5.5	$5.3	$—	$10.8

Condensed Consolidating Statement of Cash Flows (Unaudited)

Nine months ended January 1, 2006

(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$13.2	$14.4	$42.9	$(4.8)	$(52.5)	$13.2

Noncash adjustments	(14.1)	(40.2)	46.8	7.6	52.5	52.6
Changes in operating assets and liabilities, including intercompany activity	(0.3)	66.7	(88.4)	0.7	—	(21.3)

Cash provided by (used for) operating activities	(1.2)	40.9	1.3	3.5	—	44.5

Investing activities
Expenditures for property, plant and equipment	—	—	(16.8)	(5.5)	—	(22.3)
Proceeds from dispositions of property, plant and equipment	—	—	1.0	—	—	1.0
Acquisition of Falk, net of cash acquired	—	(301.3)	—	—	—	(301.3)

Cash used for investing activities	—	(301.3)	(15.8)	(5.5)	—	(322.6)

Financing activities
Proceeds from issuance of long-term debt	—	312.0	—	—	—	312.0
Net payments of long-term debt	—	(44.0)	—	(1.1)	—	(45.1)
Payment of financing fees	—	(7.6)	—	—	—	(7.6)
Proceeds from issuance of common stock	1.2	—	—	—	—	1.2

Cash provided by (used for) financing activities	1.2	260.4	—	(1.1)	—	260.5

Effect of exchange rate changes on cash	—	—	—	—	—	—

Decrease in cash	—	—	(14.5)	(3.1)	—	(17.6)
Cash at beginning of period	—	—	15.9	10.4	—	26.3

Cash at end of period	$—	$—	$1.4	$7.3	$—	$8.7

16. Subsequent Events

Acquisition of Jacuzzi’s Zurn Water Management Business

On February 7, 2007 we acquired the water management business (“Zurn”) of Jacuzzi Brands, Inc. from an affiliate of Apollo for a cash purchase price of approximately $942.0 million, including transaction costs. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $660.0 million, consisting of (i) $310.0 million of 9.50% senior notes due 2014, (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities. This acquisition created a new strategic water management platform for Rexnord. The Company’s results and financial statements for the three and nine months ended December 30, 2006 do not include the impact of the Zurn acquisition.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Management believes that as of December 30, 2006 and during the period from October 1, 2006 through December 30, 2006, there has been no material change to this information.

Fiscal Year

The Company’s fiscal year ends on March 31.

Apollo Transaction and Related Financing

On July 21, 2006 (the “Merger Date”), certain affiliates of Apollo Management, L.P. (“Apollo”) purchased the Company from The Carlyle Group and management for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility) and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from its then existing shareholders for $1,011.6 million, including transaction costs; (ii) repay all outstanding borrowings under our previously existing Credit Agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of our $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

The accompanying condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Merger (collectively, “the Company” or “Rexnord”). The financial statements of RBS Global, Inc. and subsidiaries prior to the Merger (collectively, the “Predecessor”) are presented for comparative purposes.

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

Recent Events

Acquisition of Jacuzzi’s Zurn Water Management Business

On February 7, 2007 we acquired the water management business (“Zurn”) of Jacuzzi Brands, Inc. from an affiliate of Apollo for a cash purchase price of approximately $942.0 million, including transaction costs. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $660.0 million, consisting of (i) $310.0 million of 9.50% senior notes due 2014, (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities. This acquisition created a new strategic water management platform for Rexnord. Rexnord management expects this transaction to be approximately leverage neutral for the company. The Company’s results and financial statements for the three and nine months ended December 30, 2006 do not include the impact of the Zurn acquisition.

As a result of our recent acquisition of the Zurn water management business of Jacuzzi Brands, Inc., we are now a leading supplier of professional grade specification drainage, PEX piping, water control and commercial brass products, serving the commercial and institutional construction, civil and public water works markets.

Canal Street Facility Accident

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. Preliminary reports indicate the accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident.

As of December 30, 2006, the Company has recorded the following expenses (income) related to this incident (in millions):

		Three and nine months ended December 30, 2006 (Unaudited)

Insurance deductibles		$1.0
Professional services		0.8
Clean-up and restoration expenses		6.0

Non-cash asset impairments:
Inventories	$7.6
Property, plant and equipment, net	4.4

Subtotal asset impairments		12.0
Other		0.1

Subtotal prior to estimated property insurance recoveries		$19.9

Less expected property insurance recoveries		(12.0)

Loss on Canal Street facility accident, net (excluding business interruption insurance recoveries)		$7.9

The Company has substantial property, casualty, liability, workers’ compensation and business interruption insurance. Management believes that the limits of coverage will be in excess of the losses incurred. The property, casualty and business interruption liability insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. The accident affected production and shipments from the Canal Street facility, creating a business interruption that we estimate adversely impacted sales in the third quarter of fiscal 2007 by approximately $15.0 to $20.0 million. While difficult to determine, the Company estimates that income from operations was adversely impacted by approximately $6.0 to $10.0 million in the third fiscal quarter as a result of the accident and the associated reduction in sales, in addition to the $7.9 million loss currently recognized in the consolidated statement of operations. The Company is actively working with its insurance carriers to determine the amounts and timing of the insurance proceeds recoverable under its property, casualty and business interruption coverage. Although the Company expects to ultimately recover a substantial majority of these charges and impairments under its insurance coverage, pursuant to U.S. generally accepted accounting principles (“GAAP”) it has only recorded insurance recoveries in the amount of $12.0 million for the property impairments as of December 30, 2006. Additional recoveries are expected to become recordable under GAAP in subsequent periods.

To date the Company has not experienced any material customer or order loss as a result of its temporary inability to produce and deliver products from Canal Street. Management does not believe that there will be any long-term negative implications to the Company’s gear product line as a result of the accident. Through February 13, 2007, the Company has received cash advances from its insurance carriers totaling $22.0 million, of which $7.0 million was received in December 2006. This amount is reflected in the Company’s cash balance of $17.9 million as of December 30, 2006. The Company has not experienced, and does not expect to experience, any material adverse impact to liquidity, cash or its leverage profile as a result of the accident.

Canal Street Update

The Company has recommenced shipments and production at Canal Street. As of January 20, 2007 all Canal Street employees have been recalled and are working at the facility in their roles prior to the accident and/or assisting in the restoration process. Shipments and production at Canal Street continue to increase, and preliminarily management estimates that the Company will be able to reach pre-accident shipment levels from the Canal Street facility during the first half of its fiscal 2008.

Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has eight antidumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from antidumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding calendar 2006 and prior years’ manufacturing, personnel and development costs, the Company received $8.8 million, its pro rata share of the total CDSOA distribution, during the third quarter of fiscal 2007.

In February 2006, U.S. Legislation was enacted that would end CDSOA distributions for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies will continue to be collected by CBP until September 30, 2007 and for prior year entries, the Company may receive some additional distributions beyond 2007; however, the Company can not reasonably estimate the amount of CDSOA distributions it will receive in future years, if any.

Results of Operations

As described above, the Merger occurred on July 21, 2006, which created a new basis of accounting for the Company as compared to the Predecessor company. For ease of comparison in this management’s discussion and analysis, the results of the Company from July 22, 2006, through December 30, 2006 are combined with the results of the Predecessor for the period from April 1, 2006 through July 21, 2006, with the result being referred to as the nine months ended December 30, 2006. GAAP does not allow for such a combination of the predecessor and successor financial results; however, we believe the combined results provide information that is useful in evaluating our financial performance. The combined financial information is the result of merely adding the predecessor and successor results and doesn’t include any pro forma assumptions or adjustments.

Overview

Sales in the third quarter and first nine months of fiscal 2007 improved versus the comparable prior year periods. The sales growth was driven largely by strength in our industrial products end markets of natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates) and food and beverages as well as strong demand for our aerospace products. The acquisition of Falk in May 2005 also accounted for $25.2 million of the sales increase in the first nine months of fiscal 2007. In addition to the sales growth, orders in the third quarter and first nine months of fiscal 2007 grew 4.6% and 13.2%, respectively, over the comparable prior year periods, and our backlog as of December 30, 2006 was $386.6 million.

Income from operations for the third quarter of fiscal 2007 increased $1.4 million over the same prior year period on an $18.6 million increase in sales. Items adversely impacting the year-over-year operating profit growth are $7.9 million of expenses recorded as a direct result of the Canal Street facility accident and additional depreciation and amortization of $6.6 million related to adjusting our property, plant and equipment and intangibles to fair value as part of the Apollo transaction, offset by a $6.7 million benefit recorded in the quarter resulting from a vacation policy change that eliminates the carry-over of vacation balances from year-to-year. Despite the incremental operating profit generated by the year-over-year sales growth of $91.9 million for the nine months ended December 30, 2006, income from operations for the same period decreased $53.8 million over the comparable prior year period primarily due to (i) $7.9 of expenses recorded as a direct result of the Canal Street facility accident (ii) $62.7 million of transaction-related costs incurred in connection with the sale of the Company to Apollo, and (iii) additional depreciation and amortization of $13.8 million related to adjusting our property, plant and equipment and intangibles to fair value as part of the Apollo transaction. Offsetting these items was a $6.7 million benefit resulting from a vacation policy change that eliminates the carry-over of vacation balances from year-to-year.

Non-operating expenses in the third quarter and first nine months of fiscal 2007 increased $11.4 million and $29.1 million, respectively, over the comparable prior year periods. These increases were due primarily to higher interest expense resulting from our increased indebtedness subsequent to the Merger, offset by a recovery of $8.8 million under the CDSOA, as previously described.

Third Quarter Ended December 30, 2006 Compared with the Third Quarter Ended January 1, 2006

	(1) Quarter Ended December 30, 2006 (Unaudited)	Predecessor
(in millions)		Quarter Ended January 1, 2006 (Unaudited)
Net sales	$283.1	$264.5
Cost of sales	199.0	182.5

Gross profit	84.1	82.0
Gross profit as a % of net sales	29.7%	31.0%
Selling, general and administrative expenses	49.4	46.7
Loss on Canal Street accident, net	7.9	—
Restructuring and other similar costs	—	14.5
Amortization of intangible assets	8.6	4.0

Income from operations	18.2	16.8
Non-operating income (expense):
Interest expense, net	(35.3)	(15.4)
Other, net	7.6	(0.9)

(Loss) income before income taxes	(9.5)	0.5
Benefit for income taxes	(5.0)	(0.1)

Net (loss) income	$(4.5)	$0.6

(1)	Excludes the impact of recoveries under business interruption insurance as a result of lost sales and extra expenses incurred in connection with reconstruction and recovery efforts.

Net Sales

Sales in the third quarter of fiscal 2007 were $283.1 million, an increase of $18.6 million or 7.0%, from last year’s third quarter sales of $264.5 million. The sales increase was driven primarily by strength in our industrial products end markets of natural resource extraction, metals processing, infrastructure expansion (mining, cement, aggregates) and food and beverages as well as strong demand for our aerospace products. In addition, our acquisition of Dalong accounted for $4.1 million of the sales increase over the prior year. Foreign currency fluctuations also favorably impacted sales by approximately $5.4 million during the quarter, as the Euro and Canadian dollar strengthened against the U.S. dollar compared to the prior year.

Cost of Sales

Cost of sales were $199.0 million in the third quarter of fiscal 2007, an increase of $16.5 million, or 9.0%, over the third quarter of fiscal 2006 cost of sales of $182.5 million. The increase in cost of sales was due primarily to the higher net sales between periods. The current quarter cost of sales also includes $3.2 million of incremental unfavorable expenses from selling inventories that had been adjusted to fair value in purchase accounting as a result of the Merger and $1.6 million of higher depreciation quarter-over-quarter. Offsetting this unfavorable impact is $0.7 million of LIFO income in the current year quarter compared to $2.0 million of LIFO expense in the third quarter of fiscal 2006, as well as a $3.6 million benefit recorded in the quarter resulting from a vacation policy change that eliminates the carry-over of vacation balances from year-to-year.

Gross Profit

Gross profit in the third quarter of fiscal 2007 was $84.1 million, an increase of $2.1 million or 2.6% over the third quarter fiscal 2006 gross profit of $82.0 million. The increase in gross profit was driven largely by the higher net sales discussed above. As a percent of net sales, gross profit margins in the third quarter of fiscal 2007 declined 130 basis points to 29.7% compared to 31.0% in the third quarter of fiscal 2006. This decline was primarily driven by the decreased leverage of fixed costs in the third quarter as a result of lost margins due to the Canal Street accident. In addition, the incremental purchase accounting adjustments and depreciation discussed above were offset by favorable LIFO and the benefit recorded in the quarter as a result of the change in the Company’s vacation policy.

Selling, General and Administrative Expenses (“SG&A”)

SG&A was $49.4 million in the third quarter of fiscal 2007, an increase of $2.7 million, or 5.8%, from the prior year third quarter SG&A expenses of $46.7 million. As a percentage of net sales, SG&A decreased to 17.4% in the third quarter of fiscal 2007 from 17.7% in the third quarter of fiscal 2006. Higher stock option expense due to the adoption of SFAS No. 123R accounted for $1.5 million of this increase, and higher depreciation expense (primarily information technology related costs) accounted for $0.4 million of the increase. The remaining increase in SG&A was driven by higher compensation costs as compared to the prior year offset by a $3.1 million benefit recorded in the quarter as a result of the change in the Company’s vacation policy.

Restructuring and Other Similar Costs

We did not incur any restructuring and other similar costs in the third quarter of fiscal 2007. We expensed $14.5 million of restructuring and similar costs in the third quarter of fiscal 2006 related to the restructuring of certain manufacturing operations and headcount reductions at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to our acquisition of Falk.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets, which include patents, customer relationships (including distribution network), a covenant not to compete and software. Amortization of these intangible assets increased to $8.6 million in the third quarter of fiscal 2007 compared to $4.0 million in the third quarter of fiscal 2006 due to the amortization of intangible assets resulting from the Merger.

Interest Expense, net

Interest expense, net was $35.3 million in the third quarter of fiscal 2007 compared to $15.4 million in the third quarter of fiscal 2006. As a result of the Merger, we have increased our overall indebtedness, and a larger portion of that debt consists of senior notes which have higher interest rates than our term loans.

Other (Income) Expense, net

Other income, net was $7.6 million in the third quarter of fiscal 2007 and includes $0.1 million of foreign currency transaction loss, a $0.5 million loss on dispositions of fixed assets, $0.5 million of management fee expenses, a $8.8 million CDSOA recovery and $0.1 million of other expenses. Other expense, net was $0.9 million in the third quarter of fiscal 2006 and included foreign currency losses of $0.1 million, losses on the sale of fixed assets of $0.2 million, management fees of $0.5 million and other expenses of $0.1 million.

Income Tax Benefit

Our income tax benefit for the third quarter of fiscal 2007 was $5.0 million. The effective income tax rate for the third quarter of fiscal 2007 was a benefit of 52.6%. This was a result of revising our estimated full year estimated tax rate downward during the quarter due to the realization of certain foreign related tax benefits in excess of previous estimates.

Net (Loss) Income

Our net loss for the third quarter of fiscal 2007 was $4.5 million compared to net income of $0.6 million in the third quarter of fiscal 2006 due to the factors described above.

Nine Months Ended December 30, 2006 Compared with the Nine Months Ended January 1, 2006

	Nine Months and Periods Ended September 30, 2006
		Predecessor	Combined
(in millions)	(1) Period from July 22, 2006 through December 30, 2006 (Unaudited)	Period from April 1, 2006 through July 21, 2006 (Unaudited)	Period from April 1, 2006 through December 30, 2006 (Unaudited)	Nine Months Ended January 1, 2006 (Unaudited)

Net sales	$535.4	$334.2	$869.6	$777.7
Cost of sales	367.3	237.7	605.0	537.6

Gross profit	168.1	96.5	264.6	240.1
Gross profit as a % of net sales	31.4%	28.9%	30.4%	30.9%
Selling, general and administrative expenses	92.1	63.1	155.2	136.6
Loss on Canal Street accident, net	7.9	—	7.9	—
Restructuring and other similar costs	—	—	—	20.3
Transaction-related costs	—	62.7	62.7	—
Amortization of intangible assets	16.0	5.0	21.0	11.6

Income (loss) from operations	52.1	(34.3)	17.8	71.6
Non-operating income (expense):
Interest expense, net	(63.7)	(21.0)	(84.7)	(45.2)
Other, net	7.0	(0.4)	6.6	(3.8)

(Loss) income before income taxes	(4.6)	(55.7)	(60.3)	22.6
Provision (benefit) for income taxes	(0.5)	(16.1)	(16.6)	9.4

Net (loss) income	$(4.1)	$(39.6)	$(43.7)	$13.2

(1)	Excludes the impact of recoveries under business interruption insurance as a result of lost sales and extra expenses incurred in connection with reconstruction and recovery efforts.

Net Sales

Sales in the first nine months of fiscal 2007 were $869.6 million, an increase of $91.9 million or 11.8%, from sales in the first nine months of fiscal 2006 of $777.7 million. Approximately $25.2 million of this increase was due to the timing of the Falk acquisition in May 2005, as the first nine months of our prior fiscal year only included approximately 7.5 months of Falk sales. In addition, our acquisition of Dalong accounted for $7.8 million of the sales increase over the prior year. Foreign currency fluctuations also favorably impacted sales by approximately $11.8 million during the first nine months of fiscal 2007, as the Euro and Canadian dollar strengthened against the U.S. dollar compared to the year. The remaining sales increase of $47.1 million was driven primarily by strength in industrial products end markets of natural resource extraction, metals processing, infrastructure expansion (mining, cement, aggregates) and food and beverages as well as strong demand for our aerospace products.

Cost of Sales

Cost of sales were $605.0 million in the first nine months of fiscal 2007, an increase of $67.4 million, or 12.5%, over cost of sales in the first nine months of fiscal 2006 of $537.6 million. The increase in cost of sales was due primarily to the higher net sales between periods. The current nine month period also includes $17.2 million of incremental unfavorable expenses from selling inventories that had been adjusted to fair value in purchase accounting as a result of the Merger and $2.9 million of higher depreciation period over period. Offsetting this unfavorable impact is $8.7 million of LIFO income in the current nine month period compared to $0.5 million of LIFO expense in the first nine months of fiscal 2006, as well as a $3.6 million benefit recorded in the quarter resulting from a policy change that eliminates the carry-over of vacation balances from year-to-year.

Gross Profit

Gross profit in the first nine months of fiscal 2007 was $264.6 million, an increase of $24.5 million or 10.2% over gross profit in the first nine months of fiscal 2006 of $240.1 million. The increase in gross profit was driven largely by the higher net sales discussed above. As a percent of net sales, gross profit margins for the first nine months of fiscal 2007 declined 50 basis points to 30.4% compared to 30.9% in first nine months of fiscal 2006. This decline was primarily driven by a decreased leverage of fixed costs in the current quarter as a result of lost margins due to the Canal Street accident. In addition, the incremental purchase accounting adjustments and depreciation discussed above were offset by favorable LIFO and the one-time benefit recorded in the quarter as a result of a change in the Company’s vacation policy. The realization of synergies and fixed cost reductions achieved over the past year resulting from the integration of the Falk and Rexnord businesses also continue to contribute to year-over-year gross profit performance.

Selling, General and Administrative Expenses

SG&A was $155.2 million in the first nine months of fiscal 2007, an increase of $18.6 million, or 13.6%, from SG&A in the first nine months of fiscal 2006 of $136.6 million. As a percentage of net sales, SG&A increased to 17.8% in the first nine months of fiscal 2007 from 17.6% in the first nine months of fiscal 2006. Higher stock option expense due to the adoption of SFAS No. 123R accounted for $2.7 million of this increase, and higher deprecation expense (primarily information technology related costs) accounted for $1.4 million of the increase. The remaining increase in SG&A was driven by higher compensation costs as compared to the prior year, offset by a one-time $3.1 million benefit recorded in the quarter as a result of the change in the Company’s vacation policy.

Restructuring and Other Similar Costs

We did not incur any restructuring and other similar costs in the first nine months of fiscal 2007. We expensed $20.3 million of restructuring and similar costs in the first nine months of fiscal 2006 related to the restructuring of certain manufacturing operations and headcount reductions at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to our acquisition of Falk.

Transaction-Related Costs

We expensed $62.7 million of Apollo transaction-related costs in the first nine months of fiscal 2007. These costs consisted of (i) $19.1 million of seller-related expenses, including investment banking fees, outside attorney fees, and other third-party fees; (ii) $23.1 million of bond tender premium related to the $225.0 million of senior subordinated notes, substantially all of which were repurchased in connection with the Merger; and (iii) a non-cash charge of $20.5 million to write-off the remaining net book value of previously-capitalized financing fees related to the term loans and senior subordinated notes that we repaid/repurchased in connection with the Merger. There were no transaction-related costs in the first nine months of fiscal 2006.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets, which include patents, customer relationships (including distribution network), a covenant not to compete and software. Amortization of these intangible assets increased to $21.0 million in the first nine months of fiscal 2007 compared to $11.6 million in the first nine months of fiscal 2006 due to the amortization of intangible assets resulting from the Merger.

Interest Expense, net

Interest expense, net was $84.7 million in the first nine months of fiscal 2007 compared to $45.2 million in the first nine months of fiscal 2006. As a result of the Merger, we have increased our overall indebtedness, and a larger portion of that debt consists of senior notes which have higher interest rates than our term loans.

Other (Income) Expense, net

Other income, net was $6.6 million in the first nine months of fiscal 2007 and includes $1.3 million of foreign currency transaction losses, a $0.8 million gain on dispositions of fixed assets, $1.5 million of management fee expenses, an $8.8 million CDSOA recovery and $0.2 million of other expense. Other expense, net was $3.8 million in the first nine months of fiscal 2006 and included foreign currency transaction losses of $0.8 million, losses on the sale of fixed assets of $0.3 million, management fees of $1.5 million, attorney fees incurred as part of the refinancing of our credit agreement of $0.9 million and other miscellaneous expenses of $0.3 million.

Income Tax Expense

Our effective income tax rate for the first nine months of fiscal 2007 was a benefit of 28% compared to a provision of 42% in the first nine months of fiscal 2006. The income tax benefit we recognized in the first nine months of fiscal 2007 was reduced as a result of approximately $7.9 million of non-deductible expenses incurred in connection with the sale of the Company to Apollo. In addition, we increased our valuation allowance for foreign tax credits generated and state net operating losses incurred during this period for which the realization of such benefits is not deemed more-likely-than-not.

Net (Loss) Income

Our net loss for the first nine months of fiscal 2007 was $43.7 million compared to net income of $13.2 million in the first nine months of fiscal 2006 due to the factors described above.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our revolving credit facility. As of December 30, 2006, we had $17.9 million of cash and approximately $127.8 million of additional borrowings available to us under our revolving credit facility (there were no borrowings outstanding under the facility, however, $22.2 million of the facility was utilized in connection with outstanding letters of credit). Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash provided by operating activities in the first nine months of fiscal 2007 was $52.5 million compared to $44.5 million in the first nine months of fiscal 2006. This increase is primarily driven by $7.0 million of advances from the Company’s insurance carriers in connection with the Canal Street facility accident, an $8.8 million CDSOA recovery, and $8.6 million of incremental customer advances offset by a $16.9 million build in trade working capital (receivables, inventories and accounts payable) in support of year-over-year sales growth.

Net cash used for investing activities was $1,044.4 million in the first nine months of fiscal 2007 compared to $322.6 million in the first nine months of fiscal 2006. We used $1,011.6 million of cash to fund the Apollo transaction and $5.6 million to fund our acquisition of Dalong in the first nine months of fiscal 2007. The first nine months of fiscal 2006 include a $301.3 million cash outflow related to our acquisition of Falk. We also had higher capital expenditures and higher proceeds from dispositions of property, plant and equipment as compared to the first nine months of the prior year.

We had repaid $8.5 million of term loans and borrowed $16.9 million under our revolving credit facility in fiscal 2007 through the Merger Date. In connection with the Merger, we issued $1,430.7 million of long-term debt (consisting of $610.0 million of term loans, $485.0 million of senior notes, $300.0 million of senior subordinated notes and $35.7 million of borrowings under our new revolving credit facility) and received a $438.0 million capital contribution from Apollo. We also repaid $813.7 million of long-term debt (including $757.2 million on the Merger Date and $56.5 million subsequent to the Merger Date) and paid $55.4 million of financing fees and $23.1 million of bond tender premium during the first nine months of fiscal 2007. During the first nine months of fiscal 2006 we issued $312.0 million in term loans and paid $7.6 million of financing costs to fund our acquisition of Falk. We also repaid $45.1 million of long term debt and received $1.2 of cash proceeds from the issuance of common stock during the first nine months of fiscal 2006.

As of December 30, 2006 we had $1,379.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 30, 2006	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion
Term loans	$590.0	$—	$590.0
Borrowings under revolving credit facility	—	—	—
9.50% Senior notes due 2014	485.0	—	485.0
11.75 % Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	4.6	2.0	2.6

	$1,379.9	$2.0	$1,377.9

In connection with the Merger, all borrowings under our previous credit agreement and substantially all of the $225.0 million of our 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The acquisition was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a nine-year $150.0 million revolving credit facility).

Borrowings under the Company’s new $610.0 million term loan facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on the Company’s outstanding term loans at December 30, 2006 was 7.88%. Borrowings under the Company’s new $150.0 million term revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on our revolver as of December 30, 2006. Additionally, $22.2 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 30, 2006.

Upon the consummation of the Zurn acquisition on February 7, 2007, the Company’s indebtedness increased by $660.0 million, consisting of (i) $310.0 million of 9.50% senior notes due 2014, (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities.

In August 2006, we entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of our variable-rate term loans. See further discussion of these interest rate derivatives in Item 3, Interest Rate Risk.

The new senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00 beginning with the fiscal quarter ended December 30, 2006. The senior secured bank leverage ratio was 2.59 to 1.00 at December 30, 2006. We expect to be in compliance with this financial covenant for the foreseeable future. We believe our recent acquisition of Zurn, will be approximately leverage neutral for the Company.

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

Borrowings under our $610.0 million term loan facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on our outstanding term loans at December 30, 2006 was 7.88%. Borrowings under our new $150.0 million term revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on our revolver as of December 30, 2006. In August 2006, we entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of our variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of our variable-rate term loans, while the interest rate swap converts $68.0 million of our variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. A hypothetical increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $4.6 million on an annual basis.

We had outstanding fixed rate long-term debt obligations with carrying values of $785.3 million at December 30, 2006. We currently have no plans to repurchase or refinance our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity with respect to this debt.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 30, 2006.

There have been no changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, we believe the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In connection with the Carlyle acquisition, Invensys has provided us with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. We believe that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•

In 2002, we were named as a PRP, together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency, or USEPA, and the Illinois Environmental Protection Agency, or IEPA. Our Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from our property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site. In support of the USEPA and IEPA, in July 2004 the Illinois Attorney General filed a lawsuit (State of Illinois v. Precision et al.) in the Circuit Court of DuPage County, Illinois against us and the other PRP companies seeking an injunction, the provision of potable water to approximately 800 homes, further investigation of the alleged contamination, reimbursement of certain costs incurred by the state and assessment of a monetary penalty. In August 2003, several PRPs, including us, entered into an Administrative Order by Consent, or AOC, with the USEPA, IEPA and State of Illinois et al. that required the PRPs to pay $4.275 million to fund the hook-up of about 800 homes to municipal water and to undertake continuing investigation of the Site. We agreed to pay $306,500 of that fund under an interim allocation. The AOC is expected to resolve a significant portion of the State of Illinois lawsuit. Subsequently, we were notified by the USEPA that an expanded Site investigation will be required. Our allocated share of future costs related to the site, including for investigation and/or remediation, could be significant.

•

We are also a defendant in three pending lawsuits alleging property damage or personal injury stemming from contamination that allegedly, in whole or in part, originated from the Ellsworth Industrial Park Site: Muniz et al v. Rexnord Corporation et al. is a class action filed in April 2004 in the United States District Court for the Northern District of Illinois. The plaintiffs sought reimbursement for the costs they claim to have incurred and will incur in connection with the alleged contamination as well as compensatory and punitive damages for their alleged injuries. A global settlement was reached with the plaintiffs in this case. The settlement does not release defendants from any potential future claims for non-property damages. The settlement amounts allocated to each defendant are subject to further reallocation through a binding arbitration process. Jana Bendik v. Precision Brand Products et al. v. Rexnord Corporation et al. was filed in April 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois. The plaintiff seeks monetary relief for alleged personal injury. No specific amount is claimed. Kevin Pote, et al. v. Ames Supply Co. et al. was filed in December 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois. The complaint seeks compensatory and punitive damages recoverable under the Illinois Wrongful Death and Survival Statute and the costs of the suit. No specific amount is claimed. The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, we believe we have meritorious defenses to the suits. Pursuant to its indemnity obligation, Invensys is defending us in these matters and has paid 100% of the related costs to date. To provide additional protection, we have sued our insurance companies for a declaration of coverage as to these matters.

•

We have been named as a defendant in over 580 lawsuits (with approximately 6,750 claimants) pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by our Stearns division. Similarly, our Prager subsidiary has been named as a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,600 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. To date, Invensys has paid 100% of the costs related to the Prager lawsuits, and we believe that we also have insurance coverage for our legal defense costs related to such suits. Further, Invensys and FMC, the prior owner of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits.

•

The Kimberly St. Cin, Individually and as surviving spouse of Robert St. Cin, decedent v. The Falk Corporation, et al., wrongful death claim against Falk was settled and approved by the court on October 23, 2006. Our settlement contribution was within reserves previously established by us.

In connection with the Falk acquisition, Hamilton Sundstrand has provided us with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. We believe that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify us with respect to the asbestos claims described above, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk is a defendant in over 140 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 4,400 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Falk in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

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

ITEM 1A.	RISK FACTORS.

Our substantial indebtedness could adversely affect our business.

We are a highly leveraged company. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could also have other important consequences with respect to our ability to manage our business successfully, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•

it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indentures governing our senior notes, senior subordinated notes and our other indebtedness;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our senior secured credit facilities is unhedged variable-rate debt. Also, we may still be able to incur significantly more debt. This could intensify the risks described above.

The markets in which we sell our products are highly competitive.

We operate in highly fragmented markets within the power transmission (“PT”) industry. As a result, we compete against numerous different companies. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors have greater financial and other resources than we do. Competition in our business lines is based on a number of considerations including product performance, cost of transportation in the distribution of our PT products, brand reputation, quality of client service and support, product availability and price. Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the end markets in which we compete. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our PT products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.

Zurn competes against both large international and national rivals, as well as many regional competitors. Some of its competitors have greater resources than Zurn. Significant competition in any of Zurn’s given markets can result in substantial pressure on its pricing and profit margins, thereby adversely affecting its financial results. As a result of pricing pressures, Zurn may in the future experience reductions in profit margins. We cannot provide assurance that Zurn will be able to maintain or increase the current market share of its products successfully in the future.

We rely on independent distributors. Termination of one or more of our relationships with any of those independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition or results of operations.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our PT products and provide service and aftermarket support to our customers. We rely on an extensive distribution network, with over 1,900 distributor locations nationwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the PT industry. Industrial distributors play a significant role in determining which of our PT products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitors’ products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a short notice period. The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially and adversely affect our business, financial condition or results of operations. Zurn depends on a network of several hundred independent sales representatives and approximately 70 third-party warehouses to distribute its products and is subject to similar risks.

Our business depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns.

Our financial performance depends, in large part, on conditions in the markets that we serve and in the U.S. and global economies generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. While we are currently experiencing an upturn in the economic environment, it is uncertain how long this upturn will continue. We have undertaken cost reduction programs as well as diversified the end markets served to mitigate the effect of a downturn in economic conditions; however, such programs may be unsuccessful in the event a downturn occurs. Any sustained weakness in demand or downturn or uncertainty in the economy generally would reduce our sales and profitability.

With respect to Zurn, the demand in the water management industry is influenced by new construction activity and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond Zurn’s control, including the overall strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates and interest rates. Any declines in commercial, institutional or residential construction starts or demand for replacement building and home improvement products may adversely impact Zurn, and there can be no assurance that any such adverse effects would not be material and would not continue for a prolonged period of time.

The seasonality of Zurn’s sales may adversely affect its financial results.

Zurn’s business experiences seasonal business swings. It experiences downturns in the autumn and winter months of the northern hemisphere, which encompasses the vast majority of its markets. This seasonality requires Zurn to manage its cash flows over the course of the year. If its sales were to fall substantially below what it would normally expect during certain periods, our financial condition could be adversely impacted.

Weather could adversely affect the demand for Zurn’s products and decrease its net sales.

Demand for Zurn’s products is primarily driven by commercial, institutional and residential construction activity. Weather is an important variable affecting its financial performance as it significantly impacts construction activity. Spring and summer months in the United States and Europe represent the main construction seasons. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in Zurn’s net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the seasonal increase in its net sales and earnings during the spring months.

Demand for Zurn’s products may depend on availability of financing.

Many customers who purchase Zurn’s products depend on third-party financing. Fluctuations in prevailing interest rates could affect the availability and cost of financing to Zurn’s customers. The lack of availability or increased cost of credit could lead to a reduction in demand for Zurn’s products and have a material adverse effect on its business, financial condition, cash flows and results of operations.

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

Our success depends (as has Zurn’s historically) on our ability to recruit, retain and motivate highly-skilled sales, marketing and engineering personnel. Competition for these persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. In addition, we cannot assure you that these individuals will stay with us. If any of these key personnel were to leave our company, it could be difficult to replace them, and our business could be harmed.

Increases in the cost of our raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, or the loss of a substantial number of our suppliers could adversely affect our financial health.

We depend on third parties for the raw materials used in our manufacturing processes. We generally purchase our raw materials on the open market on a purchase order basis. In the past, these contracts generally have had one-to-five year terms and have contained competitive and benchmarking clauses intended to ensure competitive pricing. While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and delays in the delivery of our raw materials. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity. We are also significantly affected by the cost of natural gas used for fuel and the cost of electricity. Natural gas and electricity prices have historically been volatile, particularly in California where we have a significant manufacturing presence.

We do not typically enter into hedge transactions to reduce our exposure to price risks and cannot assure you that we would be successful in passing on any attendant costs if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into our purchasing contracts for our larger commodities, our business operations could be disrupted and our profitability could be adversely impacted.

The loss of any significant customer could adversely affect Zurn’s business.

Zurn has certain customers that are significant to its business. Its competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than Zurn does, which could result in a loss of customers. The loss of one or more of its major customers or deterioration in its relationship with any of them could have a material adverse effect on its business, results of operations and financial condition.

We may be unable to make necessary capital expenditures.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our products’ processes. As we grow our businesses, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, our senior secured credit facilities, the indentures governing our senior notes and the indenture governing our senior subordinated notes contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability.

Our international operations are subject to uncertainties, which could adversely affect our operating results.

Our business is subject to certain risks associated with doing business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

•	fluctuations in currency exchange rates, particularly fluctuations in the euro against the U.S. dollar;

•	exchange controls;

•	compliance with U.S. Department of Commerce export controls;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	interest rates;

•	changes in regulatory requirements;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under the Foreign Corrupt Practices Act.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could materially and adversely affect our international operations and, consequently, our business, financial condition and results of operations.

We may incur significant costs for environmental compliance and/or to address liabilities under environmental laws and regulations.

Our operations and facilities are subject to extensive laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental, health and safety laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Some environmental laws and regulations, including the federal Superfund law, impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties, or PRPs, for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at several of our current and former facilities, and have been named as a PRP at several third party Superfund sites. The discovery of additional contamination at these sites, or the imposition of more stringent cleanup requirements, could require significant expenditures by us in excess of our current reserves. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not currently applicable to our operating facilities. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or groundwater at our current or former facilities. Significant costs could be incurred in connection with such liabilities.

We believe that, subject to various terms and conditions, we have certain indemnification protection from Invensys plc (“Invensys”) with respect to certain environmental liabilities that may have occurred prior to the acquisition by Carlyle (the “Carlyle acquisition”) of the capital stock of 16 entities comprising the Rexnord Group of Invensys, including certain liabilities associated with our Downers Grove, Illinois facility and with personal injury claims for alleged exposure to hazardous materials. We also believe that, subject to various terms and conditions, we have certain indemnification protection from Hamilton Sundstrand Corporation, or Hamilton Sundstrand, with respect to certain environmental liabilities that may have arisen from events occurring at Falk facilities prior to the Falk acquisition, including certain liabilities associated with personal injury claims for alleged exposure to hazardous materials. If Invensys or Hamilton Sundstrand becomes unable to, or otherwise does not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to such indemnities or historic insurance coverage, we could incur significant unanticipated costs. As a result, it is possible that we will not be able to recover pursuant to these indemnities a substantial portion, if any, of the costs that we may incur.

Zurn is investigating and remediating contamination at a number of present and former operating or disposal sites and it has been named as a PRP at a number of Superfund sites pursuant to CERCLA or comparable state statutes. Zurn’s actual costs to clean up these sites may exceed its current estimates due to factors beyond its control, such as the discovery of presently unknown environmental conditions, the imposition of more stringent cleanup standards, disputes with insurers or the insolvency of other responsible parties at the sites at which it is involved.

Zurn is subject to numerous asbestos claims.

Zurn is a co-defendant in approximately 4,900 personal injury lawsuits involving approximately 46,200 plaintiffs pending as of December 30, 2006 in various courts in the United States primarily related to alleged exposure to asbestos contained in industrial boilers formerly manufactured by a segment of Zurn that has been accounted for as a discontinued operation. Zurn’s potential liability for asbestos-related claims currently pending against it and expected to be filed through 2016 is estimated at approximately $136 million, of which $102 million is expected to be paid by 2016. These claims are handled by Zurn’s insurers pursuant to a coordinated defense strategy and, to date, all defense and settlement costs have been paid by the insurers. In the event any such carriers become insolvent in the future, or the actual number or value of asbestos-related claims differs materially from Zurn’s existing estimates, Zurn could incur material costs that could have an adverse impact on Zurn’s business, financial condition or results of operations.

We are not yet able to determine the full effect of the accident at our Canal Street facility on our financial condition or operations.

On December 6, 2006, we experienced an explosion at our Canal Street facility, in which three employees lost their lives and approximately 45 employees were injured. The incident also resulted in the destruction of a warehouse building that held inventory and manufacturing components. An adjacent production facility and portions of other buildings at the Canal Street facility were also damaged. The Canal Street facility is our primary manufacturing facility for gear products, and also manufactures portions of the components for our coupling products.

The extent of the damage and the impact on future production and sales are not yet fully determinable. We expect a delay, and as a result a probable decline, in orders shipped for our gear products, and to a lesser extent in coupling shipments, due to this temporary loss of production capacity in this facility. Such delay could lead to a loss of customers for these, and possibly for other of our, products. We may also experience start-up inefficiencies as we bring this production facility back to full capacity, and repairing this facility may take longer than we expect. We could also face difficulties in procuring replacement machinery and tooling for equipment that was damaged in the explosion, and we therefore cannot assure you when the facility will be operating at full capacity. Due to a possible delay in obtaining component parts with long lead times, we also cannot assure you as to when the facility will return to shipping product in the same volumes as prior to the accident.

There also can be no assurance that our insurance coverage will cover all of our losses from this incident, or that we will not have to engage in protracted litigation to recover under our insurance policies. Even if the insurance carriers acknowledge broad coverage, the facility reconstruction and insurance claim process may take an extended period of time to complete. In addition, we may face workers’ compensation, personal injury, wrongful death or other tort claims for injury, death or property damage allegedly caused by the incident. It is also possible that we may be subject to civil penalties. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be fully covered by insurance. As a result of the foregoing and other matters relating to or resulting from this event, there can be no assurance as to the long term effect this incident will have on us or our financial condition.

We rely on intellectual property that may be misappropriated or subject to claims of infringement.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved or that others will not infringe on or challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could materially and adversely affect our business, financial condition or results of operations. In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products, such as flattop chain. An adverse ruling in any such litigation could have a material and adverse affect on our business, financial condition or results of operations. Following the Transactions, similar risk will apply to Zurn’s U.S. and foreign patents, patent applications, registered trademarks and other proprietary rights, which we believe are important to its success, potential growth and competitive position.

We could face potential product liability claims relating to products we manufacture or distribute.

We may be subject to product liability claims in the event that the use of our products, or the exposure to our products or their raw materials is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material and adverse effect on our business, financial condition or results of operations. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products, which could materially and adversely affect our business, financial condition or results of operations.

We, our customers and our shippers have unionized employees that may stage work stoppages, which could seriously impact the profitability of our business.

As of December 30, 2006, we had approximately 5,924 employees, of whom approximately 4,016 were employed in the United States. Zurn employed approximately 937 persons at December 30, 2006, substantially all of whom were employed in the United States. Approximately 10% of our North American employees are represented by labor unions and approximately 12% of Zurn’s employees are represented by labor unions. The five U.S. collective bargaining agreements to which we are a party will expire in February 2007, July 2007 (in the case of two such agreements), April 2008 and October 2010. Zurn’s collective bargaining agreements with two local unions in North America (covering 118 employees) expire in fiscal 2010. Negotiations for the extension of collective bargaining agreements may result in modifications to the terms of the agreements, and the modifications could cause Zurn and us to incur increased costs relating to our labor forces. Additionally, approximately 18% of our workforce is employed in Europe, where trade union membership is common.

Although we believe that our relations with our employees are currently satisfactory, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could materially and adversely affect our business, financial condition or results of operations. In addition, if a greater percentage of our workforce becomes unionized, our business, financial condition or results of operations could be materially and adversely affected. Many of our direct and indirect customers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the International Brotherhood of Teamsters or Teamsters Union. Any interruption in the delivery of our products could reduce demand for our products and could have a material and adverse effect on our business, financial condition or results of operations.

Although we expect the Zurn acquisition to be beneficial, its expected benefits may not be realized, in the time frame anticipated or at all, because of integration and other challenges.

Achieving the expected benefits of the Zurn acquisition will depend on the timely and efficient integration of Zurn’s technology, operations, business culture and personnel into our Company. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the acquisition. The challenges involved in this integration include, among others:

•	potential disruption or our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of Zurn;

•	conforming Zurn’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

        The Zurn acquisition may not be successfully received by our or Zurn’s customers, distributors or suppliers. In addition, we may encounter unforeseen obstacles or costs in the integration of the Zurn acquisition. Furthermore, the presence of one or more material liabilities of the Zurn business that are unknown to us at the time of acquisition may have a material adverse effect on our business.

We may be unable to successfully realize all of the intended benefits from our past acquisitions, and we may be unable to identify or realize the intended benefits of other potential acquisition candidates.

We acquired Falk on May 16, 2005 and, although we believe that the integration of Falk into our business is substantially complete, we may be unable to realize all of the intended benefits of this acquisition. We acquired Zurn on February 7, 2007 and expect to integrate certain portions of the Zurn operations into our existing operations, although we cannot assure you of the extent of any cost savings we will realize, if any. As part of our business strategy, we will also evaluate other potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both of the acquiror and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business, financial condition or results of operations.

Our future required cash contributions to our pension plans may increase.

Congress recently passed legislation (which was signed into law by President Bush) to reform funding requirements for underfunded pension plans. The legislation, among other things, increases the percentage funding target from 90% to 100% and requires the use of a more current mortality table in the calculation of minimum yearly funding requirements. Our future required cash contributions to our U.S. defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. In addition, if the performance of assets in our pension plans does not meet our expectations, if the Pension Benefit Guaranty Corporation, or PBGC, requires additional contributions to such plans as a result of the Transactions, or if other actuarial assumptions are modified, our future required cash contributions could increase. Any such increases could have a material and adverse effect on our business, financial condition or results of operations.

The need to make these cash contributions may reduce the cash available to meet our other obligations, including our obligations with respect to the notes, or to meet the needs of our business. In addition, the PBGC may terminate our defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that its risk may increase unreasonably if such plans continue. In the event a plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger pension obligation than that based on the assumptions we have used to fund such plan), and the PBGC could assert a lien on material amounts of our assets.

The calculation of EBITDA pursuant to the indentures governing our senior notes and our senior subordinated notes permit certain estimates and assumptions that may differ materially from actual results and the estimated synergies expected from the Falk acquisition and the Zurn acquisition may not be achieved.

Although EBITDA is derived from our financial statements (pro forma or historical, as the case may be), the calculation of EBITDA pursuant to the indentures governing our senior notes and the indenture governing our senior subordinated notes permit certain estimates and assumptions that may differ materially from actual results. For example, the determination of the adjustment attributable to inventory under absorption permits an estimate as to the decline in our inventory levels over historical amounts. In addition, the determination of fixed costs attributable to inventory and other similar costs permits certain assumptions. Although our management believes these estimates and assumptions are reasonable, investors should not place undue reliance upon the calculation of EBITDA pursuant to the indentures governing our senior notes and the indenture governing our senior subordinated notes given how it is calculated and the possibility that the underlying estimates and assumptions may ultimately not reflect actual results. In addition, the estimated synergies expected from the Falk acquisition and the Zurn acquisition are merely estimates and may not actually be achieved in the timeframe anticipated or at all. These estimated synergies, for example, increase our adjusted EBITDA by the amount of savings expected to be achievable from leveraging our and Falk’s combined spending volume and consolidating to the lowest cost vendors for purchases of raw materials, logistics and other goods and services. We cannot assure you, however, that we will be able to realize such synergies. In addition, the indentures governing our senior notes and the indenture governing our senior subordinated notes permit us to adjust EBITDA for items that would not meet the standards for inclusion in pro forma financial statements under Regulation S-X and the other SEC rules. Some of these adjustments may be too speculative to merit adjustment under Regulation S-X; however, the indentures governing our senior notes and the indenture governing our senior subordinated notes would permit such adjustments for purposes of determining EBITDA under the indentures governing our senior notes and the indenture governing our senior subordinated notes. As a result of these adjustments, we may be able to incur more debt or pay dividends or make other restricted payments in greater amounts that would otherwise be permitted without such adjustments.

We are controlled by principal equity holders who will be able to make important decisions about our business and capital structure; their interests may differ from your interests as a debtholder.

Substantially all of the common stock of Rexnord Holdings is, and upon consummation of the Transactions will be, held by Apollo. As a result, Apollo controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Rexnord Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of Rexnord Holdings’ equity holders may not in all cases be aligned with yours as a holder of notes. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the holders of the notes might want us to raise additional equity from such equity holders or other investors to reduce our leverage and pay our debts, while such equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Rexnord Holdings’ equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a holder of the notes. Furthermore, Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our historical financial information is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with the Apollo acquisition and the Falk acquisition and due to the different basis of accounting used by Invensys and its affiliates prior to the Carlyle acquisition.

It may be difficult for you to compare both our historical and future results. The Falk acquisition was accounted for utilizing purchase accounting, which resulted in a new valuation for the assets and liabilities of Falk to their fair values. This new basis of accounting began on the date of the consummation of the Falk acquisition. The Apollo acquisition also was accounted for using the purchase method of accounting, causing our assets and liabilities to be revalued to their fair values on the closing date of the Apollo acquisition. The allocation of the excess purchase price over the book value of the net assets acquired in the Apollo acquisition was based, in part, on preliminary information which will continue to be subject to adjustment upon obtaining complete valuation information.

In addition, as a result of the Carlyle acquisition, we were subject to a different basis of accounting after November 25, 2002. Accordingly, our historical operating results for periods prior to such date may be of limited use in evaluating our historical performance and comparing it to other periods.

In addition, the Zurn acquisition and future acquisitions will also be accounted for using purchase accounting and therefore similar limitations regarding comparability of historical and future results could arise. Under the purchase method of accounting, the operating results of each of the acquired businesses are included in our financial statements only from the date of the acquisitions.

Accordingly, our historical financial information may be of limited use in evaluating our historical performance and comparing it to other periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

Exhibit No.	Note	Description
10.1	1	Second Supplemental Indenture with respect to the 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2006.
10.2	1	Registration Rights Agreement with respect to the Additional 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.
10.3	1	Senior Note Indenture with respect to the 8 7/8% Senior Notes due 2016, among RBS Global, Inc., Rexnord LLC and Wells Fargo Bank, National Association, dated as of February 7, 2007.
10.4	1	First Supplemental Indenture with respect to the 8 7/8% Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.
10.5	1	Registration Rights Agreement with respect to the 8 7/8% Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.
10.6	1	Second Supplemental Indenture with respect to the 11.75% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.
10.7		Incremental Facility Amendment, dated as of February 7, 2007, to the Credit Agreement dated as of July 21, 2006, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, Merrill Lynch Capital Corporation, as administrative agent and the Lenders listed.
31.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1		Officers Certification Pursuant to 18 United States Code § 1350

(1)	Incorporated by reference from the Amendment No. 1 to Registration Statement on Form S-4 filed by the registrants on February 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: February 13, 2007	By:	/s/ GEORGE C. MOORE
	Name:	George C. Moore
	Title:	Executive Vice President and Chief Financial Officer