Form 10-K
period 2007-03-31
REXNORD LLC; RBS GLOBAL INC
filed 2007-05-25
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 333-102428

RBS Global, Inc.	Rexnord LLC
(Exact Name of Registrant as Specified in Its Charter)	(Formerly Rexnord Corporation)
(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 West Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☐    No  ☒

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

Yes  ☐    No   ☒

As March 31, 2007, none of the common stock of either registrant was held by non-affiliates of the registrant. As of such date there was no public market for either registrant’s securities.

Indicate the number of shares outstanding of each corporate issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
RBS Global, Inc. Common Stock, $.01 par value per share	1,000 shares

PART I

ITEM 1. BUSINESS.

RBS Global, Inc. (RBS Global), a Delaware corporation, is the parent company of Rexnord LLC (a Delaware limited liability company), a holding company, which owns several domestic and foreign subsidiaries. RBS Global was formed by certain affiliates of our prior equity sponsor and incorporated in Delaware on November 4, 2002. On May 24, 2006, RBS Global entered into an Agreement and Plan of Merger pursuant to which affiliates of the private equity firm Apollo Management, L.P. (“Apollo”) and certain members of management agreed to purchase the Company from private equity firm The Carlyle Group, the predecessor equity sponsor, through the merger of Chase Merger Sub, Inc., a wholly-owned subsidiary of an Apollo affiliate, with and into the Company (the “Merger”). On July 21, 2006 (the “Merger Date”), the Merger occurred and the Company became a direct wholly-owned subsidiary of Chase Acquisition, Inc. Chase Acquisition, Inc. is 100% owned by our ultimate parent company Rexnord Holdings, Inc (“Rexnord Holdings”).

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of RBS Global and its subsidiaries. Unless otherwise noted, references to the Company, Rexnord, we, us and our, refer to RBS Global, and its subsidiary Rexnord LLC and its subsidiaries. Throughout this Form 10-K, we will also refer to the financial statements of RBS Global, Inc. and subsidiaries prior to the Merger Date collectively as the “Predecessor” for comparative purposes.

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2007, or fiscal 2007, means the period from April 1, 2006 to March 31, 2007. This report includes references to financial data for the fiscal year ended March 31, 2007, which combines our results from July 22, 2006 through March 31, 2007 with the Predecessor results for the period from April 1, 2006 through July 21, 2006. This combined financial information is the result of merely adding the predecessor and successor results and does not include any pro forma assumptions or adjustments.

On February 7, 2007 we acquired the plumbing products business (“Zurn”) of Jacuzzi Brands, Inc. from an affiliate of Apollo Management, L.P. for a cash purchase price of $942.5 million, including transaction costs (the Zurn acquisition). The acquisition of Zurn establishes the Water Management platform within Rexnord. We believe Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for plumbing fixtures and fittings. It designs and manufactures plumbing products used in commercial and industrial construction, renovation and facilities maintenance markets in North America. The results of operations of Zurn are included from February 8, 2007 through March 31, 2007.

We make available free of charge, on or through our Internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

The address of our principal executive office is 4701 W. Greenfield Avenue, Milwaukee, Wisconsin 53214. Our phone number is (414) 643-3000. Our Internet website address is www.rexnord.com.

Our Company

We believe we are a leading diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. With the completion of the Zurn acquisition on February 7, 2007, our business is comprised of two strategic platforms: (i) our existing Power Transmission (PT) platform and (ii) a new Water Management (WM) platform based on the acquired Zurn operations. We believe that we have the broadest portfolio of highly engineered, mission and project critical PT products in the industrial and aerospace end markets. Our PT products include gears, couplings, industrial bearings, flattop, aerospace bearings and seals, special components and industrial chain. With the Zurn acquisition, our Water Management platform is a leader in the multi-billion dollar, specification-driven, non-residential construction market for water management products. The Zurn acquisition added specification drainage, PEX, water control and commercial brass products to our highly engineered product portfolio.

We are led by an experienced, high-caliber management team that employs a proven operating system, Rexnord Business System, or RBS, modeled after the Danaher Business System, to drive performance at every level of the organization. We operate 29 PT manufacturing and four PT repair facilities located around the world and 18 WM manufacturing and warehouse facilities in North America. As of March 31, 2007, we had approximately 7,100 employees. For the year ended March 31, 2007, we generated net sales of $1,255.7 million and a net loss of $36.7 million.

We sell our PT products in a diverse group of attractive end-market industries, which include aerospace, agri-farm, air handling, cement and aggregates, chemicals, construction equipment, energy, food and beverages, forest and wood products, marine, material and package handling, mining, natural resource extraction and petrochemical. The Zurn acquisition and the creation of our Water Management platform further diversified our end-market mix by providing us with a presence in the commercial and institutional construction, civil and public water works markets. Sales to our largest customer, Motion Industries Inc., accounted for approximately 10.7%, 11.8% and 9.0% of our total net sales for the years ended March 31, 2007, 2006 and 2005, respectively.

Key Strategic Platforms:

Power Transmission (PT)

We believe we have the broadest product portfolio in the PT industry. Our PT products are highly engineered and, we believe, are critical components in the machinery or plant in which they operate. These products include gears, couplings, industrial bearings, flattop, aerospace bearings and seals, special components and industrial chain. Through the Falk acquisition in May 2005, we increased our market penetration and expanded our product portfolio in gears and couplings.

Over the past century, we have established long-term relationships with original equipment manufacturers, or OEMs, and end users serving a wide variety of industries. As a result of incorporating our components into their products, sales to OEMs and end users have created a significant installed base for our products, which are consumed in use and have a relatively predictable replacement cycle. This replacement dynamic drives recurring aftermarket sales, which we estimate have historically accounted for approximately 60% of our North American PT sales. These aftermarket sales in turn create a recurring revenue stream from our extensive distribution network, consisting of over 400 distributors nationwide that operate through 1,900 branches.

We sell our PT products to a diverse group of end-market industries, including aerospace, agri-farm, air handling, cement and aggregates, chemicals, construction equipment, energy, food and beverages, forest and wood products, marine, material and package handling, mining, natural resource extraction and petrochemical. We believe we have been able to maintain leadership positions within these markets as a result of our extensive offering of quality products, positive brand perception, highly engineered product lines, extensive specification work, market experience and focus on customer satisfaction. In addition, we serve industry-leading customers across all of our markets. Our end-market and customer diversification, coupled with high aftermarket revenues, help reduce our exposure to any specific industry.

Most of our products are critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high. We believe our reputation for superior quality products and our ability to meet lead times as short as one day are highly valued by our customers, as demonstrated by their strong preference to replace their worn Rexnord products with new Rexnord products. Our customers’ preference to replace “like-for-like” products, combined with our significant installed base, enables us to achieve premium pricing, generates a source of recurring revenue and provides us a competitive advantage. Our products are marketed globally under brands such as Rex®, Falk® and Link-Belt®, using both direct and indirect channels. We believe the majority of our products are purchased by customers as part of their regular maintenance budgets and do not represent significant capital expenditures.

Our key PT product offerings include:

Gears

We are a leading manufacturer of gear drives and large gear sets for the heavy duty industrial market, with the number one position in the North American market for parallel shaft, right angle, and inline drives along with mill gear sets. Gear drives and gear sets reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment. Our gear drives, service and gear sets are used in a number of heavy duty industries. These primary industries include the natural resource extraction, steel, pulp and paper, chemical, forest and wood products. We manufacture a wide range of heavy duty, medium and light duty gear drives used for bulk material handling, mixing, pumping and general gearing applications. We also operate a gear service and repair business through our Product Service group (Prager™ and Falk Renew®). We believe we are the number one provider of gear repair, replacement parts and onsite services in the US. Generally, our gear drives and gear sets have an average replacement cycle of 5 to 20 years. We estimate that our aftermarket sales of gears comprise half of our overall gear sales. Our gear products are manufactured in our facilities in Wisconsin, Louisiana, Pennsylvania, Texas, Virginia, Australia, Canada, China and Germany. Our gear products are sold under the Falk™, Rex®, Link-Belt®, Stephan™ and Prager™ brand names. We categorize our gear products and services as follows.

•

Heavy duty gear drives. Heavy duty gear drives are generally sold in either parallel shaft or right angle configurations with torque ratings up to 15 million inch pounds. Heavy duty gear drives are typically used to power bulk material handling and conveying systems in the cement, coal and mining industries, as well as crushing, mixing, hoisting and marine applications.

•

Medium and light duty gear drives. Medium and light duty gear drives perform the same function as heavy duty gear drives, but with a maximum torque rating of 3 million inch pounds, and are typically used in medium and light duty material handling, mixing and pumping applications. Products include speed reducers, gearmotors, shaft mounts and mixer drives. We also buy and resell a range of private label products including worm drives, gearmotors and backstops.

•

General gearing. General gearing includes ring gears and pinions used in the hard rock mining, cement and power generation industries for large crushing and milling applications such as ball mills, SAG mills and cement kilns. Other products include outside heavy section castings (i.e., automotive die blocks) and large contract manufacturing.

•

Gear service and Repair. Falk Renew and Prager are our gearbox service and repair companies, servicing the largest installed base of geared products in the Americas. The service repair business is operated from facilities in Louisiana, Pennsylvania, Texas, Wisconsin, Canada, Australia, Brazil and Mexico.

Market. We believe we are the leading producer of gears in North America, and we sell our gear products to a variety of customers within numerous end markets. Market competition in the heavy duty gear industry is based primarily on quality, lead times, reputation for quality and cost. We estimate the global gear market to be approximately $4.5 billion. The global market is both competitive and fragmented, with a few significant competitors and none that dominate.

Couplings

Couplings are primarily used in high-speed, high torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Our couplings are sold to a variety of end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. We estimate that our aftermarket sales of couplings comprise half of our overall coupling sales. Our couplings are manufactured in our facilities in Alabama, Nebraska, Texas, Wisconsin, France and Germany.

Couplings are comprised of the grid, flexible disc, elastomeric and gear product lines and are sold under the Steelflex®, Thomas®, Omega®, Rex® Viva®, Wrapflex®, Lifelign®, True Torque® and Addax® brand names.

•	Grid. Grid couplings are lubricated couplings that offer simpler initial installation than gear couplings and the ability to replace in place. Our grid couplings are sold under the Steelflex® brand.

•

Flexible disc. Flexible disc couplings are non-lubricated, metal flexing couplings that are used for the transmission of torque and the accommodation of shaft misalignment. Our flexible disc couplings are sold under the Thomas®, Freedom™ and ModulFlex® brands.

•

Elastomeric. Elastomeric couplings are flexible couplings ideal for use in industrial applications such as pumps, compressors, blowers, mixers and many other drive applications and are marketed under the Rex Omega®, Rex® Viva® and Wrapflex® brands.

•	Gear. Gear couplings are lubricated couplings that are typically more torque dense than other coupling types. Our gear couplings are sold under the Lifelign® brand.

Market. The global couplings market is estimated at approximately $1 billion in annual sales and generally follows the investment cycles of the industries it supplies. We sell our couplings to a variety of customers in several end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. Global demand for couplings is split approximately equally among North America, Europe and the rest of the world. The couplings market is split between dry couplings and wet couplings and is fragmented, with numerous manufacturers.

Industrial Bearings

Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. These products are primarily sold for use in mining, aggregate, forest and wood products, construction equipment, and agricultural equipment industries. Industrial bearings are sold either mounted or unmounted. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. Bearings have an average replacement cycle of 3 to 5 years. We estimate that our aftermarket sales of industrial bearings products comprise more than half of our overall industrial bearings sales. We manufacture our industrial bearings products in our facilities in Indiana, Tennessee, Michigan and Illinois. Our primary industrial bearings products include:

•

Spherical Roller Bearings. Self-aligning and self-contained spherical roller bearings provide high capacity for heavy-duty and high-precision applications. They are used extensively on earth-moving equipment, vibrating screens, steel mill and paper mill equipment, embossing rolls, printing presses, and torque converters.

•

Ball Bearings. Ball bearings provide a versatility of application arrangements for carrying shafts with radial or combination radial and thrust loads. They are designed for general purpose industrial machinery, conveyors, chain and belt drives, fans and blowers, power transmission, and many other applications.

•

Cylindrical Roller Bearings. Metric series cylindrical roller bearings are manufactured to ABMA boundary dimensions. These bearings require minimum space and provide maximum rate capacity. Various configurations including separable inner and outer ring combinations offer ample application flexibility.

•

Filament and Sleeve Bearings. Filament bearings, sold under the Duralon® brand name, are self-lubricating bearings that feature a woven Teflon® fabric liner and can withstand demanding loads and speeds. Rigid sleeve bearings provide compact and reliable usage in applications where continuous operation and uninterrupted service are required. Because bearing material wears gradually, sudden breakdowns and costly maintenance are minimized. Sleeve bearings can handle a wide variety of applications such as log decks, sewage treatment equipment, furnaces and ovens, and fans and blowers.

Market. We believe we are one of the leading producers of mounted bearings in North America. We sell our industrial bearings products to a variety of customers within numerous end markets. Market competition in the bearings industry is based primarily on cost, quality, on-time delivery and market access.

Flattop

Our flattop chain is a highly engineered conveyor chain that provides a smooth continuous conveying surface that is critical to high-speed operations such as those used to transport cans and bottles in beverage-filling operations, and is primarily sold to the food and beverage, consumer products and parts processing industries. Flattop chain products generally need to be replaced every 4 to 5 years on average. We manufacture our flattop chain products in our manufacturing facilities in Wisconsin, Italy and the Netherlands. Our primary flattop chain products include:

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

•

MatTop® chain. MatTop® chain is our brand of modular chain that is made completely of plastic. Modular chain has an inherent advantage over competing products such as rubber belt and roller conveyors due to its more precise functioning, lower maintenance requirements and corrosion resistance. Modular chain applications have gradually expanded to include beverage and unit handling, and we have positioned ourselves as one of the top suppliers of modular chain to the food and beverages and other unit handling industries.

•

Conveyor components. We manufacture a full range of conveyor components that are sold in conjunction with our TableTop® and MatTop® chain products. These products, which include levelers and guide rails, enable us to offer a complete package of conveying and conveyor components.

Market. We market our flattop chain products directly to end users and market and sell these products to both OEMs and distributors. The flattop chain market has experienced and continues to undergo a shift towards plastic. We believe this trend towards plastic will continue in the flattop chain market as more food and beverages companies begin to replace their older conveyor lines and as container production continues to move away from the use of returnable glass bottles that have traditionally been conveyed on stainless steel chain. This trend has not yet significantly affected the European flattop chain market, however, as European manufacturers and processors have a propensity to use metal chains that conform to standardized designs. In addition, we believe there will be other additional growth opportunities as rubber belt and roller conveyor are replaced by newer technologies.

Aerospace Bearings and Seals

We supply our aerospace bearings and seals to the commercial aircraft, military aircraft and regional jet end markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our PT products for their aircraft platforms. Our aerospace bearings and seals products consist of rolling element airframe bearings sold under the Shafer® brand, slotted-entry and split-ball sliding bearings sold under the PSI® brand name and aerospace seals that are sold under the Cartriseal® brand name, which are primarily sold for use in both aerospace and industrial applications. Our aerospace bearings and seals products are manufactured in our facilities in Illinois and California and are supported by a direct sales organization, aerospace agents and distributors.

•

Rolling element airframe bearings (Shafer® bearing). We believe we are a leading supplier of rolling element airframe bearings. We also provide technical service, product development and testing and have achieved a strong position in the high performance oscillating bearing market. Shafer® roller bearings provide low friction, high load carrying capabilities and internal self-alignment and are used in landing gear, flight control systems and door systems.

•

Slotted-entry and split-ball sliding bearings (PSI® bearing). We believe we are a leading supplier of slotted-entry and split-ball sliding bearings. Slotted-entry bearings are utilized because of their reduced weight, smaller size and design flexibility and are used primarily in landing gears, flight control systems and engine mounts. Split-ball sliding bearings are used for their unidirectional axial load capabilities, additional total bearing area, high capacity and greater stiffness and are found in secondary control systems, such as slats and flaps, as well as applications such as landing gear retract actuators and fixed-end flight control actuators. We also manufacture split-race bearings, used in landing gears where high load and stiffness are required, which provide equal axial load capabilities in either direction, allowing more total bearing area, capacity and ease of installation and replacement.

•

Aerospace seals (Cartriseal®). We manufacture aerospace seals, turbine gearbox and accessory equipment seals and small turbine mainshaft seals and refrigeration compressor seals. We also manufacture contacting face seals and non-contacting, or lift off, face seals, circumferential seals and specialty seals used in gas turbine engines, gearboxes, auxiliary power units, accessory equipment, refrigeration compressors, industrial turbines and compressors.

Market. The aerospace components industry is highly fragmented and consists of many small, specialized companies and a limited number of larger, well-capitalized companies. We compete in product-specific markets that we estimate have historically been under $100 million in revenues. These relatively small markets are subject to stringent regulatory approvals, quality requirements and certification processes.

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

•

Highfield. Highfield manufactures a broad range of utility company barrel lock and key systems, security hardware, specialty tools, metal-formed sealing devices and safety valves. Its business is divided into four separate product groups, including security, oil valves, impellers and gas safety valves.

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

Stearns has a network of over 900 distributor branches servicing customers in numerous industries, including material handling, cranes, servomotors and actuators, conveyors and single-phase motor manufacturers. Approximately 80% of W.M. Berg’s sales are made to OEMs with the remaining sales generally going through distributors. For fiscal 2007, the majority of Highfield’s sales were made to wholesalers, utilities and installers.

We compete against a wide variety of niche manufacturers in each of our respective markets. The competition is generally local or regional in nature.

Industrial Chain

Our industrial chain products are manufactured in our facilities in Wisconsin, Germany, China and Brazil. These products are used in various applications in numerous industries, including food and food processing, beverage and container, mining, construction and agricultural equipment, hydrocarbon processing and cement and metals processing. Our primary industrial chain products include:

•

Engineered steel chain. Our engineered steel chain products, which are sold under the Link-Belt® and Rexnord® brand names, are designed and manufactured to meet the demands of customers’ specific applications. These products are used in many applications including cement elevators, construction and mining equipment and conveyors, and they are supplied to the cement and aggregate, energy, food and beverage, and forest and wood products industries.

•

Roller chain. In the United States, roller chain is a product that is generally produced according to an American National Standards Institute specification. As a result, roller chain has largely become a standardized or commoditized product, with very little differentiation between product manufactured in North America and low-cost imports from China and India. Largely because this product is late in its product life cycle, we no longer manufacture roller chain. However, because of the strength of our brands, we are able to maintain a level of sales to certain market segments at premium pricing with outsourced brand-labeled chain. Our roller chain product line, which is marketed under the Rexnord® and Link-Belt® brand names, is supplied to a variety of industries primarily for conveyor and mechanical drive applications.

Market. We market and sell our industrial chain products directly to OEMs, end users, and through industrial distributors. The roller chain market is principally comprised of commodity products, manufactured to industry standard specifications that are available from numerous sources. We believe we have a leading position in the North American market for engineered steel chain.

Water Management (WM)

We believe our Water Management platform is one of the leading suppliers of professional grade specification plumbing products serving the commercial, institutional, civil and public water works construction markets. Zurn’s products are project-critical, high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end-user loyalty. We also believe Zurn has one of the leading market shares in the majority of its product lines. Zurn’s end markets are principally specification-driven, and many of its product lines require stringent, third-party approvals prior to commercialization.

Over the last 106 years, Zurn has established itself as a leading designer, manufacturer and distributor of highly engineered water management products for the multi-billion dollar commercial and institutional construction, civil and public water works markets and, to a lesser extent, the residential construction and remodeling markets. Zurn has an extensive network of approximately 400 independent sales representatives across approximately 120 sales agencies in North America who work with local engineers, contractors, builders and architects to specify, or “spec-in,” Zurn’s products for use in construction projects. Once Zurn’s products are specified, these products will generally be used in future project designs. These specifications, combined with Zurn’s ability to innovate, engineer and deliver products and systems that save time and money for engineers, contractors, builders and architects, result in growing demand for Zurn products.

Zurn’s products are marketed through its widely recognized brand names, including ZURN®, WILKINS®, AQUAFLUSH®, AQUASENSE®, AQUAVANTAGE®, ZURN ONE SYSTEMS®, ECOVANTAGE®, AQUASPEC® and Zurn PEX. Through the strength of these brands and the ability to leverage the breadth of the product line, Zurn has maintained its leadership position in the industry.

Our key WM product offerings include:

Specification Drainage

Specification drainage products are used to control storm water, process water and potable water in various commercial, industrial, civil and irrigation applications. This product line includes point drains (such as roof drains and floor drains), linear drainage systems, interceptors, hydrants, fixture carrier systems, chemical drainage systems and light commercial drainage products.

Our specification drainage products include:

•

Point Drains. Roof and floor drains, sold under the ZURN® brand name, are installed in various applications to control storm water or process water. These drains range in size from 2” to 12” in thousands of different configurations, including many specialty drains, and are designed for specific applications in roof and floor construction in commercial office buildings, schools, manufacturing facilities, restaurants, parking garages, stadiums and most any other facility where control of water is required. All of our point drain products have various options that allow the engineer to configure and specify the right drain for the specific application. Included in this product line are many labor-saving devices that are designed to make the installation of the drains much faster and easier for the contractor.

•

Linear Drainage Systems. Linear drainage systems are sold under the Flo-Thru® brand and are designed to control large amounts of water in outdoor applications such as shipping ports, airports, commercial buildings and highways. Our linear drains are manufactured from various materials including stainless steel, fiberglass and high density polyethylene and range from 2 to 10 feet in length and from 4” to 26” in width. Our Hi-Cap high capacity drains are 80” long with throat dimensions from 12” to 23” wide. Hi-Cap drains are used primarily in roadside drainage applications. We also manufacture specialty linear drainage products designed for applications such as fountains, football fields and running tracks.

•

Interceptors. We offer a complete line of grease, solids and oil interceptors, which are designed to prevent harmful or undesirable substances from entering wastewater control systems. Grease interceptors are used primarily in restraints to keep grease from entering wastewater systems and creating damaging clogs. Solid interceptors are used in various applications to remove any type of solid from the waste stream, including hair, lint and sand. Oil interceptors are used in applications such as filling stations, where oil could otherwise potentially mix with storm water or waste water.

•

Hydrants. We manufacture a complete line of hydrants, which provide potable water sources in various locations throughout commercial and industrial facilities. Our hydrants are designed to be installed on the exterior of facilities and will prevent freezing of water lines in cold climates. Various configurations of the hydrants, including wall hydrants, ground hydrants, post hydrants and yard hydrants, are manufactured with hose connections of various sizes, depending on the desired water flow rate.

•

Fixture Carrier Systems. Zurn fixture carrier systems are the mechanisms by which toilets, urinals and lavatories are retained to the wall. These products are manufactured from steel and cast iron for standard duty, heavy duty, extra heavy duty and bariatric applications, with load ratings ranging from 300 to 1,000 pounds.

•

Chemical Drainage Systems. Zurn’s chemical drainage systems include the pipe and fittings required to handle corrosive waste streams from pharmaceutical, food processing and laboratory facilities. These products are manufactured from polypropylene and PVDF (polyvinylidene fluoride) and in sizes from 1 1/2” to 4” in diameter, with special fabrications of up to 10” in diameter.

•

Light Commercial. Zurn’s light commercial product line offers a complete selection of PVC (poly-vinyl-chloride), ABS (acrylonitrile-butadiene-styrene), brass and cast iron drainage products to wholesalers serving the light commercial and residential end user. Our light commercial offerings include many non-specification variations of our other specification drainage products described above.

PEX

PEX is our product line manufactured out of cross-linked polyethylene into tubing. PEX is essentially polyethylene (PE) material (a thermoplastic that consists of a series of ethylene hydrocarbon chains) which has undergone a chemical or physical reaction that causes the molecular structure of the PE chains to link together. This reaction creates a three dimensional structure which has superior resistance to high temperature and pressure. Properly manufactured PEX tubing demonstrates superior characteristics at elevated temperatures and pressures (as compared to uncross-linked polyethylene) in the areas of tensile strength, resistance to deformation, resistance to corrosion and mineral build-up, creep resistance, abrasion resistance, impact strength and chemical resistance. This makes PEX a perfect product for high temperature and pressure fluid distribution piping.

Our PEX products include complete lines of pipe, fittings, valves and installation tools for both potable water and radiant heating systems. These systems are engineered in our facilities in Commerce, Texas, Elkhart, Indiana and Erie, Pennsylvania, to meet stringent NSF requirements.

Our PEX products include:

•

PEX Plumbing Systems. Our PEX plumbing line includes brass and polymer insert and crimp fittings, a proprietary line of crimp rings, valves and manifolds and PEX tube in sizes from 1/4” to 1 1/4” in diameter. These plumbing systems are used by residential and commercial builders in place of traditional copper piping systems.

•

PEX Radiant Heating Systems. Our PEX radiant heating line includes the manifolds, control valves, fittings and PEX tube necessary to install a radiant heating system. Radiant heating systems, in which PEX tube is installed in the floor to transfer heat from circulated hot water into a building, are used in place of traditional forced air heating systems.

Water Control

Our water control products are sold under the Wilkins brand name and encompass a wide variety of valves, including backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These products are designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at the University of Southern California (“USC”) and the National Sanitation Foundation (“NSF”), and are sold into the commercial and industrial construction end markets as well as the fire protection, waterworks and irrigation end markets.

Our water control products include:

•

Backflow Preventers. We offer a complete line of backflow prevention valves, which are designed to protect potable water systems from cross-connection with contaminated liquids, gases or other unsafe substances by stopping the unwanted reverse flow of water. Our backflow preventers accommodate a range of pipe sizes from 1/4” to 12” and cover a wide variety of specific applications in the plumbing, irrigation, municipal, fire protection and industrial end-markets. All backflow preventers are highly engineered and specified to exceed rigorous industry approvals and standards.

•

Fire System Valves. Zurn provides control valves for commercial fire hose and fire sprinkler systems under the Pressure-Tru and Wilkins brand names. These products are designed to regulate the pressure of water in fire prevention systems in high-rise buildings, as well as opening and closing flow in pipe sizes standard to the industry.

•

Relief Valves. Wilkins relief valves are designed to lower water pressure to safe and manageable levels for commercial, residential, industrial and irrigation applications in a wide variety of pipe sizes. These valves also promote water conservation. Inlet pressures as high as 400 psi are accommodated with both direct acting and pilot operated valves.

•

Thermostatic Mixing Valves. Zurn’s Aqua-Guard valves thermostatically balance the hot and cold water mix in commercial and residential hot water and hydronic heating systems. The valves provide protection against hot water scalding, help prevent the growth of bacteria in hot water systems and promote energy conservation.

Commercial Brass

Zurn’s commercial brass products include manual and sensor operated flush valves marketed under the AQUAFLUSH®, AQUASENSE® and AQUAVANTAGE® brand names and heavy duty commercial faucets marketed under the AQUASPEC® brand name. Innovative water conserving fixtures are marketed under the ECOVANTAGE® and Zurn One® brand names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants and industrial production buildings. The Zurn One Systems® integrates commercial brass and fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time- and cost-saving means of delivering commercial and institutional bathroom fixtures.

Our Industries

Through our two strategic platforms, we manufacture and distribute highly engineered, mission critical products to the power transmission and water management industries. These industries span a broad and diverse array of commercial and industrial end markets with fundamental long-term growth characteristics.

Power Transmission Industry

According to Industrial Market Information, Inc., the domestic PT industry accounts for approximately $84 billion in sales per year. Of this overall estimated PT industry, the relevant domestic market for our current product offerings is approximately $5 billion, which includes all product categories in all industries in which we currently compete. The PT industry is fragmented with most participants having limited product lines and serving specific geographic markets. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to us, including the Emerson Power Transmission division of Emerson Electric and the Dodge Manufacturing division of Baldor Electric. The industry’s customer base is broadly diversified across many sectors of the economy. We believe that growth in the PT industry is closely tied to overall growth in industrial production, which we believe to have significant long-term growth fundamentals.

PT products are generally critical components in the machinery or plant in which they operate, yet they typically represent only a fraction of an end user’s total production cost. However, because the costs associated with product failure to the end user can be substantial, we believe end users in most of the markets we serve focus on products with superior quality, reliability and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop a reputation for quality and reliability, as well as an extensive distribution network to maintain attractive margins on products and gain market share.

The PT industry is also characterized by the need for significant start-up capital expenditures, experience with sophisticated engineering requirements, the ability to produce a broad number of niche products with very little lead time and long-standing customer relationships. In addition, we believe there is an industry trend of customers increasingly consolidating their vendor bases, which we expect should allow suppliers with broader product offerings to capture additional market share. We believe entry into our markets by competitors with lower labor costs, including foreign competitors, will be limited due to the fact that we manufacture highly specialized niche products that are mission critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high.

Water Management Industry

According to the U.S. Census Bureau, U.S. nonresidential construction expenditures were approximately $586.0 billion in 2006. We estimate that the relevant market within nonresidential construction for Zurn’s current product offerings is approximately $4.0 billion. We believe the segment in which Zurn participates is relatively fragmented and that most competitors offer limited product lines. Although Zurn competes against numerous competitors with limited products or scale, one competitor, Watts Water Technologies, competes with Zurn across several lines on a nationwide basis. Zurn also competes against Sloan Valve Company in flush valves, Uponor (formerly Wirsbo) in PEX piping and Geberit in commercial faucets.

We believe the segment of the water management industry in which Zurn competes is closely tied to growth in commercial and industrial construction, which we believe to have significant long-term growth fundamentals. Historically, the commercial and institutional construction industry has been more stable and less vulnerable to down-cycles than the residential construction industry. Compared to residential construction cycles, downturns in commercial and institutional construction have been shorter and less severe, and upturns have lasted longer and had higher peaks.

Water management products tend to be project-critical and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end-user loyalty. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many water management products must be tested and approved by USC or NSF before they may be sold. In addition, many of these products must meet detailed specifications set by water management engineers, contractors, builders and architects. As a result, these products are highly engineered to meet these precise specifications and stringent regulatory requirements.

The industry’s specification-driven end markets require manufacturers to work closely with engineers, contractors, builders and architects in local markets across the United States, to design specific applications on a project-by-project basis. Accordingly, flexibility in design and product innovation is critical to compete effectively. Also important are relationships with local engineers, contractors, builders and architects who specify or “spec-in” products for use in construction projects. Companies with a strong network of such relationships have a competitive advantage, in that once an engineer, contractor, builder or architect has specified a company’s product with satisfactory results, he or she will generally continue to use that company’s products in future projects.

Acquisitions

The Zurn Acquisition

On February 7, 2007 we acquired Zurn from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $669.3 million. This acquisition created a new strategic water management platform for the Company. Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for plumbing fixtures and fittings. It designs and manufactures plumbing products used in commercial and industrial construction, renovation and facilities maintenance markets in North America, and holds a leading market position across most of its businesses. Zurn is included in our results of operations from February 8, 2007 through March 31, 2007.

The Apollo Transaction

On July 21, 2006, certain affiliates of Apollo and certain members of management purchased the Company from The Carlyle Group for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility) and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from its then existing shareholders for $1,018.4 million, including transaction costs; (ii) repay all outstanding borrowings under our previously existing credit agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all $225.0 million of our 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

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

The Falk Acquisition

On May 16, 2005, we acquired the Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation, for $301.3 million ($306.2 million purchase price including related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. Falk is a manufacturer of gears and lubricated couplings and is a recognized leader in the gear and coupling markets. The Falk acquisition significantly enhanced our position as a leading manufacturer of highly engineered PT products. By combining our leadership positions in flattop chain, industrial bearings, non-lubricated couplings and industrial chain with Falk’s complementary leadership positions in gears and lubricated couplings, as well as a growing gear repair business, the Falk acquisition resulted in a comprehensive, market-leading product portfolio that we believe to be one of the broadest in the PT industry. Falk is included in our results of operations from May 16, 2005.

Customers

Power Transmission Customers

Our PT components are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. With over 1,900 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. One of our industrial distributors accounted for 10.7%, 11.8% and 9.0% of net sales during the years ended March 31, 2007, 2006 and 2005, respectively.

Rather than serving as passive conduits for delivery of product, our industrial distributors participate in the overall competitive dynamic in the PT industry. Industrial distributors play a role in determining which of our PT products are stocked at their distributor centers and branch locations and, consequently, are most readily accessible to aftermarket buyers, and the price at which these products are sold.

We market our PT products both to OEMs and directly to end users to cultivate an end-user preference for our PT products. We believe this customer preference is important in differentiating our PT products from our competitors’ products and preserves our ability to influence distributors to recommend Rexnord products to OEMs and end users. In some instances, we have established a relationship with the end user such that we, the end user, and the end user’s preferred distributor enter into a trilateral agreement whereby the distributor will purchase our PT products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from the trend towards rationalizaing suppliers by industrial distributors.

Our PT products are moving, wearing components that are consumed in use and require regular replacement. This gives rise to an on-going aftermarket opportunity.

Water Management Customers

Our WM products are branded under the Zurn tradename and distributed through independent sales representatives; wholesalers such as Ferguson, Hughes, and Hajoca; home centers such as The Home Depot and Lowe’s; and industry-specific distributors in the food service, industrial, janitorial and sanitation industries. Independent sales representatives work with wholesalers to assess and meet the needs of building contractors. They also combine knowledge of Zurn’s products, installation and delivery with knowledge of the local markets to provide contractors with value added service. We use several hundred independent sales representatives nationwide, along with a network of approximately 70 third-party warehouses, to provide its customers with 24-hour service and quick response times.

In addition to our domestic WM manufacturing facilities, we have maintained a global network of independent sources that manufacture high quality, lower cost component parts for our commercial and institutional products. These sources fabricate parts to our specifications using our proprietary designs, which enables us to focus on product engineering, assembly, testing and quality control. By closely monitoring these sources and through extensive product testing, we are able to maintain product quality and be a low-cost producer of commercial and institutional products.

Product Development

In both of our PT and WM platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the PT platform, we had 148 active U.S. patents and 572 foreign patents as of March 31, 2007. In addition, we thoroughly test our PT products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional PT solutions. In our WM platform, we had 27 and 43 active U.S. and foreign patents, respectively as of March 31, 2007. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn’s plumbing products are known in the industry for such innovation.

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

Rexnord Business System

The goal of RBS is to deliver the highest level of customer satisfaction through the elimination of unnecessary costs or waste from every business process. This operational excellence initiative has been and will continue to be implemented at all operating levels in order to reduce lead times and improve cash flow. RBS is based on three basic tenets: People, Plan and Process, and focuses on the development of industry-leading talent, a rigorous strategic planning process and deployment of a lean process necessary to achieve the strategic plan. Implementation of RBS is focused on accelerating growth, improving quality and delivery and reducing costs. RBS encompasses a lean enterprise strategy, the goals of which include improvement of inventory management, customer delivery, plant utilization and a lower cost structure.

Suppliers and Raw Materials

The principal materials used in our PT manufacturing processes are commodities available from numerous sources. The key metal materials used in our manufacturing processes include: sheet, plate and bar steel, castings, forgings and a variety of components. The key non-metal materials used include high-performance engineered plastic. We believe there is a readily available supply of materials in sufficient quantity from a variety of sources. We have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity supplies.

We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into contracts for certain large commodity purchases. Although currently we are not a party to any unconditional purchase obligations, including take-or-pay contracts or through-put contracts, in the past, these contracts generally have had one- to five-year terms and have contained competitive and benchmarking clauses to ensure competitive pricing.

Within our WM platform, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. Our policy is to maintain alternate sources of supply for our important materials and components wherever possible. Historically, we have been able to successfully apply this policy, and consequently are not dependent on a single source for any raw material or component. The materials and components required for our WM manufacturing operations have been readily available, and we do not foresee any significant shortages.

Backlog

Our backlog of unshipped PT orders was $405.0 million and $307.0 million at March 31, 2007 and 2006, respectively. Our WM segment operates with minimal backlog based upon the nature of the markets and customers it serves and currently has a backlog of unshipped orders of approximately $19.0 million as of March 31, 2007, which is comparable to where it historically has been.

Geographic Areas

For financial information about geographic areas, see Note 19 of the Notes to Consolidated Financial Statements in this Form 10-K.

Seasonality

We do not experience significant seasonality of demand for our PT products, although sales generally are slightly higher during our fourth fiscal quarter as our customers spend against recently approved capital budgets and perform maintenance and repairs in advance of spring and summer activity. Our end markets also do not experience significant seasonality of demand.

Demand for our WM products is primarily driven by non-residential construction activity, remodeling and home starts. Accordingly, many external factors affect our WM business, including weather and the impact of the broader economy on our end markets. Weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.

Employees

As of March 31, 2007, we had approximately 7,100 employees, of whom approximately 5,100 were employed in the United States. Approximately 13.4% of our North American employees are represented by labor unions. The seven U.S. collective bargaining agreements to which we are a party will expire in May 2008, August 2008, February 2009, December 2009, August 2010, September 2010 and October 2010, respectively. Additionally, approximately 15.8% of our workforce is employed in Europe, where trade union membership is common. We believe we have a satisfactory relationship with our employees, including those represented by labor unions.

Environmental Matters

Our operations and facilities are subject to extensive federal, state, local and foreign laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with these requirements. We believe that our business, operations and facilities are being operated in material compliance with applicable environmental, health and safety laws and regulations. However, the operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations or the permits required for our operations, could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the capital or operating costs of cleanup, regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental, health and safety laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Some environmental laws and regulations, including the federal Superfund law, impose liability to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties, or PRPs, for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at several of our current or former facilities, and have been named as a PRP at several third party Superfund sites. See “Legal Proceedings—Power Transmission” for a discussion regarding our Downers Grove, Illinois facility and the Ellsworth Industrial Park Site. The discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of current reserves and/or available indemnification. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not applicable to operating facilities. We also may face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or ground water at our current or former facilities.

Zurn is investigating and/or remediating known or potential contamination at a number of present and former operating or disposal sites, including closure or post-closure obligations under the Resource Conservation and Recovery Act, or RCRA, and it has been named as a PRP at a number of sites under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA or comparable state statutes. The discovery of additional contamination or the imposition of more stringent cleanup requirements could require Zurn to make significant expenditures in excess of current reserves and/or available insurance coverage. Zurn also may face liability for alleged personal injury or property damage claims due to exposure to hazardous substances used or disposed of by Zurn, that may be contained within its current or former products, or that are present in the soil or ground water at its current or former facilities.

ITEM 1A. RISK FACTORS.

We have identified the following material risks to our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. If any of the following risks materialize, our business, financial condition or results of operations could be materially and adversely affected.

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

Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our senior secured credit facilities is unhedged variable-rate debt. Also, we may still incur significantly more debt, which could intensify the risks described above.

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

Within the WM platform, we compete against both large international and national rivals, as well as many regional competitors. Some of our competitors have greater resources than we do. Significant competition in any of our given markets can result in substantial pressure on its pricing and profit margins, thereby adversely affecting its financial results. As a result of pricing pressures, we may in the future experience reductions in profit margins. We cannot provide assurance that we will be able to maintain or increase the current market share of its products successfully in the future.

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

The demand in the water management industry is influenced by new construction activity and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, including the overall strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates and interest rates. Any declines in commercial, institutional or residential construction starts or demand for replacement building and home improvement products may adversely impact us, and there can be no assurance that any such adverse effects would not be material and would not continue for a prolonged period of time.

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

In addition to our own direct sales force, we depend on the services of independent distributors to sell our PT products and provide service and aftermarket support to our customers. We rely on an extensive distribution network, with over 1,900 distributor locations nationwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the PT industry. Industrial distributors play a significant role in determining which of our PT products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitors’ products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a short notice period. The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially and adversely affect our business, financial condition or results of operations. Within WM, we depend on a network of several hundred independent sales representatives and approximately 70 third-party warehouses to distribute its products and is subject to similar risks.

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

On December 6, 2006, we experienced an explosion at our primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of our gear product line and, to a lesser extent, our coupling product line. Our core production capabilities were substantially unaffected by the accident.

To date, we have not experienced any material customer losses or order cancellations as a result of our temporary inability to produce and deliver products from Canal Street. As of March 31, 2007, shipments have recommenced and all Canal Street employees have been recalled and are working at the facility in their pre-accident roles and/or assisting in the restoration process. While as of March 31, 2007, the majority of our production capability has been regained, the full extent of the damage and the impact on future production and sales is not yet fully determinable. We may experience a delay, and as a result a potential decline, in our gear products shipments, and to a lesser extent in coupling shipments, due to this temporary loss of production capacity in this facility. A prolonged delay could lead to a loss of customers for these products, and possibly for some of our other products. We may experience difficulties in procuring replacement machinery and tooling for equipment that was damaged in the explosion, and we therefore cannot assure you when the facility will be operating at full capacity. Due to a possible delay in obtaining component parts with long lead times, we also cannot assure you as to when the facility will return to shipping product in the same volumes as prior to the accident.

There also can be no assurance that our insurance coverage will cover all of our losses from this incident, or that we will not have to engage in protracted litigation to recover under our insurance policies. Even if the insurance carriers acknowledge broad coverage, the facility reconstruction and insurance claim process may take an extended period of time to complete. In addition, we may face workers’ compensation, personal injury, or other tort claims for injury or property damage allegedly caused by the incident. It is also possible that we may be subject to civil penalties. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be fully covered by insurance. As a result of the foregoing and other matters relating to or resulting from this event, there can be no assurance as to the long term effect this incident will have on us or our financial condition.

We are subject to numerous asbestos claims.

We are a co-defendant in approximately 5,200 personal injury lawsuits involving approximately 46,200 plaintiffs pending as of March 31, 2007, in various courts in the United States primarily related to alleged exposure to asbestos contained in industrial boilers formerly manufactured by a segment of Zurn. Our potential liability for asbestos-related claims currently pending against us as well as the claims expected to be filed through 2016 is estimated at approximately $136.0 million, of which $102.0 million is expected to be paid by 2016. These claims are handled by our insurers pursuant to a coordinated defense strategy and, to date, all defense and settlement costs have been paid by our insurers. In the event any such carriers become insolvent in the future, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have an adverse impact on our business, financial condition or results of operations.

Weather could adversely affect the demand for WM’s products and decrease its net sales.

Demand for our WM products is primarily driven by commercial, institutional and residential construction activity. Weather is an important variable affecting its financial performance as it significantly impacts construction activity. Spring and summer months in the United States and Europe represent the main construction seasons. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in Zurn’s net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the seasonal increase in its net sales and earnings during the spring months.

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

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved or that others will not infringe on or challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could materially and adversely affect our business, financial condition or results of operations. In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products, such as flattop chain. An adverse ruling in any such litigation could have a material and adverse affect on our business, financial condition or results of operations. Similar risk also applies to Zurn’s U.S. and foreign patents, patent applications, registered trademarks and other proprietary rights, which we believe are important to its success, potential growth and competitive position.

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

As of March 31, 2007, we had approximately 7,100 employees, of whom approximately 5,100 were employed in the United States. Approximately 13.4% of our North American employees are represented by labor unions. The seven U.S. collective bargaining agreements to which we are a party will expire in May 2008, August 2008, February 2009, December 2009, August 2010, September 2010 and October 2010, respectively. Additionally, approximately 15.8% of our workforce is employed in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently satisfactory, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could materially and adversely affect our business, financial condition or results of operations. In addition, if a greater percentage of our workforce becomes unionized, our business, financial condition or results of operations could be materially and adversely affected. Many of our direct and indirect customers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the International Brotherhood of Teamsters or Teamsters Union. Any interruption in the delivery of our products could reduce demand for our products and could have a material and adverse effect on our business, financial condition or results of operations.

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

Achieving the expected benefits of the Zurn acquisition will depend on the timely and efficient integration of Zurn’s technology, operations, business culture and personnel into our Company. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the acquisition. The challenges involved in this integration include, among others:

•	potential disruption of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of Zurn;

•	conforming Zurn’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

The Zurn acquisition may not be successfully received by our or Zurn’s customers, distributors or suppliers. In addition, we may encounter unforeseen obstacles or costs in the integration of the Zurn acquisition. Furthermore, the presence of one or more material liabilities of the Zurn business that were unknown to us at the time of acquisition may have a material adverse effect on our business.

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

Congress recently passed legislation (which was signed into law by President Bush) to reform funding requirements for underfunded pension plans. The legislation, among other things, increases the percentage funding target from 90% to 100% and requires the use of a more current mortality table in the calculation of minimum yearly funding requirements. Our future required cash contributions to our U.S. defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. In addition, if the performance of assets in our pension plans does not meet our expectations, if the Pension Benefit Guaranty Corporation, or PBGC, requires additional contributions to such plans as a result of the recent acquisitions, or if other actuarial assumptions are modified, our future required cash contributions could increase. Any such increases could have a material and adverse effect on our business, financial condition or results of operations.

The need to make these cash contributions may reduce the cash available to meet our other obligations, including our debt obligations with respect to our Senior Secured Credit Facility, our Senior Notes and our Senior Secured Notes, or to meet the needs of our business. In addition, the PBGC may terminate our defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that its risk may increase unreasonably if such plans continue. In the event a plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger pension obligation than that based on the assumptions we have used to fund such plan), and the PBGC could assert a lien on material amounts of our assets.

Our historical financial information is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with the Zurn, Apollo and Falk acquisitions and due to the different basis of accounting used by Invensys and its affiliates prior to the Carlyle acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Within PT we have 29 manufacturing and four repair facilities, 22 of which are located in North America, six in Europe, one in Australia, one in South America and three in Asia. With the exception of one plant located in Downers Grove, Illinois, each of our facilities is dedicated to the manufacture of a single product line. All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.

We own and lease our PT facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal PT manufacturing and repair facilities:

Facility Location	Product	Size (square feet)	Owned Leased
North America

Auburn, AL	Coupling	130,000	Leased
Benton Harbor, MI	Industrial Bearings	30,000	Leased
Bridgeport, CT	Special Components	31,000	Owned
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Deer Park, TX	Gear Repair	31,000	Leased
Downers Grove, IL	Industrial Bearings and Aerospace	248,000	Owned
Grafton, WI	Flattop	95,000	Owned
Horsham, PA	Gear	80,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	54,000	Leased
East Rockaway, NY	Special Components	20,000	Owned
East Rockaway, NY	Special Components	20,000	Leased
Milwaukee, WI	Gear	1,100,000	Owned
New Berlin, WI	Gear Repair	44,000	Leased
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	75,000	Leased
Simi Valley, CA	Aerospace	37,000	Leased
Stuarts Draft, VA	Gear	93,000	Owned
Toronto, Canada	Gear Repair	30,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned
Wheeling, IL	Aerospace	83,000	Owned

Europe

Betzdorf, Germany	Industrial Chain	179,000	Owned
Corregio, Italy	Flattop	79,000	Owned
Dortmund, Germany	Coupling	36,000	Owned
Gravenzande, Netherlands	Flattop	117,000	Leased
Hamelin, Germany	Gear	374,000	Leased
Raon L’etape, France	Coupling	217,000	Owned

South America

Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned

Australia

Newcastle, Australia	Gear	43,000	Owned

Asia

Changzhou, China	Gear	206,000	Owned
Shanghai, China	Gear	40,000	Leased
Shanghai, China	Industrial Chain	161,000	Leased

Our Water Management facilities are principally located in the U.S. and Canada, as set forth below:

Facility Location	Use	Size (square fee)	Owned Leased
Canada

Mississauga, Ontario	Manufacturing/Warehouse	27,878	Leased

United States

Abilene, Texas	Warehouse	176,650	Owned
Bensalem, Pennsylvania	Warehouse/Office	40,000	Leased
Commerce, Texas	Manufacturing/Distribution	175,000	Owned
Dallas, Texas	Warehouse/Office	55,020	Leased
Elkhart, Indiana	Manufacturing/Distribution	110,000	Owned
Erie, Pennsylvania	Manufacturing/Office/Distribution	210,562	Leased
Erie, Pennsylvania	Manufacturing/Office	110,000	Owned
Falconer, New York	Manufacturing/Warehouse/Distribution	151,520	Leased
Fresno, California	Warehouse/Office	50,000	Leased
Gardena, California	Office/Warehouse/Distribution	73,987	Owned
Harborcreek, Pennsylvania	Warehouse/Office	100,000	Leased
Hayward, California	Warehouse/Office	23,640	Leased
Norcross, Georgia	Warehouse/Office	96,000	Leased
Northwood, Ohio	Warehouse	17,920	Leased
Paso Robles, California	Manufacturing/Office	158,000	Owned
Sacramento, California	Warehouse	16,000	Leased
Sanford, North Carolina	Assembly/Office	78,000	Owned

In addition, we lease sales office space in Taipei, R.O.C. and an engineering and sourcing center in Zhuhai, China. We also currently lease approximately 15,134 square feet of office space that had previously been the Jacuzzi Brands, Inc. corporate headquarters in West Palm Beach, Florida.

We believe our PT and Water Management properties are sufficient for our current and future needs.

ITEM 3. LEGAL PROCEEDINGS.

Legal Proceedings—Power Transmission

Our PT entities are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, we believe the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In connection with the Carlyle acquisition, Invensys has provided us with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. We believe that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify us with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900.0 million. The following paragraphs summarize the most significant actions and proceedings:

•

In 2002, we were named as a PRP, together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), by the United States Environmental Protection Agency, or USEPA, and the Illinois Environmental Protection Agency, or IEPA. Our Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from our property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site. In support of the USEPA and IEPA, in July 2004 the Illinois Attorney General filed a lawsuit (State of Illinois v. Precision et al.) in the Circuit Court of DuPage County, Illinois against us and the other PRP companies seeking an injunction, the provision of potable water to approximately 800 homes, further investigation of the alleged contamination, reimbursement of certain costs incurred by the state and assessment of a monetary penalty. In August 2003, several PRPs, including us, entered into an Administrative Order by Consent, or AOC, with the USEPA, IEPA and State of Illinois et al. that required the PRPs to pay $4.275 million to fund the hook-up of about 800 homes to municipal water and to undertake continuing investigation of the Site. We agreed to pay $306,500 of that fund under an interim allocation. The AOC is expected to resolve a significant portion of the State of Illinois lawsuit. Subsequently, we were notified by the USEPA that an expanded Site investigation will be required. Our allocated share of future costs related to the site, including for investigation and/or remediation, could be significant.

•

We are also a defendant in a pending lawsuit alleging personal injury stemming from contamination that allegedly, in whole or in part, originated from the Ellsworth Industrial Park Site. The lawsuit entitled Jana Bendik v. Precision Brand Products et al. v. Rexnord Corporation et al. was filed in April 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois and seeks monetary relief. Two other suits allegedly related to the Ellsworth Industrial Park Site were recently settled: Kevin Pote, et al. v. Ames Supply Co. et al. was filed in December 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois. The complaint sought compensatory and punitive damages recoverable under the Illinois Wrongful Death and Survival Statute and the costs of the suit. A sealed, global settlement of all claims was reached with all Pote defendants in March, 2007. Muniz et al. v. Rexnord Corporation et al., was a class action filed in April 2004 in the United States District Court for the Northern District of Illinois. A global settlement was reached in late 2006 with the plaintiffs in the Muniz matter. The Muniz settlement covers past and future costs related to property damage incurred by the plaintiffs as well as certain damages for injuries, but does not release defendants from any potential future claims for non-property damages. The settlement amounts originally allocated to, and paid by, us are subject to further reallocation through a binding arbitration process. The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, we believe we have meritorious defenses to these matters. Pursuant to its indemnity obligation, Invensys is defending us in these matters and has paid 100% of our related costs to date. To provide additional protection, we have sued our insurance companies for a declaration of coverage as to these matters.

•

We have been named as a defendant in over 630 lawsuits (with approximately 6,800 claimants) pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by our Stearns division. Invensys and FMC, the prior owner of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, our Prager subsidiary has been named as a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,600 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. To date, Invensys has paid 100% of the costs related to the Prager lawsuits, and we believe that we also have insurance coverage for our legal defense costs related to such suits.

•

The Kimberly St. Cin, Individually and as surviving spouse of Robert St. Cin, decedent v. The Falk Corporation, et al., wrongful death claim against Falk was settled and such settlement approved by the court on October 23, 2006. Our settlement contribution was within reserves previously established by us.

In connection with the Falk acquisition, Hamilton Sundstrand has provided us with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. We believe that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify us with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk is a defendant in over 140 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 4,100 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Falk in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

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

Legal Proceedings—Water Management

Our Water Management group entities are party to legal proceedings that we believe to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to its financial condition, results of operations or cash flows.

As of March 31, 2007, we and an average of 80 other unrelated companies were defendants in approximately 5,200 asbestos related lawsuits representing approximately 46,200 claims. The suits allege damages in an aggregate amount of approximately $11.8 billion against all defendants. Plaintiffs’ claims against us allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by our insurers.

We use an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. Based on this firm's analysis, we currently estimate that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2016 is approximately $136.0 million, of which we expect to pay approximately $102.0 million through 2016 on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of our defense strategies and settlement initiatives. As a result, our actual liability could differ from our estimate described herein. Further, while our current asbestos liability is based on an estimate of claims through 2016, such liability may continue beyond 2016, and such liability could be substantial.

We estimate that our available insurance to cover our potential asbestos liability as of March 31, 2007, is approximately $287.0 million, and we believe that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of our insurance carriers, certain coverage gaps will exist if and after our other carriers have paid the first $211.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, we estimate that we would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $287.0 million of coverage, we estimate that we would need to satisfy an additional $80 million of asbestos claims. If we are required to pay any such amounts, we could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of March 31, 2007, we recorded a receivable from our insurance carriers of $136.0 million, which corresponds to the amount of our potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $287.0 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $287.0 million. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of our carriers.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions, based upon current information we believe that the eventual outcome of these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

No established public trading market for RBS Global, Inc. common stock or Rexnord LLC membership units currently exists.

Dividends

RBS Global, Inc. and Rexnord LLC did not pay dividends during the years ended March 31, 2007, 2006 and 2005 on their common stock or membership interests, and it is our current policy to retain earnings to repay debt and finance our operations. In addition, our senior credit facility and outstanding notes significantly restrict the payment of dividends on our common stock and membership interests.

Holders

As of May 24, 2007, the common stock of RBS Global, Inc. was wholly owned by our indirect parent company Rexnord Holdings. RBS Global, Inc. is the sole member of Rexnord.

Securities Authorized for Issuance under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” located elsewhere in this Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

No securities were sold during the fourth quarter ended March 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

The following table of selected historical financial information is based on our consolidated financial statements included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. The Statement of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements. These financial statements do not include the accounts of Rexnord Holdings, the indirect parent company of RBS Global, Inc.

(dollars in millions)	Period from July 22, 2006 through March 31, 2007 (1)	Predecessor (3)					Predecessor Basis of Accounting (3)
		Period from April 1,2006 through July 21, 2006	Year ended March 31, 2006 (2)	Year ended March 31, 2005	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002
Statement of Operations:
Net Sales	$921.5	$334.2	$1,081.4	$811.0	$712.8	$252.5	$469.3
Cost of Sales (4)	628.2	237.7	742.3	555.8	485.4	162.1	310.5

Gross Profit	293.3	96.5	339.1	255.2	227.4	90.4	158.8
Selling, General and Administrative Expenses	159.3	63.1	187.8	153.6	148.1	52.9	103.1
Restructuring and Other Similar Costs	—	—	31.1	7.3	2.6	—	7.5
Curtailment Gain	—	—	—	—	(6.6)	—	—
Gain on Canal Street Accident, net	(6.0)	—	—	—	—	—	—
Transaction-Related Costs	—	62.7	—	—	—	—	—
Income from Litigation Settlement	—	—	—	—	—	—	(2.3)
Amortization of Intangible Assets	26.9	5.0	15.7	13.8	13.9	4.6	1.1

Income (Loss) from Operations	113.1	(34.3)	104.5	80.5	69.4	32.9	49.4
Non-Operating Income (Expense):
Interest Expense, net	(105.0)	(21.0)	(61.5)	(44.0)	(45.4)	(16.3)	(13.0)
Other Income (Expense), net	5.7	(0.4)	(3.8)	(0.7)	(1.1)	(0.5)	(0.1)

Income (Loss) Before Income Taxes	13.8	(55.7)	39.2	35.8	22.9	16.1	36.3
Provision (Benefit) for Income Taxes	10.9	(16.1)	16.3	14.2	8.7	6.5	16.0

Net Income (Loss)	$2.9	$(39.6)	$22.9	$21.6	$14.2	$9.6	$20.3

Other Data:
EBITDA (5)	$181.8	$(15.7)	$159.4	$125.2	$113.7	$47.2	$73.5
Net Cash Provided By (Used For):
Operating Activities	62.7	(4.4)	91.9	67.4	45.0	51.1	(27.0)
Investing Activities	(1,925.5)	(15.7)	(336.1)	(19.3)	(30.7)	(920.0)	(11.2)
Financing Activities	1,907.6	8.2	240.6	(42.0)	(31.2)	906.3	16.4
Depreciation and Amortization of Intangible Assets	63.0	19.0	58.7	45.4	45.4	14.8	24.2
Capital Expenditures	28.0	11.7	37.1	25.7	22.1	6.9	11.8

		Predecessor
	March 31,
(dollars in millions)	2007 (1)	2006 (2)	2005	2004	2003
Balance Sheet Data:
Cash	$56.1	$22.5	$26.3	$21.8	$37.2
Working Capital (6)	371.6	159.2	118.9	117.6	135.8
Total Assets	3,773.2	1,608.1	1,277.4	1,299.1	1,314.2
Total Debt (7)	2,046.9	753.7	506.7	550.8	580.5
Stockholders' Equity	699.6	441.1	424.7	399.1	375.0

(1)	Consolidated financial data as of March 31, 2007 and for the period from July 22, 2006 through March 31, 2007 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Zurn acquisition on February 7, 2007. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of both the Apollo and Zurn acquisitions.
(2)	Consolidated financial data as of and for the year ended March 31, 2006 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Falk acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Falk acquisition.
(3)	Consolidated financial data for all periods subsequent to July 21, 2006 (the date of the Apollo acquisition) reflects the fair value of assets acquired and liabilities assumed as a result of that transaction. Consolidated financial data for all periods subsequent to November 25, 2002 (the date of the Carlyle acquisition) reflect the fair value of assets acquired and liabilities assumed in connection with the Carlyle acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Apollo and Carlyle acquisitions. The financial data for periods prior to November 25, 2002 have a different basis of accounting and are presented for informational purposes and consist of the combined historical financial data of the wholly owned subsidiaries of Invensys and its affiliates that were acquired by our indirect wholly owned subsidiary, RBS Acquisition Corporation, in the Carlyle acquisition (Predecessor Basis of Accounting), and similarly for periods prior to the Apollo acquisition.

(4)	Due to rising raw material costs and changes to manufacturing processes in fiscal 2005, the Company re-evaluated its process for capitalizing overhead costs into inventory. As a result, the Company revised certain estimates related to the capitalization of overhead variances which reduced cost of sales by $7.0 million in fiscal 2005.
(5)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is presented because management believes it is an important supplemental measure of performance and it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. Because EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. A reconciliation of net income (loss) to EBITDA is as follows:

(dollars in millions)	Period from July 22, 2006 through March 31, 2007 (1)	Predecessor					Predecessor Basis of Accounting (3)
		Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006 (2)	Year ended March 31, 2005	Year ended March 31, 2004	Period from November 25, 2002 through March 31, 2003	Period from April 1, 2002 through November 24, 2002
Net Income (Loss)	$2.9	$(39.6)	$22.9	$21.6	$14.2	$9.6	$20.3
Interest Expense, net	105.0	21.0	61.5	44.0	45.4	16.3	13.0
Provision (Benefit) for Income Taxes	10.9	(16.1)	16.3	14.2	8.7	6.5	16.0
Depreciation and Amortization	63.0	19.0	58.7	45.4	45.4	14.8	24.2

EBITDA	$181.8	$(15.7)	$159.4	$125.2	$113.7	$47.2	$73.5

EBITDA for the fiscal period from July 22, 2006 through March 31, 2007 includes a $6.0 million gain on Canal Street accident, other income of $5.7 million and a $20.0 million “last-in, first-out,” or LIFO, benefit. EBITDA for the fiscal period from April 1, 2006 through July 21, 2006 includes $62.7 million of transaction related costs, other expense of $0.4 million and a $1.2 million LIFO charge. EBITDA for the fiscal year ended March 31, 2006 includes $31.1 million of restructuring charges, a $0.7 million charge to write-off excess and obsolete inventory related to certain consolidation and integration activities, other expenses of $3.8 million and a $3.0 million LIFO charge. EBITDA for the fiscal year ended March 31, 2005 includes $7.3 million of restructuring charges, a $1.6 million charge related to the write-off of excess and obsolete inventory that was on-hand on the date that the Carlyle Acquisition was consummated for which no reserves were established in purchase accounting, other expenses of $0.7 million and a $2.0 million LIFO charge. EBITDA for the fiscal year ended March 31, 2004 includes $2.6 million of restructuring charges, a $6.6 million curtailment gain related to our pension and postretirement plans, other expenses of $1.1 million and a $0.4 million LIFO benefit. EBITDA for the period from November 25, 2002 through March 31, 2003 includes other expenses of $0.5 million and a $0.3 million LIFO benefit. EBITDA for the period from April 1, 2002 through November 24, 2002 includes $7.5 million of restructuring charges, other expenses of $0.1 million, $2.3 million of income from a litigation settlement, losses of $0.7 million related to the operating results of the Hansen P4 product line which was retained by our former parent company, Invensys plc, and excludes $1.6 million of pro forma expenses related to costs that the Company would have expected to incur had the Company operated as a separate legal entity from Invensys prior to November 25, 2002.

(6)	Represents total current assets less total current liabilities.
(7)	Total debt represents long-term debt plus the current portion of long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition covers periods prior to the consummation of both the Zurn and Apollo acquisitions. Our financial performance includes: (i) Zurn from February 8, 2007 through March 31, 2007 and (ii) the impact of the Apollo transaction from July 22, 2006 through March 31, 2007. Accordingly, the discussion and analysis of historical periods does not fully reflect the significant impact that both the Zurn and Apollo transactions have, and will have on us, including significantly increased liquidity requirements. You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2007, or fiscal 2007, means the period from April 1, 2006 to March 31, 2007.

General

We believe we are a leading diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. With the completion of the Zurn acquisition, our business is comprised of two strategic platforms: (i) our existing PT platform and (ii) a new Water Management platform based on the acquired Zurn operations. We believe that we have the broadest portfolio of highly engineered, mission and project critical PT products in the industrial and aerospace end markets, including gears, couplings, industrial bearings, flattop, aerospace bearings and seals, special components and industrial chain. Our PT products are used in the plants and equipment of companies in diverse end-market industries, including aerospace, cement and aggregates, construction, energy, food and beverages and forest and wood products. Our PT products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of PT products consisting primarily of components that are consumed in use and that have a predictable replacement cycle. With the Zurn acquisition, our Water Management platform is a leader in the multi-billion dollar, specification-driven, non-residential construction market for plumbing fixtures and fittings. Although our results of operations are dependent on general economic conditions, our significant installed base generates aftermarket sales that partially mitigate the impact of economic downturns on our results of operations. Due to the similarity of our products, historically we have not experienced significant changes in gross margins due to changes in sales product mix or sales channel mix.

The Zurn Acquisition

On February 7, 2007, we acquired Zurn from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (including a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities. This acquisition created a new strategic water management platform for the Company. Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for plumbing fixtures and fittings. It designs and manufactures plumbing products used in commercial and industrial construction, renovation and facilities maintenance markets in North America, and holds a leading market position across most of its businesses.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values, which are preliminary and based upon currently available information. We are still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets. Accordingly, final adjustments to the purchase price allocation may be required. We expect to finalize the purchase price allocation within one year from the date of the acquisition.

The Company’s results and financial statements for the fiscal year ended March 31, 2007 include Zurn for the period from February 8, 2007 through March 31, 2007.

The Apollo Acquisition and Related Financing

On July 21, 2006, certain affiliates of Apollo purchased the Company from The Carlyle Group and management for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility) and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from its then existing shareholders for $1,018.4 million, including transaction costs; (ii) repay all outstanding borrowings under our previously existing Credit Agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of our $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

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

The Falk Acquisition

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. The acquisition of Falk was funded by a $312.0 million term loan and was accounted for using the purchase method of accounting. During fiscal 2006, the preliminary allocation of the Falk purchase price to identifiable assets acquired and liabilities assumed resulted in the recording of $95.3 million of goodwill. Final purchase accounting adjustments were recorded in fiscal 2007, resulting in an additional $1.0 million of goodwill.

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

For the period from July 22, 2006 through March 31, 2007, the Company has recorded the following (gains)/losses related to this incident (in millions):

Insurance deductibles		$1.0
Professional services		1.8
Clean-up and restoration expenses		18.3
Non-cash asset impairments:
Inventories	$7.1
Property, plant and equipment, net	2.6

Subtotal asset impairments		9.7
Less property and casualty insurance recoveries		(27.0)
Other		0.2

Subtotal prior to business interruption insurance recoveries		4.0
Less business interruption insurance recoveries		(10.0)

Gain on Canal Street facility accident, net		$(6.0)

The Company has substantial property, casualty, liability, workers’ compensation and business interruption insurance. Management believes that the limits of coverage will be in excess of the losses incurred. The property, casualty and business interruption liability insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. The accident affected production and shipments from the Canal Street facility, creating a business interruption that we estimate adversely impacted fiscal 2007 sales by approximately $39.0 to $48.0 million. While difficult to determine, the Company estimates that income from operations was adversely impacted by approximately $16.0 to $22.0 million in fiscal 2007 as a result of the accident and the associated reduction in sales. Through March 31, 2007, the Company has received cash advances from its insurance carriers totaling $37.0 million of which $27.0 million has been allocated to recoveries under property and casualty insurance policies and $10.0 million of recoveries which have been allocated to recoveries under business interruption insurance policies. The net impact on operations recorded as a result of insurance proceeds and the incurrence of expenses, impairment of assets and clean-up and restoration costs results in a $6.0 million gain currently recognized in the consolidated statement of operations. The Company is actively working with its insurance carriers to determine further recoverable amounts and timing of the insurance proceeds recoverable under its property, casualty and business interruption coverage. The Company has only recorded insurance recoveries to the extent received as of March 31, 2007. Additional recoveries are expected to become recordable under GAAP in subsequent periods.

Canal Street Update

To date the Company has not experienced any material customer losses or order cancellations as a result of its temporary inability to produce and deliver products from Canal Street. Management does not believe that there will be any long-term negative implications to the Company’s gear product line as a result of the accident. The Company has not experienced, and does not expect to experience, any material adverse impact to liquidity, cash or its leverage profile as a result of the accident.

The Company has recommenced shipments and production at Canal Street. As of March 31, 2007 all Canal Street employees have been recalled and are working at the facility in their roles prior to the accident and/or assisting in the restoration process. Shipments and production at Canal Street continue to increase, and management estimates that the Company will be able to reach pre-accident shipment levels from the Canal Street facility during the first half of its fiscal 2008.

Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has eight antidumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from antidumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding calendar 2006 and prior years’ manufacturing, personnel and development costs, the Company received $8.8 million, its pro rata share of the total CDSOA distribution, during the third quarter of fiscal 2007. This recovery was recorded within other income (expense) on the consolidated statement of operations.

In February 2006, U.S. Legislation was enacted that will end CDSOA distributions for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies will continue to be collected by CBP until September 30, 2007 and for prior year entries, the Company may receive some additional distributions beyond fiscal 2007; however, the Company can not reasonably estimate the amount of CDSOA distributions it will receive in future years, if any.

Financial Statement Presentation

The following paragraphs provide a brief description of certain items and accounting policies that appear in our financial statements and general factors that impact these items.

As described above, the Apollo acquisition occurred on July 21, 2006, and created a new basis of accounting for RBS Global. In this management’s discussion and analysis, our results from July 22, 2006, through March 31, 2007 are combined with Predecessor results for the period from April 1, 2006 through July 21, 2006, with the result being referred to as fiscal year ended March 31, 2007. GAAP does not allow for such a combination of predecessor and successor financial results; however, we believe the combined results provide information that is useful in evaluating our financial performance. The combined financial information is the result of merely adding the predecessor and successor results and does not include any pro forma assumptions or adjustments.

Net Sales. Net sales represent gross sales less deductions taken for sales returns and allowances and incentive rebate programs.

Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready for sale condition. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, insurance, pension and postretirement benefits, information technology costs and other manufacturing related costs.

The largest component of our cost of sales is cost of materials, which represented approximately 37% of net sales in fiscal 2007. The principal materials used in our PT manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within WM, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.

The next largest component of our cost of sales is direct and indirect labor, which represented approximately 20% of net sales in fiscal 2007. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily includes sales and marketing, finance and administration, engineering and technical services and distribution. Our major cost elements include salary and wages, fringe benefits, pension and postretirement benefits, insurance, depreciation, advertising, travel and information technology costs.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

Revenue recognition. Sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. Because we enter into sales rebate programs with some of our customers, which require us to make rebate payments to them from time to time, we estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns. These rebates are primarily volume-based and are estimated based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. The value of returned goods during fiscal 2007, 2006 and 2005 was less than 0.9% of net sales in each such year. Other than our standard product warranty, there are no post-shipment obligations.

Inventory. We value inventories at the lower of cost or market. Cost of certain domestic inventories are determined on a last-in, first-out (LIFO) basis. Cost of the remaining domestic inventories and all foreign inventories are determined on a first-in, first-out (FIFO) basis. The valuation of inventories includes variable and fixed overhead costs and requires management estimates to determine the amount of overhead variances to capitalize into inventories. We capitalize overhead variances into inventories based on estimates of related cost drivers, which are generally either raw material purchases or standard labor. Due to changes in our manufacturing processes, we re-evaluated these estimates in fiscal 2005 to ensure we were valuing our inventories at actual cost. As a result, we revised certain of these estimates which increased inventories and reduced cost of sales by $7.0 million in fiscal 2005.

In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $4.9 million, $4.9 million, and $3.1 million during fiscal 2007, 2006 and 2005, respectively.

Impairment of intangible assets and tangible fixed assets. Our intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. Tangible fixed assets are depreciated to their residual values on a straight-line basis over their estimated useful lives as follows:

Land	No depreciation
Buildings and improvements	13 to 50 years
Machinery and equipment	3 to 13 years
Hardware and software	2 to 5 years

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

Our recorded goodwill is not amortized but is tested annually for impairment using a discounted cash flow analysis. As of March 31, 2007, there was no impairment recorded for any reporting unit.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $45.0 million in the fiscal year ending March 31, 2008, $44.7 million in the fiscal year ending March 31, 2009, $44.6 million in the fiscal year ending March 31, 2010, $44.6 million in the fiscal year ending March 31, 2011 and $44.5 million in the fiscal year ending March 31, 2012.

Retirement benefits. We have significant pension and post-retirement benefit income and expense and assets/liabilities that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the current health care cost trend rate. We consider current market conditions in selecting these assumptions. Changes in the related pension and post-retirement benefit income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values.

Future changes in the assumptions underlying our pension valuations, including those that arise as a result of declines in equity markets and interest rates, could result in reductions in pension income, which could negatively affect our consolidated results of operations in future periods.

As of March 31, 2007, we had pension plans with a combined projected benefit obligation of $583.4 million compared to plan assets of $620.6 million. While our combined domestic pension plans are over-funded, approximately $41.9 million of the above projected benefit obligation is from plans of our German subsidiaries where such plans are typically not funded.

The obligation for postretirement benefits other than pension also is actuarially determined and is affected by assumptions including the discount rate and expected future increase in per capita costs of covered postretirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.

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

Commitments and Contingencies. We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our professional knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters.

Through recent acquisitions, we have assumed presently recorded and potential future liabilities relating to product liability, environmental and other claims. We have recorded reserves for claims related to these obligations when appropriate and, on certain occasions, have obtained the assistance of an independent actuary in the determination of those reserves. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods.

Warranty Reserves. Reserves are recorded on our consolidated balance sheets to reflect our contractual liabilities relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We record an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required.

Environmental Liabilities. We accrue an estimated liability for each environmental matter when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We presume that a matter is probable of an unfavorable outcome if (a) litigation has commenced or a claim has been asserted or if commencement of litigation or assertion of a claim is probable and (b) if we are somehow associated with the site. In addition, if the reporting entity has been named as a Potentially Responsible Party (“PRP”), an unfavorable outcome is presumed.

Estimating environmental remediation liabilities involves an array of issues at any point in time. In the early stages of the process, cost estimates can be difficult to derive because of uncertainties about a variety of factors. For this reason, estimates developed in the early stages of remediation can vary significantly; and, in many cases, early estimates later require significant revision. The following are some of the factors that are integral to developing cost estimates:

•	The extent and types of hazardous substances at a site;

•	The range of technologies that can be used for remediation;

•	Evolving standards of what constitutes acceptable remediation; and

•	The number and financial condition of other PRPs and the extent of their responsibility for the remediation.

An estimate of the range of an environmental remediation liability typically is derived by combining estimates of various components of the liability, which themselves are likely to be ranges. At the early stages of the remediation process, particular components of the overall liability may not be reasonably estimable. This fact does not preclude our recognition of a liability. Rather, the components of the liability that can be reasonably estimated are viewed as a surrogate for the minimum in the range of our overall liability. Estimated legal and consulting fees are included as a component of our overall liability.

Asbestos Claims and Insurance for Asbestos Claims. As noted in Item 3, Legal Proceedings, of this Annual Report on Form 10-K, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability, which was performed this year by an independent economic consulting firm with substantial experience in asbestos liability valuations, was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of Zurn’s defense strategies and settlement initiatives.

The present estimate of our asbestos liability assumes (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2016; (iii) the values by disease will remain consistent with past experience and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. Our potential asbestos liability could be adversely affected by changes in law and other factors beyond its control. Further, while our current asbestos liability is based on an estimate of claims through 2016, such liability may continue beyond 2016, and such liability could be substantial.

We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2007 is greater than its potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.

Results of Operations

	Period from July 22, 2006 through March 31, 2007	Predecessor	Combined	Predecessor
		Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2007	Year ended March 31, 2006	Year ended March 31, 2005
Net sales	$921.5	$334.2	$1,255.7	$1,081.4	$811.0
Gross profit	293.3	96.5	389.8	339.1	255.2
% of net sales	31.8%	28.9%	31.0%	31.4%	31.5%
Selling, general and administrative expenses	159.3	63.1	222.4	187.8	153.6
Restructuring and other similar costs	—	—	—	31.1	7.3
Gain on Canal Street accident, net	(6.0)	—	(6.0)	—	—
Transaction-related costs	—	62.7	62.7	—	—
Amortization of intangible assets	26.9	5.0	31.9	15.7	13.8

Income (loss) from operations	113.1	(34.3)	78.8	104.5	80.5
% of net sales	12.3%	(10.3)%	6.3%	9.7%	9.9%
Non-operating income (expense):
Interest expense, net	(105.0)	(21.0)	(126.0)	(61.5)	(44.0)
Other income (expense), net	5.7	(0.4)	5.3	(3.8)	(0.7)

Income (loss) before income taxes	13.8	(55.7)	(41.9)	39.2	35.8
Provision (benefit) for income taxes	10.9	(16.1)	(5.2)	16.3	14.2

Net income (loss)	$2.9	$(39.6)	$(36.7)	$22.9	$21.6

Year Ended March 31, 2007 Compared with the Year Ended March 31, 2006

Net Sales. Net sales in fiscal 2007 were $1,255.7 million, an increase of $174.3 million, or 16.1%, from fiscal 2006 net sales of $1,081.4 million. Approximately $25.2 million of the year over year increase was due to the inclusion of the Falk acquisition for all of fiscal 2007 compared to approximately 10.5 months in fiscal 2006. Additionally, the Zurn acquisition added $69.5 million of sales from the date of acquisition through March 31, 2007. The remaining sales increase of $79.6 million was driven primarily by strength in our power transmission products end markets of natural resource extraction, metals processing, infrastructure expansion (mining, cement, aggregates) and strong demand for our aerospace products. Foreign currency fluctuations favorably impacted sales by approximately $18.8 million during fiscal 2007, as the Euro and Canadian Dollar strengthened against the U.S. Dollar. The Canal Street accident affected production and shipments from the Canal Street facility, creating a business interruption that we estimate adversely impacted sales in fiscal 2007 by approximately $39.0 to $48.0 million.

Gross Profit. Gross profit grew 15.0% in fiscal 2007 to $389.8 million, or 31.0% of net sales, from $339.1 million, or 31.4% of net sales in fiscal 2006. The increase in gross profit in fiscal 2007 compared to fiscal 2006 was primarily driven by the incremental sales volume year over year. Our gross profit in fiscal 2007 includes $25.0 million of incremental unfavorable expenses from selling inventories that were adjusted to fair value in purchase accounting as a result of the Apollo and Zurn acquisitions, partially offset by

$18.8 million of LIFO income recorded in fiscal 2007. The net of these fair value and LIFO adjustments adversely affected gross profit margins by a combined 50 basis points in fiscal 2007. In fiscal 2006, we recorded $3.0 million of LIFO expense that adversely affected gross profit margins by 28 basis points. The remaining decline in gross margin % in fiscal 2007 compared to fiscal 2006 was driven by decreased leverage on fixed costs as a result of lost margins due to the Canal Street accident.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased by $34.6 million, or 18.4%, in fiscal 2007 to $222.4 million as compared to $187.8 million in fiscal 2006. As a percentage of net sales, SG&A expenses grew to 17.7% in fiscal 2007 compared to 17.4% in fiscal 2006. The increase in SG&A expenses as a percent of sales is due primarily to the impact of the Canal Street accident and resulting lower sales in fiscal 2007 as a result of the business interruption. In SG&A dollars, the Zurn and Falk acquisitions account for approximately $15.0 of the year-over-year increase in SG&A expense. Excluding acquisitions, SG&A increased as a result of the following: higher stock option expense of $5.1 million due to the adoption of SFAS No. 123R, $5.3 million of higher depreciation expense and $2.8 million of unfavorable currency impact due to the strengthening of the Euro and Canadian Dollar. The remaining increase in SG&A was driven by higher compensation costs as compared to the prior year, offset by a one-time $3.1 million benefit recorded in fiscal 2007 as a result of the change in the Company’s vacation policy.

Restructuring and Other Similar Costs. The Company has recorded no restructuring or other similar costs in fiscal 2007. We expensed $31.1 million of restructuring and other similar costs in fiscal 2006, including $6.9 million of non-cash asset impairments, related to plans we initiated in fiscal 2006 to restructure certain manufacturing operations and reduce headcount at certain locations. The non-cash asset impairments related to the closure of our flattop plant in Puerto Rico and a decision to outsource certain portions of our industrial chain manufacturing operations. We also incurred $16.5 million of plant consolidation and integration costs consisting primarily of (i) the closure of our coupling plant in Warren, Pennsylvania, (ii) the closure of our flattop plant in Puerto Rico and (iii) Falk integration costs, including the continuation of certain Falk plant consolidation efforts that had been initiated prior to the Falk acquisition. All of these consolidation and integration actions were substantially complete as of March 31, 2006. The remaining $7.7 million of restructuring and other similar costs in fiscal 2006 relate primarily to severance, relocation and recruiting expenses for certain headcount reduction and management realignment initiatives.

Gain on Canal Street accident, net We have recorded a gain of $6.0 million through March 31, 2007 as a result of the accident at our Canal Street facility on December 6, 2006. The gain is a result of recording expenses and asset impairments related to the accident, offset by cash advances from its insurance carriers totaling $37.0 million. The net impact on operations recorded as a result of the receipt of the insurance proceeds and the incurrence of expenses, impairment of assets and clean-up and restoration costs results in a $6.0 million gain recognized in the consolidated statement of operations in fiscal 2007.

Insurance deductibles		$1.0
Professional services		1.8
Clean-up and restoration expenses		18.3

Non-cash asset impairments:
Inventories	$7.1
Property, plant and equipment, net	2.6

Subtotal asset impairments		9.7
Less property and casualty insurance recoveries		(27.0)
Other		0.2

Subtotal prior to business interruption insurance recoveries		4.0
Less business interruption insurance recoveries		(10.0)

Gain on Canal Street facility accident, net		$(6.0)

Transaction-Related Costs. We expensed $62.7 million of Apollo transaction-related costs in fiscal 2007. These costs consisted of (i) $19.1 million of seller-related expenses, including investment banking fees, outside attorney fees, and other third-party fees; (ii) $23.1 million of bond tender premium related to the $225.0 million of senior subordinated notes, substantially all of which were repurchased in connection with the Merger; and (iii) a non-cash charge of $20.5 million to write-off the remaining net book value of previously-capitalized financing fees related to the term loans and senior subordinated notes that we repaid/repurchased in connection with the Merger. There were no transaction-related costs recorded in fiscal 2006.

Amortization of Intangible Assets. We amortize the cost of our intangible assets, which include patents, customer relationships (including distribution network), a covenant not to compete and software. Amortization of these intangible assets amounted to $31.9 million in fiscal 2007 and $15.7 million in fiscal 2006. The increase between years is due to the amortization of intangible assets resulting from the Apollo and Zurn acquisitions.

Interest Expense, net. Interest expense, net was $126.0 million in fiscal 2007 compared to $61.5 million in fiscal 2006. As a result of the Apollo transaction and the recent acquisition of Zurn, we have increased our overall indebtedness, and a larger portion of that debt consists of senior notes, which have higher interest rates than our term loans.

Other Income (Expense), net. Other income, net was $5.3 million for fiscal 2007 and includes $1.4 million of foreign currency transaction losses, $2.0 million of management fee expenses, and $0.1 million of other expenses offset by an $8.8 million CDSOA recovery. Other expense, net for fiscal 2006 was $3.8 million and consists of management fees of $2.0 million, attorney fees related to the refinancing of our credit agreement of $1.0 million, losses on the sale of plant, property and equipment of $0.4 million and foreign currency transaction losses of $0.4 million.

Provision (Benefit) for Income Taxes. The income tax benefit in fiscal 2007 was $5.2 million or an effective tax rate benefit of 12.4%. The benefit recorded is lower than the statutory rate primarily as a result of certain transaction and merger related expenses being deemed non-deductible for federal and state income tax purposes. The fiscal 2006 effective income tax rate was 41.6% due to certain one-time non-deductible expenses and higher foreign-related tax expense, offset in part by the realization of certain state and local income tax benefits. See Note 16 of the consolidated financial statements for more information on income taxes.

Net Income (Loss). The net loss recorded in fiscal 2007 was $36.7 million as compared to $22.9 million of net income in the prior year due to the factors described above.

Year Ended March 31, 2006 Compared with the Year Ended March 31, 2005

Net Sales. Net sales in fiscal 2006 were $1,081.4 million, an increase of $270.4 million or 33.3%, over fiscal 2005’s net sales of $811.0 million. The increase in net sales was due to the Falk acquisition and continued solid performance in our industrial products end markets of forest products, energy, construction equipment, natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates), as well as strong demand for our aerospace products. The net impact of foreign currency fluctuations on fiscal 2006 net sales was not significant.

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

Selling, General and Administrative Expenses. SG&A expenses increased by $34.2 million, or 22.3%, in fiscal 2006 to $187.8 million as compared to $153.6 million in fiscal 2005. As a percentage of net sales, SG&A expenses declined to 17.4% in fiscal 2006 compared to 18.9% in fiscal 2005. The reduction in SG&A expenses as a percent of sales was due to better operating leverage resulting from our Falk integration efforts as well as a continued focus on reducing costs and gaining efficiencies in our selling and administrative functions. The $34.2 million increase in SG&A expense in fiscal 2006 was primarily due to the Falk Acquisition.

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

Amortization of Intangible Assets. We amortize the cost of our intangible assets which include patents, customer relationships (including distribution network), a covenant not to compete and software. Amortization of these intangible assets amounted to $15.7 million in fiscal 2006 and $13.8 million in fiscal 2005. The increase between years was due to amortization of the acquired Falk intangible assets.

Interest Expense, net. Interest expense, net was $61.5 million in fiscal 2006 compared to $44.0 million in fiscal 2005. The $17.5 million increase in our net interest expense between years was attributable primarily to interest on the additional $312.0 million term loan used to fund the Falk acquisition and to higher interest rates year over year on our variable-rate term debt.

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

Liquidity and Capital Resources

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our revolving credit facility. As of March 31, 2007, we had $56.1 million of cash and approximately $116.4 million of additional borrowings available to us under our revolving credit facility (there were no borrowings outstanding under the facility, however, $33.6 million of the facility was utilized in connection with outstanding letters of credit). Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

As of March 31, 2007 we had $2,046.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2007	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$787.5	$—	$787.5
9.50% Senior notes due 2014	804.2	—	804.2
8.875% Senior notes due 2016	150.0	—	150.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	4.9	2.2	2.7

Total Debt	$2,046.9	$2.2	$2,044.7

In connection with the Apollo acquisition, all borrowings under our previous credit agreement and substantially all of the $225.0 million of outstanding 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The acquisition was financed in part with (i) the issuance of 2014 and the senior subordinated notes and (ii) $645.7 million of borrowings under senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility). Subsequent to the Apollo acquisition, we financed the Zurn acquisition with an additional $200.0 of borrowings under our senior secured term loan facility and by issuing an additional $319.3 million of 2014 senior notes (includes $9.3 million of bond premium) and $150.0 million of 2016 senior notes.

As of March 31, 2007, the Company’s borrowings under the term loan credit facility were apportioned between two primary tranches: a $610.0 million term loan B1 facility and a $200.0 million term loan B2 facility as described above, of which $590.0 million and $197.5 million were outstanding as of March 31, 2007 under the term loan B1 and B2, respectively. Borrowings under the $610.0 million term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the $200.0 million term loan B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on our outstanding term loans at March 31, 2007 was 7.78%. Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). In August 2006, we entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of our variable-rate term loans.

The new senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00 beginning with the fiscal quarter ended December 30, 2006. The senior secured bank leverage ratio was 2.37 to 1.00 at March 31, 2007. We expect to be in compliance with this financial covenant for the foreseeable future.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including our existing notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.

Net cash provided by operating activities in fiscal 2007 was $58.3 million compared to $91.9 million in fiscal 2006 and $67.4 million in fiscal 2005. The $33.6 million reduction in cash flow from operations in fiscal 2007 compared to fiscal 2006 was driven primarily by lower income from operations of $25.7 million between fiscal years as a result of $62.7 million of transaction costs associated with the Apollo acquisition. Increases in trade working capital (receivables, inventories and trade payables) used $3.3 million of cash in fiscal 2007 to support the $174.3 million dollar year over year sales increase. The increase in cash from operations of $24.5 million in fiscal 2006 as compared to fiscal 2005 was primarily due to a $24.0 million increase in income from operations. Increases in trade working capital (receivables, inventories and trade payables) to support our year over year sales growth used only $4.1 million of operating cash flows in fiscal 2006 as we continue to focus on cash collections and effectively managing accounts payable.

Cash used for investing activities in fiscal 2007 was $1,941.2 million, an increase of $1,605.1 million compared to fiscal 2006. The year over year increase in cash used in investing activities was driven by a combination of the $1,018.4 million paid for the Apollo acquisition, the $880.1 million of paid for the Zurn acquisition and the $5.9 million paid for the DaLong acquisition compared to fiscal 2006, which included $301.3 million paid for the Falk Acquisition. Capital expenditures and proceeds from dispositions of property, plant and equipment, combined, were comparable between fiscal 2007 and 2006 and were $36.8 million and $34.8 million, respectively. The increase in cash used in investing activities in fiscal 2006 of $336.1 million compared to $19.3 million in fiscal 2005 was driven by the $301.3 million paid for the Falk acquisition as wells as capital expenditures of $37.1 million in fiscal 2006 compared to $25.7 million in fiscal 2005.

Cash provided by financing activities in fiscal 2007 was a source of $1,915.8 million compared to a source of $240.6 million in fiscal 2006. The increase in fiscal 2007 was driven by $1.6 million of cash proceeds from the issuance of common stock, $720.2 million of capital contributions and the issuance of debt to facilitate both the Apollo and Zurn acquisitions of $2,116.9 million offset by the repayment of long-term debt of $824.8 million (including $765.7 million on or prior to the Merger Date and $59.1 million subsequent to the Merger Date). During fiscal 2007, we also paid $75.0 million of financing fees and $23.1 million of bond tender premiums.

Cash provided by financing activities in fiscal 2006 included $312 million of additional term loans issued in May 2005 under our credit agreement. The proceeds from those term loans, net of $7.6 million of financing fees paid, were used to fund the Falk acquisition. Our strong performance allowed us to repay $65.0 million of debt during fiscal 2006, including $63.0 million of principal of the term loans. We also received $1.2 million of cash proceeds from the issuance of common stock during fiscal 2006.

Cash used for financing activities in fiscal 2005 was $42.0 million and consisted of repayment of debt of $44.2 million, offset by proceeds from the exercise of stock options and other common stock activity of $2.2 million.

Tabular Disclosure of Contractual Obligations

As of March 31, 2007, we had no material long-term purchase obligations. Payments of interest associated with our current revolving credit facility obligations have been omitted from the table below because they are predominantly based on varying market interest rates and varying debt balances. As of March, 31, 2007 there were no outstanding obligations under the revolving credit facility.

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan B facilities	787.5	—	5.3	16.2	766.0
Senior subordinated notes due 2012	0.3	—	—	0.3	—
Senior notes due 2014 (1)	795.0	—	—	—	795.0
Senior notes due 2016	150.0	—	—	—	150.0
Senior subordinated notes due 2016	300.0	—	—	—	300.0
Other long-term debt	4.9	2.2	1.4	0.8	0.5
Interest on long-term debt obligations (2)	1,018.0	185.8	371.2	369.1	91.9
Operating lease obligations	44.9	10.0	15.2	8.8	10.9

Totals	$3,100.6	$198.0	$393.1	$395.2	$2,114.3

(1)	Excludes unamortized premium of $9.2 million received from the issuance of the additional 2014 notes.
(2)	Based on long-term debt obligations outstanding as of March 31, 2007.

We also have long-term obligations related to our pension and postretirement benefit plans which are discussed in detail in Note 15 to the consolidated financial statements. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees upon retirement. Other postretirement benefits consist of a retiree medical plan that covers a portion of employees in the United States that meet certain age and service requirements and other postretirement benefits for employees at certain foreign locations. See “Risk Factors—Our future required cash contributions to our pension plans may increase.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations), that would have a material effect on our financial results.

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

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors—Our international operations are subject to uncertainties, which could adversely affect our operating results.”

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

As of March 31, 2007, the Company’s borrowings under the term loan credit facility were apportioned between two primary tranches: a $610.0 million term loan B1 facility and a $200.0 million term loan B2 facility, Borrowings under the $610.0 million term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the $200.0 million term loan B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on our outstanding term loans at March 31, 2007 was 7.78%. Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). In August 2006, we entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of our variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of our variable-rate term loans, while the interest rate swap converts $68.0 million of our variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. An increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $6.4 million on an annual basis.

The senior notes and the senior subordinated notes are fixed rate long-term debt obligations. The potential loss in fair value on such fixed-rate debt obligations from a 10% increase in market interest rates would not be material to the overall fair value of the debt.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the requirements of SFAS 159 to determine the impact on its financial statements.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We will be required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2008. We are currently reviewing the requirements of SFAS 158 to determine the impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the requirements of SFAS 157 to determine the impact on its financial statements.

In December 2004, the FASB issued the revised SFAS No. 123, Share Based Payment (“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, we adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) have been applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), was issued in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are required to adopt FIN 48 as of April 1, 2007 and are currently reviewing the requirements of FIN 48 to determine the impact on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements included in this Form 10-K include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Merger (collectively, “the Company”). The financial statements of RBS Global, Inc. and subsidiaries prior to the Merger (collectively, the “Predecessor”) are presented for comparative purposes.

Index to Financial Statements

RBS Global, Inc. and Subsidiaries

Consolidated Financial Statements

For the periods from July 22, 2006 through March 31, 2007

and April 1, 2006 through July 21, 2006 and the

years ended March 31, 2006 and 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RBS Global, Inc.

We have audited the accompanying consolidated balance sheets of RBS Global, Inc. and subsidiaries (the Company) as of March 31, 2007 and the Predecessor Company as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from July 22, 2006 to March 31, 2007, and of the Predecessor Company for the period from April 1, 2006 to July 21, 2006 and the years ended March 31, 2006 and 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2007 and the Predecessor Company at March 31, 2006, and the consolidated results of its operations and its cash flows for the period from July 22, 2006 to March 31, 2007, and of the Predecessor Company for the period from April 1, 2006 to July 21, 2006 and the years ended March 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock-based compensation effective April 1, 2006.

/s/    Ernst & Young LLP

Milwaukee, Wisconsin

May 18, 2007

RBS Global, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Millions, except share amounts)

		Predecessor (Note 1)
	March 31, 2007	March 31, 2006
Assets
Current assets:
Cash	$56.1	$22.5
Receivables, net	254.4	177.4
Inventories, net	384.3	191.9
Other current assets	26.3	22.2

Total current assets	721.1	414.0

Property, plant and equipment, net	437.1	348.9
Intangible assets, net	987.7	141.1
Goodwill	1,294.2	670.4
Insurance for asbestos claims	136.0	—
Pension assets	114.6	—
Other assets	82.5	33.7

Total assets	$3,773.2	$1,608.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.2	$1.9
Trade payables	154.4	119.3
Income taxes payable	3.5	3.9
Deferred income taxes	16.9	7.0
Compensation and benefits	52.9	44.9
Current portion of pension obligations	9.4	20.8
Current portion of postretirement benefit obligations	4.9	5.1
Interest payable	30.5	13.5
Other current liabilities	74.8	38.4

Total current liabilities	349.5	254.8

Long-term debt	2,044.7	751.8
Pension obligations	68.8	61.6
Postretirement benefit obligations	52.3	31.1
Deferred income taxes	381.3	40.2
Reserve for asbestos claims	136.0	—
Other liabilities	41.0	27.5

Total liabilities	3,073.6	1,167.0

Stockholders’ equity:
Common stock, $0.01 par value; at March 31, 2007, 100,000 shares were authorized and 1,000 shares were issued and outstanding; at March 31, 2006, 5,000,000 shares were authorized and 3,623,809 shares were issued and outstanding	0.1	0.1
Additional paid in capital	693.3	363.4
Retained earnings	2.9	68.3
Accumulated other comprehensive income	3.3	9.3

Total stockholders’ equity	699.6	441.1

Total liabilities and stockholders’ equity	$3,773.2	$1,608.1

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Millions)

	Period from July 22, 2006 through March 31, 2007	Predecessor (Note 1)
		Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006	Year ended March 31, 2005
Net sales	$921.5	$334.2	$1,081.4	$811.0
Cost of sales	628.2	237.7	742.3	555.8

Gross profit	293.3	96.5	339.1	255.2
Selling, general and administrative expenses	159.3	63.1	187.8	153.6
Gain on Canal Street accident, net	(6.0)	—	—	—
Restructuring and other similar costs	—	—	31.1	7.3
Transaction-related costs	—	62.7	—	—
Amortization of intangible assets	26.9	5.0	15.7	13.8

Income (loss) from operations	113.1	(34.3)	104.5	80.5

Non-operating income (expense):
Interest expense, net	(105.0)	(21.0)	(61.5)	(44.0)
Other income (expense), net	5.7	(0.4)	(3.8)	(0.7)

Income (loss) before income taxes	13.8	(55.7)	39.2	35.8
Provision (benefit) for income taxes	10.9	(16.1)	16.3	14.2

Net income (loss)	$2.9	$(39.6)	$22.9	$21.6

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2004 (Predecessor)	$0.1	$359.4	$23.8	$15.8	$399.1

Comprehensive Income:
Net income	—	—	21.6	—	21.6
Foreign currency translation adjustments	—	—	—	2.2	2.2
Additional minimum pension liability, net of $0.3 income tax benefit	—	—	—	(0.4)	(0.4)

Total comprehensive income					23.4
Issuance of common stock	—	2.2	—	—	2.2

Balance at March 31, 2005 (Predecessor)	0.1	361.6	45.4	17.6	424.7

Comprehensive Income:
Net income	—	—	22.9	—	22.9
Foreign currency translation adjustments	—	—	—	(3.3)	(3.3)
Additional minimum pension liability, net of $3.2 income tax benefit	—	—	—	(5.0)	(5.0)

Total comprehensive income					14.6
Issuance of common stock	—	1.2	—	—	1.2
Other common stock activity	—	0.6	—	—	0.6

Balance at March 31, 2006 (Predecessor)	0.1	363.4	68.3	9.3	441.1

Comprehensive Income:
Net loss	—	—	(39.6)	—	(39.6)
Foreign currency translation adjustments	—	—	—	3.1	3.1

Total comprehensive loss					(36.5)
Stock options exercised, including tax benefit	—	10.7	—	—	10.7

Balance at July 21, 2006 (Predecessor)	0.1	374.1	28.7	12.4	415.3

Acquisition of RBS Global, Inc.	(0.1)	(374.1)	(28.7)	(12.4)	(415.3)
Issuance of common stock	0.1	1.5			1.6
Contribution of equity	—	680.8	—	—	680.8

Comprehensive Income:
Net income	—	—	2.9	—	2.9
Foreign currency translation adjustments	—	—	—	4.2	4.2
Unrealized loss on interest rate derivatives, net of $0.4 income tax benefit	—	—	—	(0.7)	(0.7)
Additional minimum pension liability, net of $0.1 income tax benefit	—	—	—	(0.2)	(0.2)

Total comprehensive income					6.2
Stock options exercised, including tax benefit	—	5.9	—	—	5.9
Stock-based compensation expense	—	5.1	—	—	5.1

Balance at March 31, 2007	$0.1	$693.3	$2.9	$3.3	$699.6

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

	Period from July 22, 2006 through March 31, 2007	Predecessor (Note 1)
		Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006	Year ended March 31, 2005
Operating activities
Net income (loss)	$2.9	$(39.6)	$22.9	$21.6
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	36.1	14.0	43.0	31.6
Amortization of intangible assets	26.9	5.0	15.7	13.8
Amortization of deferred financing costs	5.0	1.1	3.7	3.6
Deferred income taxes	12.4	(17.0)	3.1	8.8
Loss (gain) on dispositions of property, plant and equipment	1.3	(1.3)	0.4	(2.1)
Non-cash write-off of deferred financing fees	—	20.5	—	—
Other non-cash charges	3.2	—	6.9	—
Stock-based compensation expense	5.1	—	—	—
Changes in operating assets and liabilities:
Receivables	(20.0)	12.4	(15.1)	(4.6)
Inventories	15.7	(18.1)	(14.7)	9.5
Other assets	(0.6)	(1.3)	(2.1)	(3.6)
Accounts payable	23.9	(17.2)	25.7	3.8
Accrued transaction fees	(18.6)	18.6	—	—
Accruals and other	(30.6)	18.5	2.4	(15.0)

Cash provided by (used for) operating activities	62.7	(4.4)	91.9	67.4

Investing activities
Expenditures for property, plant and equipment	(28.0)	(11.7)	(37.1)	(25.7)
Proceeds from dispositions of property, plant and equipment	1.3	1.6	2.3	6.4
Acquisitions, net of cash acquired	(1,898.8)	(5.6)	(301.3)	—

Cash used for investing activities	(1,925.5)	(15.7)	(336.1)	(19.3)

Financing activities
Proceeds from issuance of long-term debt	2,100.0	16.9	312.0	—
Repayments of long-term debt	(816.3)	(8.5)	(65.0)	(44.2)
Payment of financing fees	(74.8)	(0.2)	(7.6)	—
Payment of tender premium	(23.1)	—	—	—
Capital contributions	720.2	—	—	—
Proceeds from issuance of common stock	1.6	—	1.2	2.2

Cash provided by financing activities	1,907.6	8.2	240.6	(42.0)
Effect of exchange rate changes on cash	0.5	0.2	(0.2)	(1.6)

Increase (decrease) in cash	45.3	(11.7)	(3.8)	4.5
Cash at beginning of period	10.8	22.5	26.3	21.8

Cash at end of period	$56.1	$10.8	$22.5	$26.3

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2007

1. Basis of Presentation and Description of Business

The Company

As further discussed in Note 3, on July 21, 2006 (the “Merger Date”), certain affiliates of Apollo Management, L.P. (“Apollo”) purchased the Company from The Carlyle Group and management. The accompanying consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Merger Date (collectively, “the Company”). These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc. The financial statements of RBS Global, Inc. and subsidiaries prior to the Merger Date (collectively, the “Predecessor”) are presented for comparative purposes.

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

As a result of our recent acquisition of the Zurn Water Management business of Jacuzzi Brands, Inc. (see Note 3), the Company is also a leading supplier of professional grade specification drainage, PEX piping, water control and commercial brass products, serving the commercial and institutional construction, civil and public water works markets.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2007 presentation.

Revenue Recognition

Net sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. The Company estimates amounts due and records accruals for sales rebates to certain distributors at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns, which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the years ended March 31, 2006 and 2005 was less than 0.9% of net sales. Other than a standard product warranty, there are no post-shipment obligations.

The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.

Compensated Absences

In the third quarter of fiscal 2007, the Company changed its domestic vacation policy for certain employees so that vacation pay is earned ratably throughout the year and must be used by year-end. The accrual for compensated absences was reduced by $6.7 million in the third quarter to eliminate vacation pay no longer required to be accrued or paid under the current policy.

Share Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS No. 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. See further discussion of the Company’s stock option plans in Note 14.

Receivables

Receivables are stated net of allowances for doubtful accounts of $7.4 million at March 31, 2007 and $5.2 million at March 31, 2006. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 82% of the Company’s total inventories as of March 31, 2007 and 72% of the Company’s total inventories as of March 31, 2006 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method. Due to rising raw material costs and changes to manufacturing processes in fiscal 2005, the Company re-evaluated its process for capitalizing overhead costs into inventory. As a result, the Company revised certain estimates related to the capitalization of overhead variances which increased inventories and reduced cost of sales by approximately $7.0 million in fiscal 2005.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 13 to 50 years for buildings and improvements, 3 to 13 years for machinery and equipment and 2 to 5 years for hardware and software. Estimated residual values on machinery and equipment are used in computing depreciation expense. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangible Assets

Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network), patents and acquired software. The customer relationships, patents and acquired software are being amortized using the straight-line method over their estimated useful lives of 10 to 15 years, 2 to 14 years and one year, respectively. Goodwill, trademarks and tradenames have indefinite lives and are not amortized but are tested annually for impairment using a discounted cash flow analysis.

Deferred Financing Costs

Other assets at March 31, 2007 and March 31, 2006 include deferred financing costs of $69.8 million and $21.6 million, respectively, net of accumulated amortization of $5.0 million and $11.7 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt.

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

Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Period from July 22, 2006 through March 31, 2007	Predecessor
		Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006	Year ended March 31, 2005
Balance at beginning of period	$3.1	$2.7	$0.9	$1.1
Acquired obligations	1.1	0.3	1.7	—
Charged to operations	0.7	0.4	1.4	1.1
Claims settled	(0.7)	(0.3)	(1.3)	(1.3)

Balance at end of period	$4.2	$3.1	$2.7	$0.9

Accumulated Other Comprehensive Income (Loss)

At March 31, 2007, accumulated other comprehensive income (loss) consisted of $4.2 million of foreign currency translation adjustments, $(0.7) million of unrealized losses on derivative contracts, net of tax and $(0.2) million of additional minimum pension liability, net of tax. At March 31, 2006, accumulated other comprehensive income (loss) consisted of $14.7 million of foreign currency translation adjustments and $(5.4) million of additional minimum pension liability, net of tax.

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to mitigate exposure related to receivables and payables denominated in foreign currencies. These derivative contracts did not qualify as hedges of future cash flows and, accordingly, were adjusted to fair value at March 31, 2007 and 2006, with the gain or loss included in other non-operating income (expense) in the consolidated statements of operations. For each of the periods presented, the gain or loss recognized on these contracts was not material.

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair value of these interest rate derivatives totaled $1.1 million at March 31, 2007 and has been recorded on the Company’s consolidated balance sheet as an other long-term liability with a corresponding decrease in accumulated other comprehensive income, net of tax.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and losses are included in other non-operating income (expense) in the consolidated statements of operations and totaled $(0.3) million, $(1.1) million, $(0.4) million and $(0.8) million for the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the years ended March 31, 2006 and 2005, respectively.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $4.8 million, $1.4 million, $3.9 million and $3.6 million for the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the years ended March 31, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $4.9 million, $1.9 million, $6.2 million and $4.4 million for the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the years ended March 31, 2006 and 2005, respectively.

Significant Customer

The Company’s Power Transmission group has a customer, Motion Industries Inc. (an industrial distributor), that accounted for 10.4%, 11.4%, 11.8% and 9.0% of net sales during the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the years ended March 31, 2006 and 2005, respectively. Receivables related to this industrial distributor at March 31, 2007 and 2006 were $12.2 million and $10.8 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2007 and 2006 due to the short-term nature of those instruments. The carrying value of long-term debt approximated fair value based on market interest rates as of March 31, 2007 and 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the requirements of SFAS 159 to determine the impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the requirements of SFAS 157 to determine the impact on its financial statements.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), was issued in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 as of April 1, 2007 and is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations.

3. Acquisitions

The Zurn Acquisition

On February 7, 2007, the Company acquired the water management business (“Zurn”) of Jacuzzi Brands, Inc. from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs and additional deferred financing fees. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (including a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities. This acquisition created a new strategic water management platform for the Company.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values which are preliminary and based upon currently available information. The Company is still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition.

The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of Zurn at the date of acquisition (in millions):

Cash	$55.9
Receivables	61.3
Inventories	170.9
Other current assets	3.0
Property, plant and equipment	46.8
Intangible assets	454.1
Goodwill	342.5
Other assets	256.3

Total assets acquired	1,390.8
Accounts payable	(22.7)
Accrued liabilities	(245.9)
Deferred taxes	(186.2)

Net assets acquired	$936.0

The $454.1 million of acquired intangible assets consist primarily of tradenames, customer relationships and patents. The acquired customer relationships and patents are being amortized over their estimated useful lives (15 years for customer relationships and 5 to 10 years for patents). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. Most of the acquired goodwill is not expected to be deductible for income tax purposes.

The Company’s results of operations for the period from July 22, 2006 through March 31, 2007 only include Zurn for the period from February 8, 2007 through March 31, 2007.

The Apollo Acquisition and Related Financing

On July 21, 2006 , certain affiliates of Apollo purchased the Company from The Carlyle Group and management for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility) and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from its then existing shareholders for $1,018.4 million, including transaction costs; (ii) repay all outstanding borrowings under the Company’s previously existing credit agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of the Company’s $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

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

The following table summarizes the estimated fair values of the Company’s assets and assumed liabilities at the date of acquisition (in millions):

Cash	$11.3
Receivables	161.3
Inventories	233.5
Other current assets	23.3
Property, plant and equipment	399.2
Intangible assets	560.5
Goodwill	949.7
Other assets	53.9

Total assets acquired	2,392.7
Accounts payable	(110.7)
Accrued liabilities	(243.4)
Deferred taxes	(204.2)
Debt	(1,435.7)

Net assets acquired	$398.7

The $398.7 million of net assets acquired consists of Apollo’s $438.0 million cash contribution and $3.8 million of carryover basis in rollover stock, net of a $43.1 million deemed cash dividend to the selling shareholders that was required to be recognized by Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions, due to the increased leverage of the Company.

The $560.5 million of acquired intangible assets consist primarily of tradenames, customer relationships, patents, a covenant not to compete and acquired software. The acquired customer relationships, patents, covenant not to compete and software are being amortized over their useful lives (10 years for customer relationships, 2 to 14 years for patents, 4 months for the covenant not to compete and one year for software). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. Most of the acquired goodwill is not expected to be deductible for income tax purposes.

Acquisition of Dalong Chain Company

On July 11, 2006, the Company acquired Dalong Chain Company (“Dalong”) located in China for $5.9 million in cash plus the assumption of certain liabilities. The acquisition was financed primarily with existing cash and was accounted for using the purchase method of accounting. This acquisition did not have a material impact on the Company’s fiscal 2007 consolidated results of operations.

Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 million purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. The acquisition of Falk was funded by a $312.0 million term loan and was accounted for using the purchase method of accounting. During fiscal 2006, the preliminary allocation of the Falk purchase price to identifiable assets acquired and liabilities assumed resulted in the recording of $95.3 million of goodwill. Final purchase accounting adjustments of $1.4 million and $(0.4) million for the periods from July 22, 2006 through March 31, 2007 and April 1, 2006 through July 21, 2006, respectively, resulted in an additional $1.0 million of goodwill being recorded in fiscal 2007.

The following table sets forth the unaudited pro forma financial information for the Company as if the Falk, Apollo, and Zurn Acquisition (and the related issuance of debt) had occurred as of the beginning of fiscal year 2006 (in millions):

	Year ended
	March 31, 2007	March 31, 2006
Net sales	$1,646.8	$1,494.7
Net loss	$(15.2)	$(42.7)

4. Canal Street Facility Accident

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

For the period from July 22, 2006 through March 31, 2007, the Company has recorded the following (gains)/losses related to this incident (in millions):

Insurance deductibles		$1.0
Professional services		1.8
Clean-up and restoration expenses		18.3
Non-cash asset impairments:
Inventories	$7.1
Property, plant and equipment, net	2.6

Subtotal asset impairments		9.7
Less property and casualty insurance recoveries		(27.0)
Other		0.2

Subtotal prior to business interruption insurance recoveries		4.0

Less business interruption insurance recoveries		(10.0)

Gain on Canal Street facility accident, net		$(6.0)

The Company has substantial property, casualty, liability, workers’ compensation and business interruption insurance. Management believes that the limits of coverage will be in excess of the losses incurred. The property, casualty and business interruption liability insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. Through March 31, 2007, the Company has received cash advances from its insurance carriers totaling $37.0 million of which $27.0 million has been allocated to recoveries under property and casualty insurance policies and $10.0 million of recoveries which have been allocated to recoveries under business interruption insurance policies. The net impact on operations recorded as a result of insurance proceeds and the incurrence of expenses, impairment of assets and clean-up and restoration costs results in a $6.0 million gain currently recognized in the consolidated statement of operations. The Company is actively working with its insurance carriers to determine further recoverable amounts and timing of the insurance proceeds recoverable under its property, casualty and business interruption coverage. The Company has only recorded insurance recoveries to the extent received as of March 31, 2007. Additional recoveries are expected to become recordable under GAAP in subsequent periods.

5. Restructuring and Other Similar Costs

The Company did not incur any restructuring expense in fiscal 2007. Restructuring and other similar costs totaled $31.8 million for fiscal year ended March 31, 2006 and relate to plans the Company initiated to restructure certain manufacturing operations and reduce headcount at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to the Company’s acquisition of Falk.

Restructuring and other similar costs are summarized as follows (in millions):

	Predecessor
	Year ended March 31, 2006	Year ended March 31, 2005
Consolidation and integration costs	$16.5	$—
Severance, recruiting and relocation costs	7.7	7.3

Subtotal	24.2	7.3
Non-cash fixed asset impairments	6.9	—
Excess and obsolete inventory (charged to cost of sales)	0.7	1.6

Total restructuring and other similar costs	$31.8	$8.9

Consolidation and Integration Costs

Consolidation and integration costs in fiscal 2006 consist primarily of (i) the closure of the Company’s Coupling plant in Warren, Pennsylvania, (ii) the closure of the Company’s Flattop plant in Puerto Rico, and (iii) Falk integration costs, including the continuation of certain Falk plant consolidation efforts that had been initiated prior to the Falk Acquisition. All of these consolidation and integration actions are complete as of March 31, 2007.

Severance, Recruiting and Relocation Costs

Severance, recruiting and relocation costs relate to certain headcount reduction and management realignment initiatives. Costs for the year ended March 31, 2006 included $6.3 million of severance, $0.6 million of relocation expenses and $0.8 million of recruiting expenses. Costs for the year ended March 31, 2005 included $4.2 million of severance, $1.9 million of relocation expenses and $1.2 million of recruiting expenses.

Non-cash Fixed Asset Impairments

Non-cash fixed asset impairments in fiscal 2006 relate primarily to the Company’s decision to close the FlatTop plant in Puerto Rico and the decision to outsource certain portions of the Company’s Industrial Chain manufacturing operations.

Excess and Obsolete Inventory

The Company recorded a charge of $0.7 million in fiscal 2006 to write-off certain excess and obsolete inventory in connection with plant consolidation and integration activities. In fiscal 2005, the Company recorded a charge of $1.6 million to write-off certain excess and obsolete inventory that was on-hand at the date of the Carlyle Acquisition for which no reserves were established in purchase accounting. These charges are included in cost of sales in the consolidated statement of operations.

Restructuring Accrual Cash Analysis

An analysis of the restructuring accrual is summarized as follows (in millions):

		Predecessor
	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006
Balance at beginning of period	$1.3	$2.5	$2.3
Restructuring and other similar costs charged to operations	—	—	24.2
Cash payments	(1.1)	(1.2)	(24.0)

Balance at end of period	$0.2	$1.3	$2.5

6. Transaction-Related Costs

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

7. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has eight antidumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from antidumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding calendar 2006 and prior years’ manufacturing, personnel and development costs, the Company received $8.8 million, its pro rata share of the total CDSOA distribution, during the third quarter of fiscal 2007, which is included in other income (expense), net on the consolidated statement of operations.

In February 2006, U.S. Legislation was enacted that will end CDSOA distributions for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies will continue to be collected by CBP until September 30, 2007 and for prior year entries, the Company may receive some additional distributions beyond fiscal 2007; however, the Company can not reasonably estimate the amount of CDSOA distributions it will receive in future years, if any.

8. Inventories

The major classes of inventories are summarized as follows (in millions):

		Predecessor
	March 31, 2007	March 31, 2006
Finished goods	$255.2	$111.6
Work in process	62.9	45.6
Raw materials	46.4	36.1

Inventories at FIFO cost	364.5	193.3
Adjustment to state inventories at LIFO cost	19.8	(1.4)

	$384.3	$191.9

The Company adjusted inventories to fair value in connection with the Merger, which increased inventories by approximately $19.6 million as of July 21, 2006. Approximately $17.2 million of this purchase accounting adjustment relates to inventories that were subsequently sold during the period from July 22, 2006 through March 31, 2007; however, the sale of those inventories also resulted in approximately $12.1 million of additional LIFO income during that same period. As a result, on a LIFO basis approximately $12.1 million of the initial purchase accounting adjustment remains in our inventories at March 31, 2007.

As a result of the Zurn acquisition, the Company acquired approximately $170.9 million of inventory on February 7, 2007. This inventory balance includes $26.8 million of purchase accounting adjustments to record inventory at its fair value at the acquisition date. On a LIFO basis, as of March 31, 2007, this entire purchase accounting adjustment remains in ending inventory.

9. Property, Plant & Equipment

Property, plant and equipment is summarized as follows (in millions):

		Predecessor
	March 31, 2007	March 31, 2006
Land	$34.8	$16.0
Buildings and improvements	123.5	80.1
Machinery and equipment	300.1	319.0
Hardware and software	15.4	16.8

	473.8	431.9

Less accumulated depreciation	(36.7)	(83.0)

	$437.1	$348.9

10. Goodwill and Intangible Assets

Goodwill totaled $1,294.2 million and $670.4 million at March 31, 2007 and 2006, respectively. Goodwill at March 31, 2007 is directly attributed to the acquisitions described in Note 3.

Intangible assets are summarized as follows (dollars in millions):

				Predecessor
	March 31, 2007			March 31, 2006
	Carrying Amount	Accumulated Amortization	Weighted Average Useful Life	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Covenant not to compete	$4.0	$(4.0)	4 Months	$45.0	$(37.5)
Patents	52.1	(2.0)	10 Years	22.2	(5.8)
Customer relationships (including distribution network)	454.4	(20.6)	12 Years	24.0	(4.2)
Software	0.5	(0.3)	1 Year	1.2	(0.5)
Intangible asset not subject to amortization – trademarks and tradenames	503.6	—		96.7	—

	$1,014.6	$(26.9)		$189.1	$(48.0)

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $45.0 million in the fiscal year ending March 31, 2008, $44.7 million in the fiscal year ending March 31, 2009, $44.6 million in the fiscal year ending March 31, 2010, $44.6 million in the fiscal year ending March 31, 2011 and $44.5 million in the fiscal year ending March 31, 2012.

11. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

		Predecessor
	March 31, 2007	March 31, 2006
Taxes, other than income taxes	$4.4	$4.4
Sales rebates	19.0	8.5
Severance obligations	2.4	3.2
Customer advances	19.3	7.2
Product warranty	4.2	2.7
Other	25.5	12.4

	$74.8	$38.4

12. Long-Term Debt

Long-term debt is summarized as follows (in millions):

		Predecessor
	March 31, 2007	March 31, 2006
Term loans	$787.5	$524.0
9.50% Senior notes due 2014 (1)	804.2	—
8.875% Senior notes due 2016	150.0	—
11.75% Senior subordinated notes due 2016	300.0	—
10.125% Senior subordinated notes due 2012	0.3	225.0
Other	4.9	4.7

Total	2,046.9	753.7
Less current portion	2.2	1.9

Long-term debt	$2,044.7	$751.8

(1)	Includes an unamortized bond issue premium of $9.2 million at March 31, 2007.

In connection with the Merger on July 21, 2006, all borrowings under the Company’s previous credit agreement and substantially all of the $225.0 million of 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The Merger was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility).

On February 7, 2007, the Company completed its acquisition of the Zurn water management business. This acquisition was funded partially with debt financing of $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (which includes a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of incremental borrowings under the Company’s existing term loan credit facilities.

As of March 31, 2007, the Company’s borrowings under the term loan credit facility were apportioned between two primary tranches: a $610.0 million term loan B1 facility and a $200.0 million term loan B2 facility as described above. Borrowings under the $610.0 million term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the $200.0 million term loan B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The outstanding principal balances of the term loan B1 and B2 credit facilities at March 31, 2007 were $590.0 million and $197.5 million, respectively. The weighted averaged interest rate on the Company’s outstanding term loans at March 31, 2007 was 7.78%.

Borrowings under the Company’s new $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on the revolver as of March 31, 2007. Additionally, $33.6 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2007.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of March 31, 2007, the senior secured bank leverage ratio was 2.37 to 1.00.

At March 31, 2007 and 2006, the Company had additional debt of $4.9 million and $4.7 million, respectively, comprised primarily of borrowings at various foreign subsidiaries.

Future maturities of debt are as follows, excluding the unamortized bond issue premium of $9.2 million (in millions):

Year ending March 31:
2008	$2.2
2009	0.6
2010	6.2
2011	8.5
2012	8.8
Thereafter	2,011.4

$2,037.7

Cash interest paid for the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 thorough July 21, 2006 and the years ended March 31, 2006 and 2005 was $70.9 million, $32.2 million, $53.1 million and $41.1 million, respectively.

13. Leases

The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2021. Rent expense totaled $7.1 million, $2.2 million, $7.7 million and $6.0 million for the periods from July 22, 2006 through March 31, 2007, from April 1, 2006 through July 21, 2006 and the years ended March 31, 2006 and 2005, respectively.

Future minimum rental payments for operating leases with initial terms in excess of one year are as follows (in millions):

Year ending March 31:
2008	$10.0
2009	8.4
2010	6.8
2011	5.2
2012	3.6
Thereafter	10.9

$44.9

14. Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. The Company’s outstanding stock options as of the adoption date continued to be accounted for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations through July 21, 2006, the date of the Apollo transaction discussed in Note 3. The Company did not grant, repurchase, or significantly modify any stock options from April 1, 2006 through July 21, 2006. In connection with the Apollo transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of March 31, 2007, 574,222 of these rollover stock options remain outstanding.

In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings also adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000. On July 22, 2006, 1,434,937 stock options were granted under the Option Plan. Through March 31, 2007, 44,585 additional options were granted and 32,299 previously outstanding options were forfeited, resulting in 1,447,223 outstanding options as of March 31, 2007. All of the options granted under the Option Plan had an initial exercise price of $47.50, the estimated fair value of the Company’s stock on the date of grant, and the term of each option is ten years. On March 2, 2007, Rexnord Holdings declared a dividend to shareholders and holders of rollover stock options in the amount of $27.56 per share/option. As a result of this transaction, the exercise price of the options previously granted under the Option Plan was amended to $19.94 per option. Approximately 50% of the options granted vest ratably over five years from the date of grant; the remaining fifty percent of the options are eligible to vest based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2011.

The fair value of each option granted under the Option Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 28% based on the expected volatilities of publicly-traded companies within the Company’s industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; the risk free interest rate (4.5% to 5.1%) based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of options granted under the Option Plan between July 22, 2006 and March 31, 2007 was $20.68. As of March 31, 2007, there was $24.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 4.2 years.

Information relative to stock options is as follows:

				Predecessor
	Period from July 22, 2006 through March 31, 2007			Period from April 1, 2006 through July 21, 2006			Year ended March 31, 2006		Year ended March 31, 2005
	Shares		Weighted Avg. Exercise Price	Shares		Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of year	—		$—	374,515		$113.96	304,005	$100.00	279,895	$100.00
Granted	2,057,467	(2)	16.34	—		—	104,568	150.00	67,253	100.00
Exercised	—		—	(372,017	)(1)	114.05	(1,778)	100.00	(19,427)	100.00
Canceled	(36,022)		18.62	(2,498)		100.00	(32,280)	100.00	(23,716)	100.00

Outstanding at end of period	2,021,445	(3)	$16.30	—		$—	374,515	$113.96	304,005	$100.00

Exercisable at end of period	574,222	(3)	$7.13	—		$—	148,448	$107.04	79,009	$100.00

(1)	As a result of the Apollo Transaction, all outstanding options at July 21, 2006 became fully vested and were exercised.
(2)	Includes 577,945 of rollover options.
(3)	The weighted average remaining contractual life of options outstanding and exercisable at March 31, 2007 is 9.3 years.

15. Retirement Benefits

The Company sponsors pension and other postretirement benefit plans for certain of their employees. The pension plans cover most of the Company’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements under applicable laws and governmental regulations. Other postretirement benefits consist of a retiree medical plan that covers a portion of employees in the United States that meet certain age and service requirements.

The components of net periodic benefit cost are as follows (in millions):

		Predecessor
	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006	Year ended March 31, 2005
Pension Benefits:
Service cost	$2.0	$0.6	$2.0	$3.3
Interest cost	12.3	3.9	13.3	13.4
Expected return on plan assets	(14.4)	(3.9)	(12.1)	(10.9)
Curtailment gain	(0.4)	—	—	—
Amortization of net actuarial losses (gains)	—	0.1	(0.7)	—

Net periodic benefit cost	$(0.5)	$0.7	$2.5	$5.8

Other Postretirement Benefits:
Service cost	$0.3	$0.1	$0.4	$0.6
Interest cost	2.1	0.8	2.8	2.6
Amortization:
Prior service cost	—	(0.1)	(0.3)	(0.3)
Actuarial losses	—	0.4	0.9	0.1

Net periodic benefit cost	$2.4	$1.2	$3.8	$3.0

The Company made contributions to its U.S. qualified pension plan trusts of $5.4 million and $8.0 million during the periods from July 22, 2006 through March 31, 2007 and from April 1, 2006 through July 21, 2006, respectively. For the twelve months ended March 31, 2006, the Company made contributions of $13.0 million to its U.S. qualified pension plan trusts.

Benefit obligations, plan assets, funded status and net liability information are summarized as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
		Predecessor			Predecessor
	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006
Benefit obligation at beginning of period	$(241.3)	$(249.8)	$(237.5)	$(47.9)	$(50.4)	$(48.5)
Service cost	(2.0)	(0.6)	(2.0)	(0.3)	(0.1)	(0.4)
Interest cost	(12.3)	(3.9)	(13.3)	(2.1)	(0.8)	(2.8)
Actuarial gains (losses)	4.8	7.8	(9.8)	3.6	1.9	(4.0)
Plan amendments	(4.6)	—	—	—	—	—
Benefits paid	9.6	7.0	13.0	5.1	3.0	8.9
Curtailment gain	0.4	—	—	—	—	—
Acquisitions	(335.5)	—	(3.2)	(10.4)	—	—
Plan participant contributions	—	—	—	(2.5)	(1.5)	(3.6)
Translation adjustment	(2.5)	(1.8)	3.0	—	—	—

Benefit obligation at end of period	$(583.4)	$(241.3)	$(249.8)	$(54.5)	$(47.9)	$(50.4)

Plan assets at beginning of period	$164.8	$155.8	$141.3	$—	$—	$—
Actual return on plan assets	15.0	4.6	9.9	—	—	—
Contributions	6.4	11.2	14.8	5.1	3.0	8.9
Benefits paid	(9.6)	(7.0)	(13.0)	(5.1)	(3.0)	(8.9)
Acquisitions	444.1	—	2.8	—	—	—
Translation adjustment	(0.1)	0.2	—	—	—	—

Plan assets at end of period	$620.6	$164.8	$155.8	$—	$—	$—

Funded status of plans	$37.2	$(76.5)	$(94.0)	$(54.5)	$(47.9)	$(50.4)
Unrecognized prior service cost	2.8	—	—	(0.2)	(3.3)	(3.4)
Unrecognized net actuarial (gains) losses	(2.9)	10.9	18.2	(2.5)	15.3	17.6
Contributions after measurement date	0.6	—	2.3	—	—	—

Net amount recognized	$37.7	$(65.6)	$(73.5)	$(57.2)	$(35.9)	$(36.2)

Recorded in:
Long-term assets	$114.6	$—	$—	$—	$—	$—
Intangible asset (1)	1.0	—	—	—	—	—
Current liabilities	(9.4)	(21.0)	(20.8)	(4.9)	(5.1)	(5.1)
Long-term liabilities	(68.8)	(47.8)	(61.6)	(52.3)	(30.8)	(31.1)
Accumulated other comprehensive loss	0.3	3.2	8.9	—	—	—

	$37.7	$(65.6)	$(73.5)	$(57.2)	$(35.9)	$(36.2)

(1)	Included within “Other assets” on the consolidated balance sheet.

The Company uses an actuarial measurement date of December 31 to measure its pension benefit obligations and March 31 to measure its other postretirement obligations. The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (in weighted-average percentages):

	Pension Benefits				Other Postretirement Benefits
		Predecessor				Predecessor
	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	March 31, 2006	March 31, 2005	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	March 31, 2006	March 31, 2005
Benefit Obligations:
Discount rate	5.87%	5.73%	5.54%	5.78%	6.00%	6.00%	5.75%	6.00
Rate of compensation increase	3.41%	3.34%	3.34%	3.31%	n/a	n/a	n/a	n/a

Net Periodic Benefit Cost:
Discount rate	5.73%	5.54%	5.78%	6.07%	6.00%	5.75%	6.00%	6.25
Rate of compensation increase	3.33%	3.35%	3.31%	3.49%	n/a	n/a	n/a	n/a
Expected return on plan assets	8.25%	8.44%	8.46%	8.50%	n/a	n/a	n/a	n/a

In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets, and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.

The Company’s weighted-average investment allocations as of March 31, 2007 and 2006, are presented in the following table.

Allocations between equity and fixed income securities are maintained within a 5% tolerance of the target allocation established by the investment committee of each plan. The Company’s defined benefit pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize investment returns consistent with levels of investment risk that are prudent and reasonable. All assets are managed externally according to guidelines established individually with investment managers and the Company’s investment consultant. The manager guidelines prohibit the use of any type of investment derivative without the prior approval of the investment committee. Portfolio risk is controlled by having managers comply with their established guidelines, including establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The portfolio included holdings of domestic, international, and private equities, global high quality and high yield fixed income, and short-term interest bearing deposits. No equity securities of the Company are held in the portfolio.

	Plan Assets
		Predecessor
	March 31, 2007	March 31, 2006
Equity securities	62%	70%
Debt securities	20%	29%
Other	18%	1%

The Company expects to contribute approximately $9.4 million during fiscal 2008 to its defined benefit plans and $4.9 million to its other postretirement benefit plans.

Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2008	$33.4	$4.9
2009	33.7	4.6
2010	33.9	4.3
2011	34.3	4.5
2012	34.6	4.3
2013 - 2017	179.6	22.4

Pension Plans That Are Not Fully Funded

At March 31, 2007, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $255.3 million, $245.4 million and $180.9 million, respectively. At March 31, 2006, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $247.6 million, $236.8 million and $153.6 million, respectively.

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

The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 9% in fiscal 2008 grading down to 5% in fiscal 2012 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year ended March 31,			Year ended March 31,
	2007	2006	2005	2007	2006	2005
Increase (decrease) in total of service and interest cost components	$0.3	$0.2	$0.2	$(0.2)	$(0.2)	$(0.2)
Increase (decrease) in postretirement benefit obligation	$3.2	$3.5	$3.0	$(2.7)	$(3.0)	$(2.6)

Multi-Employer and Government-sponsored Plans

The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.1 million, $0.1 million, $0.2 million and $0.2 million for the periods from July 22, 2006 through March 31, 2007, from April 1, 2006 through July 21, 2006 and the years ended March 31, 2006 and 2005, respectively.

Defined Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $7.6 million, $3.0 million, $9.8 million and $5.9 million for the periods from July 22, 2006 through March 31, 2007, from April 1, 2006 through July 21, 2006 and the years ended March 31, 2006 and 2005, respectively.

16. Income Taxes

The components of the provision (benefit) for income taxes are as follows (in millions):

	Period from July 22, 2006 through March 31, 2007	Predecessor
		Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006	Year ended March 31, 2005
Current:
United States	$—	$—	$—	$—
Non-United States	2.8	1.6	10.6	4.2
State and local	1.2	—	2.6	1.2

Total current	4.0	1.6	13.2	5.4

Deferred:
United States	2.4	(16.3)	9.9	6.8
Non-United States	3.7	(0.1)	(1.4)	—
State and local	0.8	(1.3)	(5.4)	2.0

Total deferred	6.9	(17.7)	3.1	8.8

Provision for income taxes	$10.9	$(16.1)	$16.3	$14.2

The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

	Period from July 22, 2006 through March 31, 2007	Predecessor
		Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006	Year ended March 31, 2005
United States	$1.4	$(64.8)	$37.0	$28.3
Non-United States	12.4	9.1	2.2	7.5

Income (loss) before income taxes	$13.8	$(55.7)	$39.2	$35.8

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2007	Predecessor
		March 31, 2006
Deferred tax assets:
Compensation and retirement benefits	$—	$24.7
US federal and state tax operating loss carryforwards	91.2	6.2
Foreign tax credit carryforwards	29.6	23.9
Foreign net operating loss carryforwards	44.3	37.9
Other	10.6	1.4

	175.7	94.1
Valuation allowance	(84.0)	(44.0)

Total deferred assets	91.7	50.1

Deferred tax liabilities:
Property, plant and equipment	74.8	48.3
Compensation and retirement benefits	9.5	—
Inventories	35.4	11.0
Intangible assets and goodwill	370.2	38.0

Total deferred tax liabilities	489.9	97.3

Net deferred tax liabilities	$398.2	$47.2

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

Management believes it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in this determination include the historical operating results of the Predecessor and the expectation of future earnings, including anticipated reversals of future taxable temporary differences. A valuation allowance was established at March 31, 2007 and 2006 for deferred tax assets related to state net operating loss carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. The carryforward period for the foreign tax credit is ten years. The carryforward periods for the state net operating losses range from five to twenty years. Certain foreign net operating loss carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign net operating losses is indefinite.

The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Period from July 22, 2006 through March 31, 2007	Predecessor
		Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006	Year ended March 31, 2005
Provision (benefit) for income taxes at U.S. statutory income tax rate	$4.8	$(19.5)	$13.7	$12.5
State and local income taxes, net of federal benefit	1.2	(0.8)	(1.8)	2.1
Net effects of foreign tax rates and credits	4.1	0.7	2.8	(1.6)
Foreign net operating losses for which tax benefit was not provided	0.9	0.6	1.8	1.4
Nondeductible transaction related costs	—	2.8	—	—
Other	(0.1)	0.1	(0.2)	(0.2)

Provision (benefit) for income taxes	$10.9	$(16.1)	$16.3	$14.2

No provision has been made for United States income taxes related to approximately $18.3 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. It is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company’s United States federal income tax return for fiscal 2002 is currently under examination. Management believes adequate provision for income taxes payable of the Company has been made for all fiscal years through 2007. The Company has been indemnified for all tax obligations related to tax years ending prior to and including November 25, 2002, by Invensys (in connection with the sale of the Predecessor to The Carlyle Group on November 25, 2002).

In conjunction with the Zurn acquisition, the Company assumed certain tax liabilities and contingencies of Jacuzzi Brands, Inc. A federal tax audit was completed for Jacuzzi Brands, Inc. for the fiscal years ended September 30, 1998 through 2002. At the conclusion of this audit, an appeal was filed with the IRS in September 2005 regarding various issues identified during the audit upon which agreement could not be reached. To date, final settlement has not been concluded. Adequate reserves have been recorded to cover any assessment if the appeals are rejected.

Cash paid for income taxes to governmental tax authorities during the periods from July 22, 2006 through March 31, 2007, from April 1, 2006 through July 21, 2006, and the years ended March 31, 2006 and 2005 was $3.6 million, $1.1 million, $10.5 million and $7.1 million, respectively.

17. Related Party Transactions

RBS Global, Inc. had a management services agreement with TC Group, L.L.C., (The Carlyle Group) for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Predecessor. Under the terms of the agreement, the Company paid $0.5 million, plus out of pocket expenses during the period from April 1, 2006 through July 21, 2006, and $2.0 million per year, plus out of pocket expenses for both fiscal 2006 and fiscal 2005. This agreement terminated July 21, 2006 when The Carlyle Group sold the Company to Apollo.

RBS Global, Inc. has a management services agreement, effective July 22, 2006, with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company paid $1.4 million plus out of pocket expenses during the period from July 22, 2006 through March 31, 2007. This agreement will remain in effect until such time as Apollo or its affiliates collectively own less than 10% of the equity interest of the Company, or such earlier time as the Company and Apollo may mutually agree.

In connection with the Apollo acquisition, we entered into a management consulting agreement (the “Cypress agreement”) with Mr. Sherman and two entities controlled by Mr. Sherman, Cypress Group, LLC (“Cypress”) and Cypress Industrial Holdings, LLC (“Cypress Industrial” and, collectively with Mr. Sherman and Cypress, “Consultant”). Pursuant to the Cypress agreement, Consultant provides certain consulting services to us, Mr. Sherman serves as the non-executive Chairman of the boards of directors of Rexnord and Rexnord Holdings, and Consultant receives an annual consulting fee of $250,000 and reimbursement for reasonable out-of-pocket expenses. Under the terms of the Cypress agreement, we paid $172,500 plus out of pocket expenses during the period from July 22, 2006 through March 31, 2007; $77,500 plus out of pocket expenses for the period from April 1, 2006 through July 21, 2006; and $250,000 plus out-of-pocket expenses for fiscal 2006. Mr. Sherman also received non-qualified stock options.

Transaction costs

The Company paid a total of $0.6 million to The Carlyle Group and $21.3 million to Apollo for investment banking and other transaction related services as part of the purchase of the Company by Apollo. These payments have been accounted for as transaction fees and are included in the total cost of the Apollo Acquisition as discussed in Note 3.

The Company paid a total of $9.0 million to Apollo and $1.8 million to the Cypress Group LLC for investment banking and other transaction related services as part of the Zurn Acquisition. These payments have been accounted for as transaction fees and are included in the total cost of the Zurn Acquisition as discussed in Note 3.

During the period from July 22, 2006 through March 31, 2007 , the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, the Company expensed approximately $2.5 million, $0.5 million, and $1.5 million, respectively, of consulting services provided by an entity that is controlled by certain minority shareholders of the Company.

18. Commitments and Contingencies

Power Transmission (“PT”)

The Company’s PT entities are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In connection with the Carlyle acquisition in November 2002, Invensys PLC has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•

In 2002, the Company was named as a Potentially Responsible Party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), by the United States Environmental Protection Agency, or USEPA, and the Illinois Environmental Protection Agency, or IEPA. The Company’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from our property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site. In support of the USEPA and IEPA, in July 2004 the Illinois Attorney General filed a lawsuit (State of Illinois v. Precision et al.) in the Circuit Court of DuPage County, Illinois against the Company and the other PRP companies seeking an injunction, the provision of potable water to approximately 800 homes, further investigation of the alleged contamination, reimbursement of certain costs incurred by the state and assessment of a monetary penalty. In August 2003, several PRPs, including the Company, entered into an Administrative Order by Consent, or AOC, with the USEPA, IEPA and State of Illinois et al. that required the PRPs to pay $4.275 million to fund the hook-up of about 800 homes to municipal water and to undertake continuing investigation of the Site. The Company agreed to pay $306,500 of that fund under an interim allocation. The AOC is expected to resolve a significant portion of the State of Illinois lawsuit. Subsequently, the Company was notified by the USEPA that an expanded Site investigation will be required. The Company’s allocated share of future costs related to the site, including for investigation and/or remediation, could be significant.

•

The Company is also a defendant in a pending lawsuit alleging personal injury stemming from contamination that allegedly, in whole or in part, originated from the Ellsworth Industrial Park Site. The lawsuit entitled Jana Bendik v. Precision Brand Products et al. v. Rexnord Corporation et al. was filed in April 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois and seeks monetary relief. Two other suits allegedly related to the Ellsworth Industrial Park Site were recently settled: Kevin Pote, et al. v. Ames Supply Co. et al. was filed in December 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois. The complaint sought compensatory and punitive damages recoverable under the Illinois Wrongful Death and Survival Statute and the costs of the suit. A sealed, global settlement of all claims was reached with all Pote defendants in March, 2007. Muniz et al. v. Rexnord Corporation et al., was a class action filed in April 2004 in the United States District Court for the Northern District of Illinois. A global settlement was reached in late 2006 with the plaintiffs in the Muniz matter. The Muniz settlement covers past and future costs related to property damage incurred by the plaintiffs as well as certain damages for injuries, but does not release defendants from any potential future claims for non-property damages. The settlement amounts originally allocated to, and paid by, the Company are subject to further reallocation through a binding arbitration process. The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, management believes the Company has meritorious defenses to these matters. Pursuant to its indemnity obligation, Invensys is defending the Company in these matters and has paid 100% of the related costs to date. To provide additional protection, the Company has sued its insurance companies for a declaration of coverage as to these matters.

•

The Company has been named as a defendant in over 630 lawsuits (with approximately 6,800 claimants) pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division. Invensys and FMC, the prior owner of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary has been named as a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,600 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. To date, Invensys has paid 100% of the costs related to the Prager lawsuits, and the Company believes that it also has insurance coverage for its legal defense costs related to such suits.

•

The Kimberly St. Cin, Individually and as surviving spouse of Robert St. Cin, decedent v. The Falk Corporation, et al., wrongful death claim against Falk was settled and such settlement approved by the court on October 23, 2006. The settlement contribution was within reserves previously established by the Company.

In connection with the Falk acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk is a defendant in over 140 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 4,100 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Falk in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

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

Water Management

The Company’s Water Management entities are party to legal proceedings that the Company believes to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to its financial condition, results of operations or cash flows.

As of March 31, 2007, the Company and an average of 80 other unrelated companies were defendants in approximately 5,200 asbestos related lawsuits representing approximately 46,200 claims. The suits allege damages in an aggregate amount of approximately $11.8 billion against all defendants. Plaintiffs’ claims against Zurn allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by Zurn’s insurers.

The Company uses an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. Based on this firm's analysis, the Company currently estimates that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2016 is approximately $136.0 million, of which the Company expects to pay approximately $102.0 million through 2016 on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of the Company’s defense strategies and settlement initiatives. As a result, the Company’s actual liability could differ from the Company’s estimate described herein. Further, while the Company’s current asbestos liability is based on an estimate of claims through 2016, such liability may continue beyond 2016, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of March 31, 2007, is approximately $287.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $211.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $287.0 million of coverage, management estimates that it would need to satisfy an additional $80 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of March 31, 2007, the Company recorded a receivable from its insurance carriers of $136 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $287.0 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $287.0 million. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions, based upon current information management believes that the eventual outcome of said actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

19. Business Segment Information

The results of operations are reported in two business segments, consisting of the Power Transmission segment and the Water Management segment. The Power Transmission segment manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, special components, industrial chain and aerospace bearings and seals. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction equipment, chemicals, energy, food and beverage, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets.

The financial information of the Company’s segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2).

Business Segment Information (Continued)

(in millions)

	Power Transmission	Water Management	Total
Net Sales
2007(1)	$852.0	$69.5	$921.5
2007(2)	334.2	—	334.2
2006	1,081.4	—	1,081.4
2005	811.0	—	811.0

Income (Loss) from Operations
2007(1)	$102.8	$10.3	$113.1
2007(2)	(34.3)	—	(34.3)
2006	104.5	—	104.5
2005	80.5	—	80.5

Restructuring and Other Charges Included in Income (Loss) from Operations
2007(1)	$—	$—	$—
2007(2)	62.7	—	62.7
2006	31.1	—	31.1
2005	7.3	—	7.3

Interest Expense, net
2007(1)	$105.2	$(0.2)	$105.0
2007(2)	21.0	—	21.0
2006	61.5	—	61.5
2005	44.0	—	44.0

Provision (Benefit) for Income Taxes
2007(1)	$9.1	$1.8	$10.9
2007(2)	(16.1)	—	(16.1)
2006	16.3	—	16.3
2005	14.2	—	14.2

Depreciation and Amortization
2007(1)	$59.4	$3.6	$63.0
2007(2)	19.0	—	19.0
2006	58.7	—	58.7
2005	45.4	—	45.4

Capital Expenditures
2007(1)	$27.6	$0.4	$28.0
2007(2)	11.7	—	11.7
2006	37.1	—	37.1
2005	25.7	—	25.7

(1)	Represents the period from July 22, 2006 through March 31, 2007.
(2)	Represents the period from April 1, 2006 through July 21, 2006.

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales				Long-lived Assets
	Period from July 22, 2006 through March 31, 2007	Predecessor				Predecessor
		Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006	Year ended March 31, 2005	March 31, 2007	March 31, 2006	March 31, 2005
Net Sales
United States	$654.0	$235.8	$771.3	$528.9	$2,435.7	$905.8	$704.1
Europe	169.0	65.1	202.7	201.2	258.5	240.1	239.3
Rest of World	98.5	33.3	107.4	80.9	24.8	14.5	6.9

	$921.5	$334.2	$1,081.4	$811.0	$2,719.0	$1,160.4	$950.3

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

20. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company as of March 31, 2007 and for the period from July 22, 2006 through March 31, 2007 for (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC (formerly Rexnord Corporation), which together are co-issuers (the “Issuers”) of the senior notes and senior subordinated notes issued on July 21, 2006 in connection with the Merger; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

The following schedules also present condensed consolidating financial information of the Predecessor as of March 31, 2006 and for the period from April 1, 2006 through July 21, 2006 as well as for the years ended March 31, 2006 and 2005 for (a) RBS Global, Inc., the Parent company; (b) Rexnord LLC (formerly Rexnord Corporation), a wholly-owned subsidiary of RBS Global, Inc. and the issuer of the prior senior subordinated notes, substantially all of which were repurchased on July 21, 2006 in connection with the Merger; (c) on a combined basis, the domestic subsidiaries of the Predecessor, all of which were wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Predecessor (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the prior senior subordinated notes were full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

March 31, 2007

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$32.2	$23.9	$—	$56.1
Receivables, net	—	183.6	70.8	—	254.4
Inventories, net	—	318.3	66.0	—	384.3
Other current assets	—	12.8	13.5	—	26.3

Total current assets	—	546.9	174.2	—	721.1

Receivable from (payable to) affiliates, net	86.8	27.2	(114.0)	—	—
Property, plant and equipment, net	—	340.0	97.1	—	437.1
Intangible assets, net	—	944.8	42.9	—	987.7
Goodwill	—	1,130.5	163.7	—	1,294.2
Investment in:
Guarantor subsidiaries	1,876.6	—	—	(1,876.6)	—
Non-guarantor subsidiaries	—	633.6	—	(633.6)	—
Insurance for asbestos claims	—	136.0	—	—	136.0
Pension assets	—	114.6	—	—	114.6
Other assets	69.9	10.2	2.4	—	82.5

Total assets	$2,033.3	$3,883.8	$366.3	$(2,510.2)	$3,773.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$0.4	$1.8	$—	$2.2
Trade payables	—	106.5	47.9	—	154.4
Income taxes payable	(1.1)	1.3	3.3	—	3.5
Deferred income taxes	10.5	5.8	0.6	—	16.9
Compensation and benefits	—	36.2	16.7	—	52.9
Current portion of pension obligation	—	8.6	0.8	—	9.4
Current portion of postretirement obligation	—	4.9	—	—	4.9
Interest payable	30.4	0.1	—	—	30.5
Other current liabilities	0.1	62.6	12.1	—	74.8

Total current liabilities	39.9	226.4	83.2	—	349.5

Long-term debt	2,042.0	0.8	1.9	—	2,044.7
Note (receivable from) payable to affiliates, net	(927.9)	1,356.7	(428.8)	—	—
Pension obligations	—	27.4	41.4	—	68.8
Postretirement benefit obligations	—	52.3	—	—	52.3
Deferred income taxes	164.5	192.6	24.2	—	381.3
Reserve for asbestos claims	—	136.0	—	—	136.0
Other liabilities	15.2	15.0	10.8	—	41.0

Total liabilities	1,333.7	2,007.2	(267.3)	—	3,073.6
Stockholders’ equity	699.6	1,876.6	633.6	(2,510.2)	699.6

Total liabilities and stockholders’ equity	$2,033.3	$3,883.8	$366.3	$(2,510.2)	$3,773.2

Condensed Consolidating Balance Sheet

Predecessor

March 31, 2006

(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$—	$13.3	$9.2	$—	$22.5
Receivables, net	—	—	115.4	62.0	—	177.4
Inventories, net	—	—	140.9	51.0	—	191.9
Other current assets	—	—	10.8	11.4	—	22.2

Total current assets	—	—	280.4	133.6	—	414.0

Receivable from (payable to) affiliates, net	—	86.8	28.8	(115.6)	—	—
Property, plant and equipment, net	—	—	280.2	68.7	—	348.9
Intangible assets, net	—	—	132.7	8.4	—	141.1
Goodwill	—	28.1	465.0	177.3	—	670.4
Investment in:
Guarantor subsidiaries	442.1	739.4	—	—	(1,181.5)	—
Non-guarantor subsidiaries	—	—	137.5	—	(137.5)	—
Other assets	—	21.6	9.9	2.2	—	33.7

Total assets	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$1.8	$—	$1.9
Trade payables	—	—	81.8	37.5	—	119.3
Income taxes payable	(1.3)	(11.3)	13.8	2.7	—	3.9
Deferred income taxes	(0.4)	—	7.9	(0.5)	—	7.0
Compensation and benefits	—	—	32.5	12.4	—	44.9
Current portion of pension obligation	—	—	20.8	—	—	20.8
Current portion of postretirement obligation	—	—	5.1	—	—	5.1
Interest payable	—	13.3	—	0.2	—	13.5
Other current liabilities	—	(0.1)	29.0	9.5	—	38.4

Total current liabilities	(1.7)	1.9	191.0	63.6	—	254.8

Long-term debt	—	749.0	0.7	2.1	—	751.8
Note payable to (receivable from) affiliates, net	2.7	(317.1)	294.2	20.2	—	(0.0)
Pension obligations	—	—	23.5	38.1	—	61.6
Postretirement benefit obligations	—	—	31.1	—	—	31.1
Deferred income taxes	—	—	36.0	4.2	—	40.2
Other liabilities	—	—	18.6	8.9	—	27.5

Total liabilities	1.0	433.8	595.1	137.1	—	1,167.0
Stockholders’ equity	441.1	442.1	739.4	137.5	(1,319.0)	441.1

Total liabilities and stockholders’ equity	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Condensed Consolidating Statement of Operations

Predecessor

Period from July 22, 2006 through March 31, 2007

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$695.3	$276.4	$(50.2)	$921.5
Cost of sales	—	477.2	201.2	(50.2)	628.2

Gross profit	—	218.1	75.2	—	293.3
Selling, general and administrative expenses	—	116.6	42.7	—	159.3
Gain on Canal Street accident, net	—	(6.0)	—	—	(6.0)
Amortization of intangible assets	—	26.7	0.2	—	26.9

Income from operations	—	80.8	32.3	—	113.1
Nonoperating income (expense):
Interest expense:
To third parties	(105.5)	0.6	(0.1)	—	(105.0)
To affiliates	26.5	(21.6)	(4.9)	—	—
Other, net	(2.2)	20.4	(12.5)	—	5.7

(Loss) income before income taxes	(81.2)	80.2	14.8	—	13.8
(Benefit) provision for income taxes	(4.0)	8.3	6.6	—	10.9

(Loss) income before equity in earnings of subsidiaries	(77.2)	71.9	8.2	—	2.9
Equity in earnings of subsidiaries	80.1	8.2	—	(88.3)	—

Net income	$2.9	$80.1	$8.2	$(88.3)	$2.9

Condensed Consolidating Statement of Operations

Predecessor

Period from April 1, 2006 through July 21, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$253.1	$100.8	$(19.7)	$334.2
Cost of sales	—	—	183.6	73.8	(19.7)	237.7

Gross profit	—	—	69.5	27.0	—	96.5
Selling, general and administrative expenses	0.2	—	44.7	18.2	—	63.1
Transaction related costs	—	43.6	19.1	—	—	62.7
Amortization of intangible assets	—	—	5.0	—	—	5.0

Income (loss) from operations	(0.2)	(43.6)	0.7	8.8	—	(34.3)

Nonoperating income (expense):
Interest expense:
To third parties	—	(20.0)	(0.1)	(0.9)	—	(21.0)
To affiliates	—	34.3	(31.6)	(2.7)	—	—
Other, net	(0.6)	—	2.9	(2.7)	—	(0.4)

Income (loss) before income taxes	(0.8)	(29.3)	(28.1)	2.5	—	(55.7)
Provision (benefit ) for income taxes	(0.3)	(10.3)	(7.0)	1.5	—	(16.1)

Income (loss) before equity in earnings (loss) of subsidiaries	(0.5)	(19.0)	(21.1)	1.0	—	(39.6)
Equity in earnings (loss) of subsidiaries	(39.1)	(20.1)	1.0	—	58.2	—

Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)

Condensed Consolidating Statement of Operations

Predecessor

Fiscal Year Ended March 31, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$818.4	$316.6	$(53.6)	$1,081.4
Cost of sales	—	—	563.2	232.7	(53.6)	742.3

Gross profit	—	—	255.2	83.9	—	339.1
Selling, general and administrative expenses	0.7	0.1	131.6	55.4	—	187.8
Restructuring and other similar costs	—	—	23.6	7.5	—	31.1
Amortization of intangible assets	—	—	15.6	0.1	—	15.7

Income (loss) from operations	(0.7)	(0.10)	84.4	20.9	—	104.5

Nonoperating income (expense):
Interest expense:
To third parties	—	(60.1)	(0.4)	(1.0)	—	(61.5)
To affiliates	—	20.2	(11.5)	(8.7)	—	—
Other, net	(2.0)	5.8	1.4	(9.0)	—	(3.8)

Income (loss) before income taxes	(2.7)	(34.2)	73.9	2.2	—	39.2
Provision (benefit ) for income taxes	(0.9)	(7.5)	15.5	9.2	—	16.3

Income (loss) before equity in earnings (loss) of subsidiaries	(1.8)	(26.7)	58.4	(7.0)	—	22.9
Equity in earnings (loss) of subsidiaries	24.7	51.4	(7.0)	—	(69.1)	—

Net income (loss)	$22.9	$24.7	$51.4	$(7.0)	$(69.1)	$22.9

Condensed Consolidating Statement of Operations

Predecessor

Fiscal Year Ended March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$571.1	$290.1	$(50.2)	$811.0
Cost of sales	—	—	389.5	216.5	(50.2)	555.8

Gross profit	—	—	181.6	73.6	—	255.2
Selling, general and administrative expenses	0.2	0.1	98.5	54.8	—	153.6
Restructuring and other similar costs	—	—	5.2	2.1	—	7.3
Amortization of intangible assets	—	—	13.6	0.2	—	13.8

Income (loss) from operations	(0.2)	(0.10)	64.3	16.5	—	80.5

Nonoperating income (expense):
Interest expense:
To third parties	—	(42.3)	(0.1)	(1.6)	—	(44.0)
To affiliates	—	7.1	2.6	(9.7)	—	—
Other, net	(2.0)	—	(1.0)	2.3	—	(0.7)

Income (loss) before income taxes	(2.2)	(35.3)	65.8	7.5	—	35.8
Provision (benefit ) for income taxes	(0.7)	(13.3)	24.0	4.2	—	14.2

Income (loss) before equity in earnings of subsidiaries	(1.5)	(22.0)	41.8	3.3	—	21.6
Equity in earnings of subsidiaries	23.1	45.1	3.3	—	(71.5)	—

Net income	$21.6	$23.1	$45.1	$3.3	$(71.5)	$21.6

Condensed Consolidating Statement of Cash Flows

Period from July 22, 2006 through March 31, 2007

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2.9	$80.1	$8.2	$(88.3)	$2.9
Noncash adjustments	99.6	108.4	10.5	(88.3)	90.0
Changes in operating assets and liabilities, including intercompany activity	(111.9)	73.0	8.7	—	(30.2)

Cash (used for) provided by operating activities	(9.4)	44.7	27.4	—	62.7

Investing activities
Expenditures for property, plant and equipment	—	(18.8)	(9.2)	—	(28.0)
Proceeds from dispositions of property, plant and equipment	—	1.3	—	—	1.3
Acquisitions, net of cash acquired	(1,898.5)	(0.3)	—	—	(1,898.8)

Cash used for investing activities	(1,898.5)	(17.8)	(9.2)	—	(1,925.5)

Financing activities
Proceeds from issuance of long-term debt	2,100.0	—	—	—	2,100.0
Repayments of long-term debt	(816.0)	(0.2)	(0.1)	—	(816.3)
Payment of financing fees	(74.8)	—	—	—	(74.8)
Payment of tender premium	(23.1)	—	—	—	(23.1)
Capital contributions	720.2	—	—	—	720.2
Proceeds from issuance of common stock	1.6	—	—	—	1.6

Cash provided by (used for) financing activities	1,907.9	(0.2)	(0.1)	—	1,907.6

Effect of exchange rate changes on cash	—	—	0.5	—	0.5

Increase in cash	—	26.7	18.6	—	45.3
Cash at beginning of period	—	5.5	5.3	—	10.8

Cash at end of period	$—	$32.2	$23.9	$—	$56.1

Condensed Consolidating Statement of Cash Flows

Predecessor

Period from April 1, 2006 through July 21, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)
Noncash adjustments	50.1	41.7	(14.5)	3.2	(58.2)	22.3
Changes in operating assets and liabilities, including intercompany activity	(10.5)	(10.8)	40.3	(6.1)	—	12.9

Cash provided by (used for) operating activities	—	(8.2)	5.7	(1.9)	—	(4.4)

Investing activities
Expenditures for property, plant and equipment	—	—	(9.5)	(2.2)	—	(11.7)
Proceeds from dispositions of property, plant and equipment	—	—	1.6	—	—	1.6
Acquisitions, net of cash acquired	—	—	(5.6)	—	—	(5.6)

Cash used for investing activities	—	—	(13.5)	(2.2)	—	(15.7)

Financing activities
Proceeds from issuance of long-term debt	—	16.9	—	—	—	16.9
Repayments of long-term debt	—	(8.5)	—	—	—	(8.5)
Payment of financing fees	—	(0.2)	—	—	—	(0.2)

Cash provided by financing activities	—	8.2	—	—	—	8.2

Effect of exchange rate changes on cash	—	—	—	0.2	—	0.2

Increase (decrease) in cash	—	—	(7.8)	(3.9)	—	(11.7)
Cash at beginning of period	—	—	13.3	9.2	—	22.5

Cash at end of period	$—	$—	$5.5	$5.3	$—	$10.8

Condensed Consolidating Statement of Cash Flows

Predecessor

Fiscal Year Ended March 31, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$22.9	$24.7	$51.4	$(7.0)	$(69.1)	$22.9
Noncash adjustments	(25.1)	(48.3)	65.3	11.8	69.1	72.8
Changes in operating assets and liabilities	1.0	83.5	(91.3)	3.0	—	(3.8)

Cash provided by (used for) operating activities	(1.2)	59.9	25.4	7.8	—	91.9

Investing activities
Acquisition of Falk, net of cash acquired	—	(301.3)	—	—	—	(301.3)
Expenditures for property, plant and equipment	—	—	(28.9)	(8.2)	—	(37.1)
Proceeds from dispositions of fixed assets	—	—	0.9	1.4	—	2.3

Cash used for investing activities	—	(301.3)	(28.0)	(6.8)	—	(336.1)

Financing activities
Proceeds from issuance of long-term debt	—	312.0	—	—	—	312.0
Repayments of long-term debt	—	(63.0)	—	(2.0)	—	(65.0)
Payment of financing fees	—	(7.6)	—	—	—	(7.6)
Proceeds from issuance of common stock	1.2	—	—	—	—	1.2

Cash provided by (used for) financing activities	1.2	241.4	—	(2.0)	—	240.6

Effect of exchange rate changes on cash	—	—	—	(0.2)	—	(0.2)

Decrease in cash	—	—	(2.6)	(1.2)	—	(3.8)
Cash at beginning of period	—	—	15.9	10.4	—	26.3

Cash at end of period	$—	$—	$13.3	$9.2	$—	$22.5

Condensed Consolidating Statement of Cash Flows

Predecessor

Fiscal Year Ended March 31, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$21.6	$23.1	$45.1	$3.3	$(71.5)	$21.6
Noncash adjustments	(23.1)	(41.3)	39.3	9.3	71.5	55.7
Changes in operating assets and liabilities	(0.7)	63.2	(63.4)	(9.0)	—	(9.9)

Cash provided by (used for) operating activities	(2.2)	45.0	21.0	3.6	—	67.4

Investing activities
Expenditures for property, plant and equipment	—	—	(19.3)	(6.4)	—	(25.7)
Proceeds from dispositions of fixed assets	—	—	5.4	1.0	—	6.4

Cash used for investing activities	—	—	(13.9)	(5.4)	—	(19.3)

Financing activities
Net borrowings (repayments) of long-term debt	—	(45.0)	(0.3)	1.1	—	(44.2)
Proceeds from issuance of common stock	2.2	—	—	—	—	2.2

Cash provided by (used for) financing activities	2.2	(45.0)	(0.3)	1.1	—	(42.0)

Effect of exchange rate changes on cash	—	—	—	(1.6)	—	(1.6)

Increase (decrease) in cash	—	—	6.8	(2.3)	—	4.5
Cash at beginning of period	—	—	9.1	12.7	—	21.8

Cash at end of period	$—	$—	$15.9	$10.4	$—	$26.3

21. Quarterly Results of Operations (unaudited)

(in millions)

	Predecessor		Period from July 22, 2006 through September 30, 2006	Third	Fourth
Fiscal Year 2007:	First	Period from July 3, 2006 through July 21, 2006
Net sales	$288.4	$45.8	$252.3	$283.1	$386.1
Gross profit	89.7	6.8	84.0	84.1	125.2
Net income (loss)	(2.8)	(36.8)	0.4	(4.5)	7.0

	Predecessor
Fiscal Year 2006:	First		Second	Third	Fourth	Total
Net sales	$239.9		$273.3	$264.5	$303.7	$1,081.4
Gross profit	71.3		86.8	82.0	99.0	339.1
Net income	4.9		7.7	0.6	9.7	22.9

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

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information concerning our directors and executive officers as of the date of this Form 10-K:

Name	Age	Position(s)
George M. Sherman	65	Chairman of the Board of RBS Global and Rexnord LLC

Robert A. Hitt	49	President, Chief Executive Officer and Director of RBS Global and Rexnord LLC

George C. Moore	52	Executive Vice President of Finance and Chief Financial Officer of RBS Global and Rexnord LLC and Director of Rexnord LLC

Alex P. Marini	60	President and Chief Executive Officer, Water Management Group

Laurence M. Berg	41	Director, RBS Global

Peter P. Copses	48	Director, RBS Global

Damian Giangiacomo	30	Director, RBS Global

Praveen R. Jeyarajah	39	Director, RBS Global

Steven Martinez	36	Director, RBS Global

George M. Sherman has been Chairman of our board of directors since 2002. Mr. Sherman also served as the Chairman of Campbell Soup from August 2001 to November 2004, and currently serves as the chairman of Jacuzzi Brands. Prior to his appointment with Campbell Soup, Mr. Sherman was the Chief Executive Officer at Danaher Corporation, a manufacturer of process/environmental controls and tools and components, from 1990 to May 2001. Prior to joining Danaher, he was Executive Vice President at Black and Decker Corporation.

Robert A. Hitt became our President and Chief Executive Officer in April 2001 and was elected as one of our directors in connection with the Carlyle acquisition in 2002. Prior to the Carlyle acquisition, Mr. Hitt had been the Chief Operating Officer of Invensys Industrial Components and Systems Division since April 2002, Division Chief Executive of Invensys Automation Systems Division from April 2001 to March 2002 and Division Chief Executive of Invensys Industrial Drive Systems Division from October 2000 to March 2001. Mr. Hitt joined Siebe/Invensys in 1994, where he held various positions, including President of Climate Controls, from June 1997 to October 2000, and prior to June 1997, General Manager of Appliance Controls.

George C. Moore became our Executive Vice President of Finance and Chief Financial Officer in September 2006. Prior to joining the Company Mr. Moore had been the Executive Vice President and Chief Financial Officer of Maytag, a manufacturer of major appliances and household products, since 2003. Prior to that Mr. Moore served as Group Vice President of Finance at Danaher Corporation, where he was employed since 1993.

Alex P. Marini became President and Chief Executive Officer of our Water Management Group upon consummation of the Zurn acquisition. Previously, Mr. Marini was the President and Chief Executive Officer of Jacuzzi since August 2006, the President and Chief Operating Officer of Jacuzzi from August 2005 to August 2006 and the President of Zurn from 1996 to August 2006. He joined Zurn in 1969 and held a variety of financial positions, including Vice President and Group Controller. He was promoted to Vice President of Sales, Marketing and Administration in 1984, and in 1987 was named President of Wilkins, a Zurn division, a position he held until becoming President of Zurn.

Laurence M. Berg became a member of our board of directors in July 2006 upon consummation of the Apollo acquisition. Mr. Berg is a Senior Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1992. Prior to joining Apollo, Mr. Berg was a member of the Mergers and Acquisition Group at Drexel Burnham Lambert. Mr. Berg is also a director of Educate, Goodman Global, Jacuzzi Brands, Do Something, and Connections Academy.

Peter P. Copses became a member of our board of directors in July 2006 upon the consummation of the Apollo acquisition. Mr. Copses is a Founding Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert, and subsequently at Donaldson, Lufkin & Jenrette Securities, primarily concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of Rent-A-Center, Inc., and Linens ‘n Things, Inc.

Damian J. Giangiacomo became a member of our board of directors in October 2006. Mr. Giangiacomo is a principal at Apollo Management, L.P., where he has been employed since July 2000. Prior to joining Apollo, Mr. Giangiacomo was an investment banker at Morgan Stanley & Co. Mr. Giangiacomo is also a director of Linens N’ Things and Jacuzzi Brands.

Praveen R. Jeyarajah was first elected as one of our directors in connection with the Carlyle Acquisition in 2002 and served in that capacity until the Apollo acquisition. Mr. Jeyarajah was reappointed as a director in October 2006, and also serves as a director of Jacuzzi Brands. Mr. Jeyarajah is a Managing Director at Cypress Group, LLC. Prior to joining Cypress Group, he was a Managing Director of Carlyle from 2001 to 2006. Prior to joining Carlyle, Mr. Jeyarajah was with Saratoga Partners from 1996 to 2000. Prior to that, Mr. Jeyarajah worked at Dillon, Read & Co., Inc.

Steven Martinez became a member of our board of directors in July 2006 upon the consummation of the Apollo acquisition. Mr. Martinez is a Partner at Apollo Management, L.P. Prior to joining Apollo in 2000, he worked for Goldman Sachs & Co. and Bain and Company. Mr. Martinez also serves as a director of Oceana Cruises, Jacuzzi Brands, Goodman Global Holdings, Inc. and Allied Waste Industries, Inc.

Boards of Directors

RBS Global’s board of directors has an audit committee and a compensation committee. However, through Apollo’s control of a majority of the common stock of Rexnord Holdings, it has the power to control Rexnord Holdings’ and our affairs and policies, including the election of Rexnord Holdings’ and our directors and the appointment of Rexnord Holdings’ and our management.

Audit Committee. The duties and responsibilities of the audit committee include recommending the appointment or termination of the engagement of independent accountants, otherwise overseeing the independent auditor relationship and reviewing significant accounting policies and controls. The members of the Audit Committee are Messrs, Martinez (Chair), Giangiacomo and Jeyarajah.

Compensation Committee. The duties and responsibilities of the compensation committee include reviewing and approving the compensation of officers and directors, except that the compensation of officers serving on any such committee will be determined by the full board of directors. The members of the Compensation Committee are Messrs, Berg, Giangiacomo, Jeyarajah and Martinez (Chair) and Sherman.

Our board of directors has not evaluated whether any member of the Audit Committee is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K because all of the members of our board of directors who serve on our audit committee were appointed by our 100% stockholder.

Code of Ethics

We have adopted a written code of ethics, referred to as the Rexnord Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. The Rexnord Code of Business Conduct and Ethics is available on our corporate website at www.rexnord.com. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

The Compensation Committee of our Board of Directors (the “Committee”) is principally responsible for determining the executive compensation programs for the Company, with the exception of the award of equity based compensation, which is determined by the Compensation Committee of Rexnord Holdings, Inc., our indirect 100% parent (“Holdings”), as these awards cover equity securities of Holdings. The Committee, in consultation with the Compensation Committee of Holdings (the “Holdings Compensation Committee”), has the authority to approve all matters regarding executive compensation, including salaries, bonuses, cash incentives, equity incentives and benefit programs. The members of the Committee are Messrs. Martinez (Chair), Berg, Giangiacomo, Jeyarajah and Sherman. The Holdings Compensation Committee is currently comprised of the same individuals.

The Committee, with input from the Holdings Compensation Committee and the boards of directors of Holdings and the Company, oversees our executive compensation agreements, plans and policies. The Committee seeks to ensure that the compensation and benefits provided to executives are reasonable, fair, competitive and aligned with the long and short term goals of Holdings’ Board of Directors. Based upon these criteria, the Committee, in consultation with the Holdings Compensation Committee, sets the principles and strategies that guide the design of our executive compensation program. Throughout this discussion, we refer to the executives named in the Summary Compensation Table under this Item 11 as the “Named Executive Officers.”

General Compensation Philosophy and Objectives of Executive Compensation Programs

The foundation of our executive compensation programs is to reward our executives for achieving specific annual and long-term strategic goals of the Company and to align each executive’s interest with that of our owners. We believe that rewarding executives for superior levels of achievement will result in significant long-term value creation for the Company and its owners. As a result, we believe that the compensation packages we provide to executives, including the Named Executive Officers, must include both cash-based and equity-based elements that reward performance. The Committee, with input from the Chief Executive Officer, evaluates the performance of our executives and their compensation packages to ensure that we maintain our ability to retain highly talented key employees and attract new talent, as needed, to successfully grow and lead the organization.

We have created a “pay for performance” culture that places an emphasis on value creation and subjects a substantial portion of each executive’s incentive compensation to risk depending on the performance of the Company. As such, the Committee bases its executive compensation decisions on the following philosophy:

•	The compensation program should support the business by establishing an emphasis on critical short-term objectives and long-term strategy;

•	Each executive’s total compensation should correlate to their relative contribution to the Company;

•	A significant portion of each executive’s total compensation should be based on the achievement of performance goals and objectives; and

•	Executives should be rewarded for superior performance through annual cash-based incentives and, if appropriate, the grant of equity-based awards.

Our executive compensation program is designed to focus our executives on critical business goals that translate into long-term value creation. As a result, we believe that a substantial portion of our executives’ compensation should be variable and based on overall corporate financial performance. Another element of our executive compensation program is designed to reward annual improvement in personal objectives, with target performance areas determined for each executive officer by our Chief Executive Officer (or by the Committee, in the case of our Chief Executive Officer). We refer to these target performance areas as annual improvement priorities (“AIPs”).

Setting Executive Compensation and the Role of Our Executive Officers in Compensation Decisions

The Committee annually reviews and approves all compensation decisions related to our officers, including those for our Named Executive Officers. Prior to making its annual compensation determinations for each executive officer (other than that of the Chief Executive Officer), one or more members of the Committee work together with the Chief Executive Officer to review the performance of the Company and, if applicable, the respective business group, the role of each executive in the various aspects of that performance, and the executive’s level of achievement of his or her AIPs. Based on this review, the Chief Executive Officer makes recommendations to the Committee as to the compensation of all executives other than himself. The Committee will consider these recommendations and use its discretion and judgment in accepting or modifying these recommendation in making its final determinations.

The Committee has not retained a compensation consultant to review our executive compensation policies and procedures, although the Committee may from time to time obtain compensation studies to determine the relative strengths and weaknesses of our compensation packages.

2007 Executive Compensation Components

We compensate our executives though a variety of forms of cash and non-cash compensation. Our compensation program includes:

•	Cash compensation

•	base salaries

•	annual performance based awards

•	discretionary bonuses

•	special signing bonus

•	Long-term equity incentive awards

•	Retirement benefits

•	Severance benefits

The principal components of our executive compensation program for the fiscal year ended March 31, 2007 are discussed below.

Base Salary. Base salaries are set to recognize the experience, skills, knowledge and responsibilities required of the executives in their respective roles. Available market or comparable salary data is also used. Our executives’ base salaries are generally set at or slightly above the midpoint of the base salary for each position of other comparable companies, as reported to the Company by Mercer. The Committee reviews base salaries annually and makes adjustments from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Our existing employment agreements do not provide for mandatory minimum annual salary increases above the base salary amounts set forth in the employment agreements.

Annual Performance Based Awards. Cash incentives for our executive officers are principally awarded through our Management Incentive Plan, except for the cash incentive for Mr. Hitt for fiscal 2007, which is to be awarded under the Executive Bonus Plan, and the cash incentive for Mr. Marini for fiscal 2007, which is payable under the terms of his employment agreement. The terms of the Executive Bonus Plan for Mr. Hitt are the same as the terms of our Management Incentive Plan and therefore, for purposes of this discussion, we refer to both the Executive Bonus Plan and the Management Incentive Plan as the “MIP.”

The MIP is designed to provide our key officers with appropriate incentives to achieve and exceed key annual business objectives by providing performance-based cash compensation in addition to their annual base salary. Under the terms of the MIP, participants are eligible to earn cash bonuses based upon the achievement by the Company of the financial targets established by the Committee and by the achievement of each executive’s AIPs. Each participant’s target bonus amount is based upon a specified percentage of the participant’s annual salary. Each participant is entitled to his target bonus amount if 100% of the specified performance targets (“Base Targets”) are achieved. The target bonus amount for Messrs. Hitt and Moore are 75% and 50% of salary, respectively.

Base Targets under the MIP are comprised of financial performance metrics, which are similar for each executive officer, and the individual AIPs. For the 2007 and 2008 fiscal years, the financial performance metrics are based upon EBITDA and debt reduction targets. These metrics are substantially the same as those that are established for the bonus system of our other management personnel and salaried employees. The Committee, with input from the Holdings Compensation Committee, sets the financial performance metrics. The Committee is responsible for setting the AIPs for our Chief Executive Officer and our Chief Executive Officer sets the AIPs for each of the other executive officers participating in the plan. The Committee's intention in setting the Base Targets for fiscal 2007 and 2008 was that the Company would have to perform at a high level and create a certain level of value for its owners for any annual incentive to be paid and that it would require an exceptional level of performance to attain or exceed the target level.

Aggregate bonuses under the plan are weighted to include both financial metrics as well as the AIP performance. For 2007, 80% of the aggregate bonus is paid in accordance with the percentage of the EBITDA and debt repayment targets actually achieved, weighted evenly, and 20% of the aggregate bonus is paid in accordance with the achievement of the respective executive’s AIPs (although the Committee has the discretion to modify the personal performance percentage to 0%—40% of base salary). For a minimum bonus to be triggered under the financial performance metrics, the Company must reach at least 90% of the respective metric. For a minimum bonus to be triggered under the AIP metric, the Company must achieve at least 70% of the base targets. There is no maximum bonus opportunity payable with respect to the financial performance based portion of the bonus, and as a result, as the Company achieves a greater percentage of its target financial performance metrics, the percentage of base salary used to determine the participant’s performance based portion of the bonus for the year increases.

The financial metrics used in the Base Targets are based upon certain revenue, expense, cash flow, growth rate and other assumptions about the future business of the Company. Accordingly, the plan provides that in the event the Committee determines, in its sole discretion, that an adjustment to the Base Targets is appropriate to maintain eligibility or prevent dilution or enlargement of the economic benefits intended to be made available under the MIP, including as a result of an acquisition or divestiture, the Committee can adjust the financial targets in good faith and in any manner as it may deem equitable.

In accordance with the terms of Mr. Marini’s employment agreement, for the period between February 7, 2007 (the date his employment commenced with the Company) and March 31, 2007, Mr. Marini is eligible to receive a pro-rata bonus payment equal to the bonus that he would have received under the Jacuzzi Annual Performance Incentive Plan as it was in effect immediately prior to the Zurn acquisition. As is the case with the MIP, the Company believes that providing Mr. Marini with a bonus opportunity that is dependent on the performance of Zurn provides appropriate incentives to achieve and exceed key business objectives.

The table set forth below titled “Grants of Plan-Based Awards” provides information regarding aggregate threshold, target and maximum amounts that would be payable to the named Executive Officers under the MIP for the five year period comprised of our fiscal years ended March 31, 2007 through March 31, 2011 for Messrs, Hitt and Moore, and for March 31, 2008 through March 31, 2011 for Mr. Marini. The actual bonus amounts for the Named Executive Officers have not yet been determined.

The Committee expects to review the performance of the Company and the Named Executive Officers with respect to the pre-established performance goals for fiscal 2007 in the near future and approve incentive award payments based on that review. The amounts of these payments will be included in a subsequent filing by the Company with the SEC following final determination.

Discretionary Bonuses. In addition to annual incentive awards under the MIP, the Committee has the discretion to award additional performance-based compensation to our executives if the Committee determines that a particular executive has exceeded the objectives and/or goals established for such executive or made a unique contribution to the Company during the year. The Committee did not award any discretionary bonus awards for fiscal 2007.

Special Signing Bonus. The Company established the Special Signing Bonus Plan (the “Signing Bonus Plan”) effective July 21, 2006 to provide for the award of a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries who agreed to provide services to the Company following the date of its adoption (which was the date of the July 2006 Apollo acquisition). Mr. Hitt is the only Named Executive Officer who is a participant in the Signing Bonus Plan. Bonuses are payable to participants upon the earliest to occur of: (i) a change in control of the Company, (ii) the separation from service of the participant or (iii) a date specified for each participant.

Long Term Equity Incentive Awards. The Holdings Compensation Committee may, from time to time, approve the grant of equity awards to our Named Executive Officers and other officers, employees, directors and consultants. The Committee and the Holdings Compensation Committee believe that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and align the interests of our executives with those of our owners. These equity awards are generally subject to time-based and performance based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards encourage executives to maximize Company performance and create value for our equity owners. Equity awards are generally provided through grants of stock options to purchase shares of Holding’s common stock under the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”).

Among other things, the Holdings Compensation Committee decides which of our executives, employees, directors or consultants shall receive awards under the Option Plan, the exercise price, vesting terms and such other terms or conditions as the Holdings Compensation Committee may determine, in their sole discretion, provided such terms are consistent with the provisions of the Option Plan. With respect to options granted to our Named Executive Officers, 50% of the options granted to each officer under the Option Plan vest on a pro-rata basis over five years, subject to continued employment. The other 50% vest annually over five years subject to the Company meeting certain specified annual and cumulative performance targets, which currently include both annual and cumulative EBITDA and debt repayment targets. As was the case under the MIP, the Holdings Compensation Committee’s intention in setting the performance vesting targets for the options was that the Company would have to perform at a high level and create a certain level of value for its owners for any portion of the performance based options to vest. The number of options to be vested with respect to the Company's fiscal 2007 financial performance will be determined at the approximately the same time as the annual performance based awards for fiscal 2007 are determined and will be reported in a subsequent SEC filing.

As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment appropriate to prevent dilution or enlargement of the economic benefits intended to be made available under the awards, including as a result of an acquisition or divestiture.

During the 2007 fiscal year, the Holdings Compensation Committee granted stock options to Mr. Hitt and Mr. Andrzejewski in connection with the Company’s July 2006 acquisition by Apollo and to Mr. Moore in connection with the commencement of his employment with the Company. Subsequent to the fiscal year end, the Holdings Compensation Committee granted options to Mr. Marini pursuant to the terms of his employment agreement and also made additional grants to other executive officers and non-executive personnel, including a grant of options to Messrs. Hitt and Moore. The corresponding number of stock options granted to our Named Executive Officers and the material terms of these options as of the end of our 2007 fiscal year are described below under “Description of Plan-Based Awards-Stock Options.”

We do not have any program, plan or practice in place for selecting grant dates for awards under the Option Plan in coordination with the release of material non-public information. The Holdings Compensation Committee is not prohibited from granting options at times when they are in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and we did not “time” the release of any material non-public information to affect the value of those awards.

        Retirement Benefits. Each of our continuing Named Executive Officers participates in qualified defined-benefit and/or defined-contribution retirement plans maintained by the Company on substantially the same terms as our other participating employees. The Company adopted the Rexnord Supplemental Executive Retirement Plan ("SERP") on January 1, 2004 to provide participants with deferred compensation opportunities. Mr. Hitt, Mr. Jansen and Mr. Andrzejewski are the only participants in the SERP. Under the plan, during the term of each participant’s active employment with the Company, each participant’s account is credited annually as of each December 31 with a percentage of his compensation and account balances are credited at an annual interest rate of 6.75%. Account balances become payable upon a termination of employment.

Under the terms of Mr. Marini’s employment agreement with the Company, Mr. Marini is entitled to receive a monthly supplemental retirement benefit commencing upon his retirement, so long as his employment is not terminated for "cause." The amount of the monthly supplemental retirement benefit is determined as of Mr. Marini's retirement date and is an amount necessary to provide Mr. Marini with a monthly 60% joint and survivor annuity during Mr. Marini's life after his retirement equal to the positive difference, if any, between $20,000 less his "existing retirement benefit” (as defined in the employment agreement). If Mr. Marini voluntarily terminates his employment with the Company for any reason other than a termination for "good reason", death or disability, he must give the Company 6 months notice of his termination order to receive the supplemental retirement benefit. If he does not give the Company the 6 months notice, Mr. Marini will be required to pay the Company an amount equal to his then current base salary. The Company believes that the benefits provided to Mr. Marini recognize the substantial past and expected future contributions to the Company (including his prior service with Zurn).

Severance Benefits. We have entered into separate employment agreements with Messrs. Hitt and Marini that, among other things, provide that the executive would be entitled to certain severance benefits in the event of a termination of employment during the term of the respective agreement if such termination is: (i) initiated by us without cause or (ii) initiated by the respective officer for good reason (each as defined in the respective agreements). The Committee has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. We believe that a termination by the executive for good reason (or constructive termination) is conceptually the same as an actual termination by the Company without cause; therefore, we believe it is appropriate to provide severance benefits following such a constructive termination of the executive’s employment.

Mr. Moore is covered under a corporate severance policy that applies to our employees whose employment is involuntarily terminated under various conditions described in the plan document. The severance policy is intended to cover employees who are not entitled to severance benefits under an employment agreement. We believe that it is appropriate to provide severance benefits to employees whose employment terminates in these circumstances and that doing so helps us to attract and retain highly qualified employees.

Additional information concerning potential payments that may be made to the Named Executive Officers in connection with their termination of employment or a change in control is presented in “Potential Payments Upon a Termination or Change in Control” below.

Perquisites and Other Personal Benefits. The Company provides the Named Executive Officers with perquisites and other personal benefits that the Company and the Company's Compensation Committee believe are reasonable, competitive and consistent with the overall compensation program. The Committee periodically reviews the perquisites and other benefits provided to the Named Executive Officers. In particular, Messrs. Hitt and Moore receive travel reimbursement in connection with travel to and from their respective principal residences, which are located out-of-state, and housing reimbursement in Milwaukee, Wisconsin.

Compensation Committee Report on Executive Compensation(1)

The Company's Compensation Committee has certain duties and powers as described in its charter. The Company's Compensation Committee is currently composed of the five non-employee directors named at the end of this report. The Company's Compensation Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Company's Compensation Committee recommended to the Company's Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Steven Martinez (Chair)

Laurence M. Berg

Damian Giangiacomo

Praveen Jeyarajah

George M. Sherman

[1]

Unless specifically stated otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Compensation Committee Interlocks and Insider Participation

Messrs. Berg, Giangiacomo and Martinez, whose names appear on the Compensation Committee Report above, became Compensation Committee members immediately following the Apollo acquisition in July 2006. Each of these directors are partners of Apollo Management, L.P., the controlling stockholder of Holdings. In fiscal 2007 the Company entered into several significant transactions with Apollo and its affiliates, including aggregate payments of $30.3 million in connection with the Apollo and Zurn acquisitions, and the payment of an annual consulting fee, currently set at $2.0 million per year, to Apollo or one of its affiliates. In fiscal 2007 the Company also paid approximately $2.0 million in consulting fees to an entity affiliated with Mr. George Sherman, who is the Chairman of the Board of the Company and Holdings, including the $250,000 listed for Mr. Sherman in the “Director Compensation” table. Mr. Jeyarajah, whose name also appears on the above Compensation Committee Report, is a Managing Director of Cypress. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended March 31, 2007.

Summary Compensation Table

The following table presents information about the compensation of our Chief Executive Officer, our Chief Financial Officer and our other executive officer, and two former executive officers, whom we refer to as our Named Executive Officers, for the year ended March 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)[2]	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[3]	All Other Compensation ($)[4]	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert A. Hitt, President and Chief Executive Officer	2007	$558,942	—	—	$807,844	$617,716	$3,510	$1,025,811	3,013,823
George C. Moore, Executive Vice President and Chief Financial Officer[5]	2007	215,384	—	—	101,529	—	—	32,862	349,775
Alex P. Marini, President and Chief Executive Officer, Water Management Group[6]	2007	75,000	—	—	—	—	1,309,766	6,621	1,391,387
Thomas J. Jansen[7]	2007	261,373	—	—	—	234,877	5,106	161,942	663,298
Michael N. Andrzejewski[8]	2007	132,683	—	—	—	131,802	3,831	46,172	314,488

(1)	The amounts in column (f) reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended March 31, 2007, in accordance with SFAS 123(R). Assumptions used in the calculation of this amount are included in Note 14 to our Consolidated Financial Statements included herewith. Excludes options to purchase 11,535 shares granted under the Option Plan to Mr. Andrzejewski but forfeited upon his retirement, for which the Company will record no expense pursuant to SFAS 123(R). Equity based awards are denominated in shares of common stock of our indirect parent, Rexnord Holdings, Inc.
(2)	The amounts in column (g) represents the amount paid under the Company's Executive Bonus Plan to Mr. Hitt for fiscal 2006 performance and amounts paid under the Management Incentive Plan to Messrs. Jansen and Andrzejewski for fiscal 2006 performance. In addition to such amounts, Messrs. Hitt, Moore and Marini are eligible to receive a performance based bonus with respect to the 2007 fiscal year covered by the Summary Compensation Table. However, these bonus amounts have not yet been determined, and such amounts will be included in a subsequent filing by the Company following final determination.
(3)	The amounts in column (h) for Messrs. Hitt, Jansen and Andrzejewski represent the sum of the actuarial increase in the present value of each of their benefits under our Rexnord Non-Union Pension Plan plus interest on deferred compensation account balances under the SERP considered under SEC rules to be at above-market rates in the following amounts: for Mr. Hitt, $2,170 actuarial increase in pension value and $1,340 interest; for Mr. Jansen, $4,380 actuarial increase in pension value and $726 interest; and for Mr. Andrzejewski, $3,400 actuarial increase in pension value and $431 interest. The change in the actuarial present value of the accrued pension benefit is based on the difference of the present value of the accrued benefit as of the December 31, 2006 measurement date (used for financial statement reporting purposes) and the present value of the accrued benefit as of the December 31, 2005 measurement date (used for financial statement reporting purposes). The amount in column (h) for Mr. Marini represents the actuarial present value, calculated as of February 7, 2007 (the date his employment with the Company commenced), of the supplemental retirement benefit Mr. Marini is entitled to receive from the Company pursuant to the terms of his employment agreement. This amount was determined using the same actuarial assumptions applied for financial reporting purposes for the December 31, 2006 measurement date. Mr. Marini is also a participant under the Jacuzzi Brands Inc. Master Pension Plan, which was merged into the Rexnord Non-Union Pension Plan as of April 13, 2007. See “Pension Benefit Table” below for a description of the supplemental retirement benefit and the aggregate pension benefits to which he is entitled under the Rexnord Non-Union Pension Plan.
(4)	For Mr. Hitt, column (i) includes a 401(k) matching contribution of $16,195, a 401(k) personal retirement account ("PRA") contribution of $6,600, a contribution of $825,594 to the Signing Bonus Plan, a contribution of $100,294 to the SERP, a temporary housing benefit of $24,752, commuting reimbursements of $28,213, an auto benefit of $3,677 and tax gross-ups in the aggregate of $20,486. For Mr. Moore, amounts include a 401(k) matching contribution of $1,846, a PRA contribution of $3,692, a temporary housing benefit of $5,607, commuting reimbursements of $12,907, an auto benefit of $6,023 and aggregate tax gross-ups of $2,787. For Mr. Marini, column (i) includes club dues of $921, an auto benefit of $261, a 401(k) matching contribution of $5,035 and aggregate tax gross-ups of $414. For Mr. Jansen, amounts include a 401(k) matching contribution of $5,600, a PRA contribution of $6,600, a contribution of $45,893 to the SERP, an auto benefit of $6,983, club dues of $8,152 and aggregate tax gross-ups of $6,953, and a severance payment of $81,761, which represents the cash severance and benefits paid to him as of March 31, 2007 under his Change in Control Severance Agreement with the Company (see “Potential Payments Upon Termination or Change in Control” below for a description of Mr. Jansen’s separation agreement with the Company). For Mr. Andrzejewski, amounts include a 401(k) matching contribution of $5,696, a PRA contribution of $6,600, a contribution of $24,691 to the SERP and an auto benefit of $9,185.

(5)	Mr. Moore’s date of hire was September 5, 2006.
(6)	Mr. Marini, who was employed by Jacuzzi Brands, Inc. prior to the Zurn acquisition, joined the Company on February 7, 2007, the date of the Zurn acquisition. All amounts reflect compensation paid or payable by the Company for the period beginning on that date and running through fiscal year end.
(7)	Mr. Jansen retired from the Company on January 21, 2007.
(8)	Mr. Andrzejewski retired from the Company on November 4, 2006.

Employment Agreements. The Company has entered into employment agreements with Messrs. Hitt and Marini.

The agreement for Mr. Hitt was effective as of July 21, 2006 and provides for a five-year term, subject to automatic extension for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Mr. Hitt’s initial annual salary, which may be increased by our board of directors, is $575,000, and he is eligible to receive an incentive compensation bonus under the terms of our Management Incentive Plan. The employment agreement with Mr. Marini, which was effective as of February 7, 2007, provides for an initial term of employment through August 31, 2008, subject to automatic extensions for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the agreement, Mr. Marini’s annual base salary is $500,000, which may be increased by the Company’s Chairman or Chief Executive Officer. Mr. Marini is eligible to receive a discretionary bonus under the Company’s annual bonus plan established for each fiscal year commencing with fiscal 2008 with an annual cash target bonus opportunity for each fiscal year equal to 100% of his base salary. Mr. Marini is also entitled to receive a pro-rata bonus for the period commencing on the effective date of his employment agreement and ending on March 31, 2007. The amount of this bonus has not yet been determined. Each of the employment agreements for Mr. Hitt and Mr. Marini provide for severance payments and benefits upon a termination of employment. See the discussion following the “Pension Benefit Table” below for a description of the terms of Mr. Marini’s supplemental pension benefit.

Severance Payments to Mr. Jansen. Mr. Jansen became entitled to severance benefits upon his termination of employment with the Company on January 21, 2007 pursuant to the terms of his Change in Control Severance Agreement with the Company. See “Potential Payments Upon Termination or Change in Control” below for a description of the material terms of these payments and benefits.

Grants of Plan-Based Awards

The following table presents information about grants of plan-based awards made to our Named Executive Officers during the fiscal year ended March 31, 2007. Equity awards are denominated in shares of common stock of our indirect parent, Rexnord Holdings, Inc.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)[2]	Exercise or Base Price of Option Awards ($/Sh)		Closing Market Price on Grant Date ($)
		Thresh- old[3] ($)	Target ($)[4]	Maximum ($)[5]	Thresh- old (#)[6]	Target (#)[7]	Maxi-mum (#)[8]
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)		(l)
Robert A. Hitt	07/21/06	—	$2,156,250	—	5,768	115,353	115,353	—	115,353	$19.94	[9]	[9]
	07/21/06	—	—	—	—	—	—	—	115,791	$7.13	[10]
George C. Moore	10/25/06	—	$900,000	—	865	17,303	17,303	—	17,303	$19.94	[9]	[9]
Alex P. Marini	02/07/07	—	$2,000,000	—	—	—	—	—	—	—		—
Thomas J. Jansen[11]	—	—	—	—	—	—	—	—	—	—		—
Michael N. Andrzejewski[11]	—	—	—	—	—	—	—	—	—	—		—

(1)	For Messrs. Hitt and Moore, amounts reflect target cash incentive awards under the Management Incentive Plan for the 2007-2011 fiscal years. For Mr. Marini amounts reflect target cash incentive awards under the Management Incentive Plan for the 2008-2011 fiscal years.
(2)	Represents the portion (50%) of the options granted to each Named Executive Officer under the Option Plan not subject to performance based vesting. These options vest in equal portions on the first five anniversaries of the grant date based upon continued employment.
(3)	There is no minimum amount payable under the Company's Management Incentive Plan.
(4)	Represents the amount payable under the Company's Management Incentive Plan if 100% of the performance and AIP measures are met for the 2007-2011 fiscal years for Messrs. Hitt and Moore and for the 2008-2011 fiscal years for Mr. Marini, assuming each executive's current annual salary, excluding any additional discretionary bonus which could be paid under the plan.
(5)	The Management Incentive Plan does not set a limit on the maximum bonus opportunity payable with respect to the financial performance based portion of the bonus formula. Instead, the plan provides that the percentage of the participant’s base bonus (defined above) used to determine the participant’s financial performance based portion of the bonus for the fiscal year will increase incrementally as the level of achievement increases.
(6)	Represents the minimum number of option shares that would vest under the Option Plan if the lowest performance threshold for vesting is satisfied.

(7)	Represents the number of option shares that would vest under the Option Plan if 100% of the target performance for each metric under the plan is satisfied.
(8)	Represents the maximum number of options that could vest under the Option Plan.
(9)	On the grant date both the exercise price and the deemed fair market value were $47.50. On March 2, 2007 Holdings declared a special dividend of $27.56 per share to the holders of its common stock, and on the dividend record date the fair market value per share of Holdings common stock was reduced to reflect a corresponding deduction. Based on this reduced fair market value, the Committee, in accordance with its adjustment authority under the terms of the Option Plan, adjusted the exercise price of all of the outstanding options under the Option Plan, including those held by our Named Executive Officers, by reducing the per share exercise price to $19.94, the deemed fair market value following the special dividend.
(10)	Represents options to purchase common stock of RBS Global held by Mr. Hitt which were converted into the right to purchase 115,791 shares of Holdings at a price per share of $7.13 at the time of the July 2006 Apollo acquisition. The options are 100% vested and exercisable. The $7.13 exercise price reflects the price on an as-converted basis determined to maintain the aggregate spread on the option.
(11)	Mr. Andrzejewski forfeited his plan based awards as a result of his retirement from the Company prior to the completion of the 2007 fiscal year.

Narrative to Grants of Plan Based Awards

As described under “Elements of 2007 Executive Compensation Annual Performance-Based Awards,” the Management Incentive Plan provides for cash based payments based on three criteria: the achievement of personal goals, referred to as “annual improvement priorities” or AIPs, the achievement of minimum annual EBITDA targets and the reduction of the Company’s debt by predetermined minimum levels. Mr. Marini is entitled to participate in the MIP beginning with our fiscal 2008.

Under the Option Plan, the vesting criteria for 50% of all options granted to our Named Executive Officers under the Option Plan is based upon annual and cumulative EBITDA and debt reduction targets over a five year period (the other 50% of such options vest in five equal amounts based on continued employment with the Company, subject to accelerated vesting or other modifications, as determined by the Committee). As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment appropriate to prevent dilution or enlargement of the economic benefits intended to be made available under the awards, including as a result of an acquisition or divestiture.

Outstanding Equity Awards

The following table presents information about outstanding and unexercised options held by our Named Executive Officers at March 31, 2007. Equity awards are denominated in shares of common stock of our indirect parent, Rexnord Holdings, Inc. None of our Named Executive Officers held stock awards at any time during fiscal 2007.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable[1]	Number of Securities Underlying Unexercised Options (#) Unexercisable[2]	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options[3] (#)	Option Exercise Price ($)		Option Expiration Date[4]
(a)	(b)	(c)	(d)	(e)		(f)
Robert A. Hitt	115,791 —	— 115,353	— 115,353	$ $	7.13 19.94	07/21/16 07/21/16
George C. Moore	—	17,303	17,303		$19.94	10/25/16
Alex P. Marini	—	—	—		—	—
Thomas J. Jansen	—	—	—		—	—
Michael N. Andrzejewski	—	—	—		—	—

(1)	Represents options to purchase common stock of RBS Global held by Mr. Hitt which were converted into the right to purchase 115,791 shares of Holdings at a price per share of $7.13 in connection with the Apollo acquisition (“Roll-Over Options”).
(2)	Represents 50% of the aggregate options granted to the Named Executive Officer under the Option Plan, which options vest based on continued employment in equal annual amounts on the first five anniversaries of the July 21, 2006 grant date for Mr. Hitt's options and the October 25, 2006 grant date for Mr. Moore’s options.
(3)	Represents 50% of the aggregate options granted to the Named Executive Officer under the Option Plan, which options are subject to performance based vesting over five years subject to the Company meeting certain specific performance targets in each of the fiscal years 2007 though 2011, which include both annual and cumulative EBITDA and debt reduction targets. As of the date of this filing no determination had been made by the Holdings Compensation Committee as to the number of options which would be deemed to have vested based upon the Company's financial performance for fiscal 2007.
(4)	The option expiration date shown in column (f) above is the normal expiration date, and the latest date that the options may be exercised. The options may terminate earlier upon a termination of employment or in connection with a change in control of the Company.

Narrative to the Outstanding Equity Awards

Outstanding options currently consist of Roll-Over Options granted to Mr. Hitt in connection with the Apollo acquisition and incentive based options granted to Messrs. Hitt and Moore pursuant to the Option Plan. In both cases the options represent the right to purchase shares of common stock of Holdings, our indirect parent.

On March 2, 2007, Holdings declared a special dividend of $27.56 per share with respect to its common stock. In connection with the special dividend, Mr. Hitt received a payment of $3,191,200, which represented the per-share dividend amount multiplied by the number of shares of Holding’s common stock that were subject to Mr. Hitt’s Roll-Over Options. Additionally, and as described under footnote 9 to the “Grants of Plan Based Awards” table, the Committee adjusted the exercise price of all of the outstanding options under the Option Plan, including those held by our Named Executive Officers, by reducing the per share exercise price from $47.50 to $19.94, the deemed fair market value of the common stock following the special dividend payment.

The options granted under the Option Plan may become fully vested if there is a change in control of the Company or if Holdings experiences certain liquidity events.

Option Exercises and Stock Vested

The following table provides information regarding exercises of option awards by our Named Executive Officers during the fiscal year ended March 31, 2007. None of our Named Executive Officers held stock awards at any time during fiscal 2007.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)[1]	Value Realized on Exercise ($)
(a)	(b)	(c)
Robert A. Hitt	45,396	$7,673,364
George C. Moore	—	—
Alex P. Marini	—	—
Thomas J. Jansen	39,076	6,587,025
Michael N. Andrzejewski	14,654	2,470,219

[1]

Represents options to purchase shares of RBS Global common stock held prior to the July 2006 Apollo acquisition that were cashed out in connection with the closing of that transaction. Such amount excludes options to purchase common stock of RBS Global held by Mr. Hitt which were converted into the right to purchase 115,791 shares of Holdings at a price per share of $7.13 at the time of the Apollo acquisition.

Pension Benefits

The following table presents information regarding the present value of accumulated benefits that may become payable to each of the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans as of March 31, 2007.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)[1]	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Robert A. Hitt	Rexnord Non-Union Pension Plan	8.25	$109,311	—
George C. Moore		—	—	—
Alex P. Marini[2]	Rexnord Non-Union Pension Plan Supplemental Pension Benefit (Employment Agreement)	35	890,152 1,309,722	— —
Thomas J. Jansen	Rexnord Non-Union Pension Plan	8.25	131,661	—
Michael N. Andrzejewski	Rexnord Non-Union Pension Plan	8.25	117,749	—

(1)	The amounts in column (d) represent the actuarial present value of each Named Executive Officer’s accumulated pension benefit under the Rexnord Non-Union Pension Plan as of the December 31, 2006 measurement date used for financial statement reporting purposes and, for Mr. Marini, the supplemental pension benefit under his employment agreement as of February 7, 2007 (the date his employment with the Company commenced). Participants in the Rexnord Non-Union Pension Plan are assumed to retire at age 65, the plan’s earliest termination date with unreduced benefits. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Retirement Benefits” and Note 15 (Retirement Benefits).
(2)	Mr. Marini was a participant in the Jacuzzi Brands, Inc. Master Pension Plan, which was merged into the Rexnord Non-Union Plan effective April 13, 2007. Mr. Marini’s employment with the Company commenced on February 7, 2007. Accordingly, the number of years of credited service represents former service with Jacuzzi Bands, Inc. and its affiliates.

Rexnord Non-Union Pension Plan. Each of our Named Executive Officers other than Mr. Moore participates in the Rexnord Non-Union Pension Plan. Benefit payments under this plan are generally based on final average annual compensation—including overtime pay, incentive compensation and certain other forms of compensation reportable as wages taxable for federal income tax purposes, but excluding severance payments, amounts attributable to our equity plans and any taxable fringe benefits—for the five years within the final ten years of employment prior to termination that produce the highest average. The plan’s benefits formula also integrates benefit formulas from prior plans of our former parent and Jacuzzi Brands, Inc. in which certain participants may have been entitled to participate. Benefits are generally payable as a life annuity for unmarried participants and on a 50% joint and survivor basis for married participants. The full retirement benefit is payable to participants who retire on or after age 65, and a reduced early retirement benefit is available to participants who retire on or after age 55 with 10 years of service. No offsets are made for the value of any social security benefits earned. During our 2004 fiscal year the Company froze credited service as of March 31, 2004. As such, no additional benefits are accruing under this plan. Mr. Hitt is eligible for increases in final average pay through 2014.

Supplemental Pension Benefits for Mr. Marini. Under the terms of Mr. Marini’s employment agreement with the Company that became effective February 7, 2007 in connection with the Zurn acquisition (the “Marini Employment Agreement”) Mr. Marini is entitled to receive a monthly supplemental retirement benefit in the form of a 60% joint and survivor annuity commencing upon his retirement, so long as his employment is not terminated for “cause.” The amount of the monthly supplemental retirement benefit is determined as of Mr. Marini’s retirement date and is an amount necessary to provide Mr. Marini with a monthly 60% joint and survivor annuity during Mr. Marini’s life after his retirement equal to the positive difference, if any, between $20,000 less his “existing retirement benefit.” Mr. Marini’s “existing retirement benefit” is equal to the sum of (1) the aggregate monthly benefit that he is entitled to receive under all of the tax qualified and non-tax qualified pension plans covering Mr. Marini during his employment with the Company and its affiliates and (2) the value of the lump sum payment he received under certain supplemental pension plans maintained by JBI upon the sale of JBI to affiliates of Apollo on February 7, 2007, assuming for purposes of the calculation that the amount was not paid until his retirement and was paid in the form of a 60% joint and survivor annuity rather than in a lump sum. Regardless of the form in which the existing retirement benefits would be paid under the terms of the applicable plan, for purposes of the calculation under the agreement, each benefit is determined assuming that the benefit is payable in the form of a 60% joint and survivor annuity determined using the actuarial assumptions that are used under the Company’s tax qualified defined benefit plan at the time of Mr. Marini’s retirement. If Mr. Marini voluntarily terminates his employment with the Company for any reason other than a termination for “good reason”, death or disability, he must give the Company 6 months notice of his termination order to receive the supplemental retirement benefit. If he does not give the Company the 6 months notice, Mr. Marini will be required to pay the Company an amount equal to his then current base salary.

Nonqualified Deferred Compensation

The following table presents information on contributions to, earnings accrued under and distributions from our nonqualified defined contribution and other nonqualified deferred compensation plans during the fiscal year ended March 31, 2007.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)[1]	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Robert A. Hitt	—	$925,888	$12,559	—	$1,137,066
George C. Moore	—	—	—	—	—
Alex P. Marini	—	—	—	—	—
Thomas J. Jansen	—	45,893	7,664	$154,430	—
Michael N. Andrzejewski	—	26,190	4,042	94,058	—

(1)	All amounts listed are included in column (h) of the Summary Compensation Table. For Mr. Hitt, represents a contribution of $825,594 under the Special Signing Bonus Plan and a contribution of $100,294 under the SERP. For Messrs. Jansen and Andrzejewski, represents a contribution under the SERP of $45,893 and $26,190, respectively.

Narrative to the Nonqualified Deferred Compensation Table

Mr. Hitt is a participant in the Rexnord Special Signing Bonus Plan (the “Signing Bonus Plan”). The Company established the Signing Bonus Plan effective July 21, 2006 to provide for an award of a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries who agreed to provide services to the Company following the date of its adoption (which was the date of the July 2006 Apollo acquisition). Bonuses become payable to participants upon the earliest to occur of: (i) a change in control of the Company, (ii) the participant’s separation from service or (iii) a date specified in the participant’s plan participation letter. Bonus amounts are not credited with interest or other earnings.

Messrs. Hitt, Jansen and Andrzejewski are the sole participants in the Rexnord Supplemental Executive Retirement Plan (“SERP”) that the Company adopted on January 1, 2003. Under the SERP, on the date the plan was adopted, each participant was credited with a specified amount to his account and during the term of each participant’s active employment with the Company thereafter, each participant’s account is credited annually as of each December 31 with a percentage of his compensation - 8.48% for Mr. Hitt, 7.97% for Mr. Jansen and 7.75% for Mr. Andrzejewski. Account balances are also credited with earnings at an annual interest rate of 6.75%. Participants are credited with a pro-rata contribution amount and interest in the year that the participant’s employment terminates. Benefits become payable upon a termination of employment, and as such, benefits for Messrs. Jansen and Andrzejewski became payable upon the termination of their employment during fiscal 2007. A “rabbi-trust” has been established to fund benefit obligations under the SERP.

Potential Payments Upon Termination or Change-in-Control

As described above in the “Compensation Discussion and Analysis - Severance Benefits”, the employment agreements of Mr. Hitt and Mr. Marini include provisions regarding certain payments to be made in the event of termination by the Company or by the executive.

Under the terms of the employment agreement for Mr. Hitt, upon termination of employment either by us without cause or by Mr. Hitt for good reason, he will be entitled to an amount equal to his stated annual base salary for a period of eighteen months and, during such severance period, continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition to the foregoing, the employment agreement also provides that in the event of a termination within 18 months of a change in control (as defined in the payments and benefits agreement) by the Company without cause, or by Mr. Hitt for good reason, Mr. Hitt is also entitled to receive an amount equal to the annual bonus he would have received in the performance period in effect at the time of termination, plus 18 months of the premium amount of the basic life insurance coverage then in place for him. Mr. Hitt is prohibited from competing with us during the term of his employment and for a period of twenty four months following termination of his employment.

Under the terms of the employment agreement for Mr. Marini, in the event Mr. Marini voluntarily retires from the Company, he will be entitled to receive certain annuity benefits (described above under “Pension Benefits”), provided he gives the Company at least six months’ notice of his intention to retire, and retiree medical coverage under our retiree medical plan in effect, if any, upon his termination. If Mr. Marini’s employment is terminated on or before August 31, 2008 either by us without cause, by Mr. Marini for good reason (in each case as defined in the agreement), or because we do not extend his employment term, subject to the execution of a release of claims, he will be entitled to receive 24 monthly payments equal to his then-monthly rate of base salary and a lump sum payment equal to two times his annual target bonus amount. If a termination occurs for either of these reasons after August 31, 2008, he will be entitled to receive 12 monthly payments equal to his then-monthly rate of base salary and a lump sum payment equal to his annual target bonus amount. Additionally, if such termination occurs prior to August 31, 2008 Mr. Marini will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination for a period of two years, or for a period of one year if such termination occurs thereafter. In either case, he will also be entitled to receive his minimum pension amount, as calculated pursuant to the agreement, retiree medical benefits for him and his spouse pursuant to the terms of the Company’s retiree medical plan covering the senior executives of the Company at the time of such termination, 12 months of accelerated vesting of his then-unvested options and any amounts then owed to Mr. Marini under the applicable benefit plans in which he is a participant, which are to be paid in accordance with the terms of such plans. Subject to certain limitations, under the agreement Mr. Marini is prohibited from competing with us or soliciting our employees, customers, suppliers or certain other persons during the term of his employment and for a period of 24 months following termination of his employment.

The following table presents the dollar value of the maximum severance benefits to which each executive would have been entitled under their respective employment agreements had a qualifying termination of employment occurred on March 31, 2007.

Name	Triggering Event	Cash Severance		Continued Benefits
Robert A. Hitt	Term. Without Cause or Resign for Good Reason	$862,500		$23,211
	Change in Control and Term. Without Cause or Resign for Good Reason within 18 months	$1,293,750	(1)	$24,815
Alex P. Marini	Term. Without Cause or Resign for Good Reason	$2,000,000		$33,882

(1)	Assumes Mr. Hitt's bonus for the year of termination equaled his target bonus of 75% of fiscal 2007 base salary.

Upon a termination of employment, Mr. Hitt would also be entitled to a distribution of the amount then credited to his account under the SERP of $298,913. In addition, upon a termination of employment or a change in control, we would have distributed to Mr. Hitt the $825,594 credited to his account under the Special Signing Bonus Plan. Upon a termination of employment, Mr. Marini would also be entitled to his minimum supplemental pension benefit as described under “Pension Plan Table” above. Additionally, in the event of a change-in-control, the Option Plan permits the Committee to take one of a series of actions, including causing outstanding option grants to be subject to accelerated vesting or repurchase by the Company.

Mr. Moore is covered under a corporate severance policy that applies to our employees whose employment is involuntarily terminated under various conditions described in the plan document. The severance policy is intended to cover employees who are not entitled to severance benefits under an employment agreement.

Mr. Jansen became entitled to severance benefits upon his termination of his employment with the Company on January 21, 2007 pursuant to the terms of his Change in Control Severance Agreement with the Company. This agreement provided Mr. Jansen with (1) severance pay in an amount equal to 12 months of his base salary payable over 12 months in accordance with the Company’s customary payroll practices, (2) the bonus that the Mr. Jansen would have received if he remained employed through the end of the bonus performance period in which his employment terminated, (3) during the 12 month period following his termination, or until Mr. Jansen is covered by the plan of another employer, continued coverage under the Company’s group medical and dental benefit plan and (4) payments equal to 12 months of the premium cost for life insurance coverage (excluding supplemental life insurance coverage) under the Company’s life insurance plan in effect immediately prior to Mr. Jansen’s date of termination. No severance was paid in connection with the termination of Mr. Andrzejewski's employment on November 4, 2006. In accordance with their respective prior elections, final SERP distributions in the amounts of $154,430 and $94,058 were paid to Messrs. Jansen and Andrzejewski, respectively.

Director Compensation

The table below summarizes the compensation we paid to persons who were non-employee directors of the Company for the fiscal year ended March 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George M. Sherman	—	—	$2,019,610	—	—	$250,000	$2,269,610
Laurence M. Berg	$36,000	—	12,064	—	—	—	48,064
Peter P. Copses	36,000	—	12,064	—	—	—	48,064
Damian Giangiacomo	36,000	—	5,829	—	—	—	41,829
Steven Martinez	36,000	—	12,064	—	—	—	48,064
Praveen Jeyarajah(2)	—	—	—	—	—	—	—
Bruce E. Rosenblum(3)	—	—	—	—	—	—	—
Jerome H. Powell(3)	—	—	—	—	—	—	—

(1)	The amounts in column (d) reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended March 31, 2007, in accordance with SFAS 123(R), based on options granted under the Option Plan to purchase 576,765 shares of Holdings’ common stock for Mr. Sherman and options to granted under the Option Plan purchase 4,211 shares of Holdings’ common stock for Messrs. Berg, Copses, Giangiacomo and Martinez, respectively. Assumptions used in the calculation of this amount are included in Note 14 to our Consolidated Financial Statements included herewith.
(2)	Service as a director initially terminated in July 2006 in connection with the Apollo acquisition. Mr. Jeyarajah was reappointed to the Board in October 2006.
(3)	Service as a director terminated in July 2006 in connection with the Apollo acquisition.

Narrative to Directors’ Compensation Table

We pay our non-employee directors (excluding Messrs. Sherman and Jeyarajah) an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $2,000 for each board and committee meeting attended in person. Fifty percent of the meeting fee is paid for board and committee meetings attended by teleconference. Directors who are also employees of the Company receive no additional compensation for their service as Directors. Directors are eligible to receive equity-based awards from time to time on a discretionary basis. On July 21, 2006, upon consummation of the Apollo acquisition Messrs. Berg, Copses and Martinez received options to purchase 4,211 shares of Holdings' common stock pursuant to the Option Plan. On November 28, 2006, Mr. Giangiacomo received options to purchase 4,211 shares of Holdings' common stock pursuant to the Option Plan upon his appointment to the Board. Each option has a 10 year term and becomes fully vested upon the one year anniversary of the date of grant.

On July 22, 2006, we entered into the Cypress agreement, as described above. Pursuant to the terms of the agreement, Consultant receives an annual consulting fee of $250,000. Mr. Sherman also received a grant of options to purchase 576,765 shares of Holdings’ common stock pursuant to the Option Plan. 50% of the options granted to Mr. Sherman vest based on continued service in equal annual amounts on the first five anniversaries of the July 21, 2006 grant date and the remaining 50% of the options granted to Mr. Sherman are subject to performance based vesting over five years, subject to the Company meeting certain specific performance targets in each of the fiscal years 2007 though 2011, which include both annual and cumulative EBITDA and debt reduction targets. Mr. Sherman also is entitled to reimbursement for all reasonable travel and other expenses incurred in connection with our business. Upon termination of the agreement, we must pay Mr. Sherman a pro rata portion of his consulting fee earned but not previously paid.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

RBS Global and Rexnord LLC are 100% owned (indirectly through Chase Acquisition) by Rexnord Holdings. The following table sets forth information regarding the beneficial ownership of Holding’s common stock, as of March 31, 2007, and shows the number of shares and percentage owned by each person known to beneficially own more than 5% of the common stock of Rexnord Holdings, each of our named executive officers currently with the Company; each member of the Board of Directors of RBS Global and Rexnord LLC; and all of our executive officers and members of our Boards of Directors as a group.

Name of Beneficial Owner	Shares		Ownership Percentage
Apollo(1)	9,222,014		97.5%
George M. Sherman(2)	421,053		4.4%
Laurence M. Berg	—		*
Peter P. Copses	—		*
Damian J. Giangiacomo	—		*
Praveen R. Jeyarajah	12,631		*
Steven Martinez	—		*
Robert A. Hitt(3)	115,791		1.2%
Thomas J. Jansen	—		—
Michael N. Andrzejewski	—		—
George C. Moore	21,052		*

Directors and Named Executive Officers as a Group	570,527	(4)	5.8%

*	Indicates less than one percent.
(1)

Each of the persons affiliated with Apollo who is also a partner or senior partner of Apollo may be deemed a beneficial owner of the shares owned by Apollo due to his or her status as an affiliate of Apollo. Each such person disclaims beneficial ownership of any such shares in which he or she does not have a pecuniary interest. The address of each such person and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, NY 10019.

(2)	Includes options to purchase 221,012 shares held by Cypress Group LLC, over which Mr. Sherman has sole voting and dispositive power.
(3)	Includes options to purchase 115,791 shares held by Mr. Hitt.
(4)	Includes options to purchase 336,803 shares.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes above, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of March 31, 2007, the number of securities outstanding under our equity compensation plan, the Stock Option Plan of RBS Global, Inc., the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RBS Global, Inc. had a management services agreement with TC Group, L.L.C., (The Carlyle Group) for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company paid $0.5 million, plus out of pocket expenses during the period from April 1, 2006 through July 21, 2006, and $2.0 million per year, plus out of pocket expenses for both fiscal 2006 and fiscal 2005. This agreement terminated July 21, 2006 when The Carlyle Group sold the Company to Apollo.

RBS Global, Inc. has a management services agreement, effective July 22, 2006, with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the indenture and the indentures governing our other notes, we are permitted to pay to Apollo an annual monitoring fee of up to the greater of $2.5 million or 1.5% of our EBITDA. At the time of the closing of the Apollo acquisition, Apollo elected to receive a $2.0 million annual monitoring fee. We have also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the transaction fee and management agreements and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, these agreements. Under the terms of the aforementioned agreement, the Company paid $1.4 million plus out of pocket expenses during the period from July 22, 2006 through March 31, 2007. This agreement will remain in effect until such time as Apollo or its affiliates collectively own less than 10% of the equity interest of the Company, or such earlier time as the Company and Apollo may mutually agree.

In connection with the Apollo acquisition, Rexnord Holdings, Apollo and certain other stockholders of Rexnord Holdings entered into stockholders’ agreements. The stockholders’ agreements provide for, among other things, restrictions on the transferability of each such person’s equity ownership in Rexnord Holdings, tag-along rights, drag-along rights, piggyback registration rights, repurchase rights by Rexnord Holdings in certain circumstances and certain restrictions on each management stockholder’s ability to compete with or solicit our employees or customers.

We make cash payments to Chase Acquisition to enable it to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to our and our subsidiaries’ income, (ii) franchise taxes and other fees required to maintain Chase Acquisition’s legal existence and (iii) corporate overhead expenses incurred in the ordinary course of business and salaries or other compensation of employees who perform services for both Chase Acquisition and us.

In connection with the Apollo acquisition, we entered into the Cypress agreement with Consultant. Pursuant to the Cypress agreement, Consultant provides certain consulting services to us, Mr. Sherman serves as the non-executive Chairman of the boards of directors of Rexnord and Rexnord Holdings, and Consultant receives an annual consulting fee of $250,000 and reimbursement for reasonable out-of-pocket expenses. In addition, Mr. Sherman received non-qualified stock options. Under the terms of the Cypress agreement, we paid $172,500 plus out of pocket expenses during the period from July 22, 2006 through March 31, 2007; $77,500 plus out of pocket expenses for the period from April 1, 2006 through July 21, 2006; and $250,000 plus out of pocket expenses for fiscal 2006.

Transaction Fees

The Company paid a total of $0.6 million to The Carlyle Group and $21.3 million to Apollo for investment banking and other transaction related services as part of the purchase of the Company by Apollo on July 21, 2006.

The Company also paid a total of $9.0 million to Apollo and $1.8 million to Cypress for investment banking and other transaction related services as part of the Zurn Acquisition on February 7, 2007.

Director Independence

The board of directors has not made a determination as to whether each director is “independent” because all of the members of our board have been appointed by our 100% stockholder. The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent. The Company does not believe any of its directors would be considered independent under the New York Stock Exchange’s definition of independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed, including reimbursement of actual expenses, by Ernst & Young for professional services rendered for the reviews of our quarterly reports on Form 10-Q, and for the audit of our financial statements and consents for the fiscal years ended March 31, 2007 and 2006 were $2,851,000 and $1,496,000, respectively.

Audit-Related Fees

Ernst & Young billed us $2,000 for audit-related services provided during fiscal 2007 for other consultation services not associated with the audit process. Ernst & Young billed us $15,000 for audit-related services provided during fiscal 2006 for other consultation services not associated with the audit process.

Tax Fees

The aggregate tax fees billed by Ernst & Young for tax services rendered to us during fiscal 2007 and 2006 were $313,000 and $356,000, respectively. The tax services rendered to us by Ernst & Young were for domestic tax compliance, foreign tax compliance and tax consulting.

All Other Fees

Ernst & Young billed us $770,000 for consulting services provided during fiscal 2006. These services related primarily to market studies provided by Investor Group Services, an affiliate of Ernst & Young.

Audit Committee Pre-Approval Policies and Procedures

All the services described above were approved by RBS Global, Inc.’s audit committee in advance of the services being rendered.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Company’s consolidated financial statements included in Item 8 hereof are for the periods from July 22, 2006 through March 31, 2007 and April 1, 2006 through July 21, 2006, and for the years ended March 31, 2006 and 2005 and consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.

The Financial Statement Schedules of the Company appended hereto for the years ended March 31, 2007, 2006 and 2005 consist of the following:

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions			Deductions (1)	Balance at End of Year
		Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts
Fiscal Year 2005:
Valuation allowance for trade and notes receivable	$3.6	$1.1	$—	$0.2	$(1.7)	$3.2
Valuation allowance for excess and obsolete inventory	9.1	3.1	—	1.6	(3.2)	10.6
Valuation allowance for income taxes	28.0	8.6	—	—	(0.8)	35.8

Fiscal Year 2006:
Valuation allowance for trade and notes receivable	3.2	2.0	—	1.2	(1.2)	5.2
Valuation allowance for excess and obsolete inventory	10.6	4.9	—	2.1	(3.4)	14.2
Valuation allowance for income taxes	35.8	12.9	—	—	(4.7)	44.0

Fiscal Year 2007:
Period from April 1, 2006 through July 21, 2006:
Valuation allowance for trade and notes receivable	5.2	0.4	0.3	0.1	(0.2)	5.8
Valuation allowance for excess and obsolete inventory	14.2	1.3	—	0.1	(1.5)	14.1
Valuation allowance for income taxes	44.0	3.6	—	—	(0.3)	47.3

Period from July 22, 2006 through March 31, 2007:
Valuation allowance for trade and notes receivable	5.8	1.7	0.8	0.1	(1.0)	7.4
Valuation allowance for excess and obsolete inventory	14.1	3.6	2.0	0.3	(1.7)	18.3
Valuation allowance for income taxes	47.3	9.4	15.7	11.9	(0.3)	84.0

(1)	Uncollectible amounts, dispositions charged against the reserve and utilization of net operating losses.

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.

(a) (3)  Exhibits.

See (b) below

(b)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1

(1)    Agreement and Plan of Merger, by and among Chase Acquisition I, Inc., Chase Merger Sub, Inc., RBS Global, Inc. and TC Group, L.L.C, dated as of May 24, 2006. The Registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.1 to the Commission upon request.

2.2	(2) Purchase Agreement, dated as of October 11, 2006, between RBS Global, Inc. and Jupiter Acquisition, LLC.

2.3

(3)    Stock Purchase Agreement dated as of September 27, 2002, by and among RBS Acquisition Corporation, Invensys plc, BTR Inc., BTR (European Holdings) BV, BTR Industries GmbH, Dunlop Vermögensverwaltungsgesellschaft GmbH, Brook Hansen Inc., Invensys France SAS, Invensys Holdings Ltd., Hansen Transmissions International Ltd., Hawker Siddeley Management Ltd. and BTR Finance BV. The registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.3 to the Commission upon request.

2.4

(4)    Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Corporation, Hamilton Sundstrand Corporation and The Falk Corporation. The registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.4 to the Commission upon request.

3.1	(5) Restated Certificate of Incorporation of RBS Global, Inc.

3.2	(5) Certificate of Formation of Rexnord LLC.

3.3	(6) Certificate of Incorporation of Falk Service Corporation.

3.4	(3) Restatement of Articles of Incorporation of Prager Incorporated.

3.5	(3) Certificate of Incorporation of PT Components Inc.

3.6	(3) Certificate of Incorporation of RBS Acquisition Corporation.

3.7	(3) Certificate of Formation of RBS China Holdings, L.L.C.

3.8	(5) Certificate of Formation of Rexnord Industries, LLC.

3.9	(3) Certificate of Incorporation of Rexnord International Inc.

3.10	(3) Certificate of Incorporation of W.M. Berg Inc.

3.11	Certificate of Formation of Zurn Industries, LLC

3.12	(5) Certificate of Incorporation of OEP, Inc.

3.13	(5) Certificate of Incorporation of OEI, Inc.

3.14	(5) Certificate of Incorporation of Krikles, Inc.

3.15	(5) Certificate of Incorporation of Krikles Europe U.S.A. Inc.

3.16	(5) Certificate of Incorporation of Krikles Canada U.S.A. Inc.

3.17	(5) Certificate of Incorporation of Zurco, Inc.

3.18	(5) Certificate of Incorporation of Zurn (Cayman Islands), Inc.

3.19	(5) Certificate of Incorporation of Zurn PEX, Inc.

3.20	(5) Certificate of Incorporation of USI Atlantic Corp.

3.21	(5) Certificate of Incorporation of Environmental Energy Company

3.22	(5) Certificate of Incorporation of HL Capital Corp.

3.23	(5) Certificate of Incorporation of Zurnacq of California, Inc.

3.24	(5) Certificate of Incorporation of Zurn Constructors, Inc.

3.25	(5) Certificate of Incorporation of Gary Concrete Products, Inc.

3.26	(5) Certificate of Incorporation of Sanitary-Dash Manufacturing Co. Inc.

3.27	(5) Certificate of Incorporation of Zurn EPC Services, Inc.

3.28	(5) Certificate of Incorporation of Zurn Industries, Inc.

3.29	(5) Amended and Restated By-Laws of RBS Global, Inc.

3.30	(5) Limited Liability Company Agreement of Rexnord LLC.

3.31	(6) Amended and Restated By-Laws of The Falk Service Corporation.

3.32	(3) Amended and Restated By-Laws of Prager Incorporated.

3.33	(7) Amended and Restated By-Laws of PT Components Inc.

3.34	(3) By-Laws of RBS Acquisition Corporation.

3.35	(3) Limited Liability Company Agreement of RBS China Holdings, L.L.C.

3.36	(5) Limited Liability Company Agreement of Rexnord Industries, LLC.

3.37	(7) Amended and Restated By-Laws of Rexnord International Inc.

3.38	(7) Amended and Restated By-Laws of W.M. Berg Inc.

3.39	Limited Liability Company Agreement of Zurn Industries, LLC

3.40	(5) By-Laws of OEP, Inc.

3.41	(5) By-Laws of OEI, Inc.

3.42	(5) By-Laws of Krikles, Inc.

3.43	(5) By-Laws of Krikles Europe U.S.A. Inc.

3.44	(5) By-Laws of Krikles Canada U.S.A. Inc.

3.45	(5) By-Laws of Zurco, Inc.

3.46	(5) By-Laws of Zurn (Cayman Islands), Inc.

3.47	(5) By-Laws of Zurn PEX, Inc.

3.48	(5) By-Laws of USI Atlantic Corp.

3.49	(5) By-Laws of Environmental Energy Company

3.50	(5) By-Laws of HL Capital Corp.

3.51	(5) By-Laws of Zurnacq of California, Inc.

3.52	(5) By-Laws of Zurn Constructors, Inc.

3.53	(5) By-Laws of Gary Concrete Products, Inc.

3.54	(5) By-Laws of Sanitary-Dash Manufacturing Co. Inc.

3.55	(5) By-Laws of Zurn EPC Services, Inc.

3.56	(5) By-Laws of Zurn Industries, Inc.

4.1	(5) Senior Note Indenture with respect to the 8 7/8% Senior Notes due 2016, among RBS Global, Inc., Rexnord LLC and Wells Fargo Bank, National Association, dated as of February 7, 2007.

4.2

(5)    First Supplemental Indenture with respect to the 8 7/8 % Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.

4.3	Second Supplemental Indenture with respect to the 8 7/8 % Senior Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.

4.4

(5)    Registration Rights Agreement with respect to the 8 7/8 % Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.

4.5	(9) Form of Unrestricted Global Note evidencing the 8 7/8% Senior Notes due 2016.

4.6	(1) Senior Note Indenture with respect to the 9 1/2% Senior Notes due 2014, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.7

(1)    First Supplemental Indenture with respect to the 9  1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.8

(5)    Second Supplemental Indenture with respect to the 9  1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.

4.9	Third Supplemental Indenture with respect to the 9 1/2 % Senior Notes due 2014, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.

4.10

(1)    Registration Rights Agreement with respect to the 9  1/2% Senior Notes due 2014, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

4.11

(5)    Registration Rights Agreement with respect to the Additional 9  1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.

4.12	(5) Form of Unrestricted Global Note evidencing the 9 1/2% Senior Notes due 2014.

4.13

(1)    Senior Subordinated Note Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.14

(1)    First Supplemental Indenture with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, dated as of July 21, 2006.

4.15

(5)    Second Supplemental Indenture with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.

4.16

Third Supplemental Indenture with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.

4.17

(1)    Registration Rights Agreement with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

4.18	(5) Form of Unrestricted Global Note evidencing the 11 3/4% Senior Subordinated Notes due 2016.

4.19

(3)    Senior Subordinated Note Indenture, with respect to the 10  1/8% Senior Subordinated Notes due 2012, by and among Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of November 25, 2002.

4.20

(3)    First Supplemental Indenture, with respect to the 10  1/8% Senior Subordinated Notes due 2012, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of November 22, 2002.

4.21

(10)  Second Supplemental Indenture, with respect to the 10  1/8% Senior Subordinated Notes due 2012, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of June 19, 2006.

10.1	(1) Employment Agreement between Rexnord LLC and Robert A. Hitt, dated July 21, 2006.*

10.2	(1) Management Consulting Agreement among Rexnord Corporation, George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC., dated July 21, 2006.*

10.3	(1) Management Consulting Agreement by and between Rexnord Holdings, Inc. and Apollo Management VI, L.P., dated July 21, 2006.*

10.4	(1) Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other stockholders, dated July 21, 2006.

10.5

(1)    Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006.

10.6	(1) Form of Special Signing Bonus Plan Participation Letter.*

10.7	Form of Rexnord Holdings, Inc. 2006 Stock Option Plan, as amended.*

10.8	Form of Executive Non-Qualified Stock Option Agreement.*

10.9	(1) Form of Consultant Non-Qualified Stock Option Agreement.*

10.10	(1) Form of Director Non-Qualified Stock Option Grant.*

10.11	(3) Form of Rexnord Non-Union Pension Plan.*

10.12	(3) Form of Rexnord Supplemental Pension Plan.*

10.13	(3) Form of Rexnord Corporation Executive Bonus Plan.*

10.14

(1)    Credit Agreement among Chase Acquisition I, Inc., Chase Merger Sub, Inc., Rexnord Corporation, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Bear, Stearns & Co. Inc. and Lehman Brothers Inc., as co-documentation Agents, dated as of July 21, 2006.

10.15

(8)    Incremental Facility Amendment, dated as of February 7, 2007, to the Credit Agreement dated as of July 21, 2006, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, Merrill Lynch Capital Corporation, as administrative agent and the Lenders listed.

10.16	Employment Agreement between Rexnord LLC and Alex P. Marini, dated as of February 7, 2007.*

21.1	List of Subsidiaries of the registrants.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Management Certification

(1)	Incorporated by reference to the Form 8-K/A filed by the registrants on July 27, 2006.
(2)	Incorporated by reference to the Form 10-Q filed by the registrants on November 8, 2006.
(3)	Incorporated by reference to the Form S-4 Registration Statement (SEC File No. 33-10242) filed by the registrants
(4)	Incorporated by reference to the Form 8-K filed by the registrants on May 19, 2005.
(5)	Incorporated by reference to the S-4 Registration Statement (SEC File No. 33-140040) filed by the registrants.
(6)	Incorporated by reference to the Form 10-Q filed by the registrants on August 10, 2005.
(7)	Incorporated by reference to the Form 10-K filed by the registrants on June 15, 2005.
(8)	Incorporated by reference to the Form 10-Q filed by the registrants on February 13, 2007.
(9)	Incorporated by reference to the S-4 Registration Statement (SEC File No. 33-141121) filed by the registrants.
(10)	Incorporated by reference to the Form 8-K filed by the registrants on June 19, 2006.
*	Denotes management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC.

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date: May 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer	May 24, 2007
Robert A. Hitt	(Principal Executive Officer) and Director

/s/ GEORGE C. MOORE	Executive Vice President and Chief Financial Officer	May 24, 2007
George C. Moore	(Principal Financial Officer)

/s/ TODD A. ADAMS	Vice President, Controller and Treasurer	May 24, 2007
Todd A. Adams	(Principal Accounting Officer)

/s/ GEORGE M. SHERMAN	Chairman of the Board	May 24, 2007
George M. Sherman

/s/ LAURENCE M. BERG	Director	May 24, 2007
Laurence M. Berg

/s/ PETER P. COPSES	Director	May 24, 2007
Peter P. Copses

/s/ DAMIAN GIANGIACOMO	Director	May 24, 2007
Damian Giangiacomo

/s/ PRAVEEN R. JEYARAJAH	Director	May 24, 2007
Praveen R. Jeyarajah

/s/ STEVEN MARTINEZ	Director	May 24, 2007
Steven Martinez

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2007 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD LLC

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date: May 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President and Chief Executive Officer	May 24, 2007
Robert A. Hitt	(Principal Executive Officer)

/s/ GEORGE C. MOORE	Executive Vice President and Chief Financial Officer	May 24, 2007
George C. Moore	(Principal Financial Officer)

/s/ TODD A. ADAMS	Vice President, Controller and Treasurer	May 24, 2007
Todd A. Adams	(Prinicipal Accounting Officer)

/s/ GEORGE M. SHERMAN	Chairman of the Board	May 24, 2007
George M. Sherman

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2007 fiscal year.