Form 10-Q
period 2007-12-29
REXNORD LLC; RBS GLOBAL INC
filed 2008-02-05
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 29, 2007
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

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

Key risks to our company are described under Item 1A, Part II herein.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Millions, except share amounts)

	December 29, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$160.8	$56.1
Receivables, net	259.4	254.4
Inventories, net	375.9	384.3
Other current assets	32.1	26.3

Total current assets	828.2	721.1

Property, plant and equipment, net	419.2	437.1
Intangible assets, net	920.1	987.7
Goodwill	1,273.8	1,294.2
Insurance for asbestos claims	136.0	136.0
Pension assets	113.2	114.6
Other assets	82.0	82.5

Total assets	$3,772.5	$3,773.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1.8	$2.2
Trade payables	127.5	154.4
Income taxes payable	4.1	3.5
Deferred income taxes	14.7	16.9
Compensation and benefits	63.8	52.9
Current portion of pension obligations	2.6	9.4
Current portion of postretirement benefit obligation	5.0	4.9
Interest payable	56.5	30.5
Other current liabilities	91.3	74.8

Total current liabilities	367.3	349.5

Long-term debt	2,022.8	2,044.7
Pension obligations	62.0	68.8
Postretirement benefit obligations	50.2	52.3
Deferred income taxes	343.6	381.3
Reserve for asbestos claims	136.0	136.0
Other liabilities	48.4	41.0

Total liabilities	3,030.3	3,073.6
Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares were authorized and 1,000 shares were issued and outstanding at December 29, 2007; 100,000 shares were authorized and 1,000 shares were issued and outstanding at March 31, 2007	0.1	0.1
Additional paid in capital	698.9	693.3
Retained earnings	32.1	2.9
Accumulated other comprehensive income	11.1	3.3

Total stockholders’ equity	742.2	699.6

Total liabilities and stockholders’ equity	$3,772.5	$3,773.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Millions)

	Third Quarter Ended		Nine Months and Periods Ended
					Predecessor
	December 29, 2007	December 30, 2006	December 29, 2007	Period from July 22, 2006 through December 30, 2006	Period from April 1, 2006 through July 21, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$449.1	$283.1	$1,351.2	$535.4	$334.2
Cost of sales	301.5	199.0	912.4	367.3	237.7

Gross profit	147.6	84.1	438.8	168.1	96.5
Selling, general and administrative expenses	74.1	49.4	227.5	92.1	63.1
(Gain) loss on Canal Street facility accident, net	(17.4)	7.9	(29.2)	7.9	—
Transaction-related costs	—	—	—	—	62.7
Amortization of intangible assets	12.3	8.6	37.7	16.0	5.0

Income (loss) from operations	78.6	18.2	202.8	52.1	(34.3)
Non-operating (expense) income:
Interest expense, net	(47.7)	(35.3)	(145.2)	(63.7)	(21.0)
Other income (expense), net	—	7.6	(5.5)	7.0	(0.4)

Income (loss) before income taxes	30.9	(9.5)	52.1	(4.6)	(55.7)
Provision (benefit) for income taxes	11.1	(5.0)	22.9	(0.5)	(16.1)

Net income (loss)	$19.8	$(4.5)	$29.2	$(4.1)	$(39.6)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Millions)

	Nine Months and Periods Ended
			Predecessor
	December 29, 2007	Period from July 22, 2006 through December 30, 2006	Period from April 1, 2006 through July 21, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$29.2	$(4.1)	$(39.6)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	39.6	22.3	14.0
Amortization of intangible assets	37.7	16.0	5.0
Accretion of bond premium	(0.7)	—	—
Amortization of deferred financing costs	7.8	3.3	1.1
Loss (gain) on dispositions of property, plant and equipment	0.2	0.5	(1.3)
Non-cash write-off of deferred financing fees	—	—	20.5
Equity in earnings of unconsolidated affiliates	(0.3)	—	—
Other non-cash credits	(0.2)	—	—
Stock-based compensation expense	5.6	2.7	—
Changes in operating assets and liabilities:
Receivables	1.4	0.9	12.4
Inventories	14.1	9.6	(18.1)
Other assets	2.5	7.8	(1.3)
Accounts payable	(30.0)	(9.8)	(17.2)
Accrued transaction fees	—	(18.6)	18.6
Accruals and other	55.4	26.3	1.5

Cash provided by (used for) operating activities	162.3	56.9	(4.4)

Investing activities
Expenditures for property, plant and equipment	(37.1)	(18.2)	(11.7)
Proceeds from dispositions of property, plant and equipment	0.3	1.1	1.6
Acquisitions, net of cash acquired	—	(1,011.6)	(5.6)

Cash used for investing activities	(36.8)	(1,028.7)	(15.7)

Financing activities
Proceeds from issuance of long-term debt	—	1,430.7	16.9
Repayments of long-term debt	(21.8)	(813.7)	(8.5)
Payment of financing fees	(0.6)	(55.2)	(0.2)
Payment of tender premium	—	(23.1)	—
Capital contributions	—	438.0	—
Proceeds from issuance of common stock	—	1.6	—

Cash (used for) provided by financing activities	(22.4)	978.3	8.2
Effect of exchange rate changes on cash	1.6	0.6	0.2

Increase (decrease) in cash	104.7	7.1	(11.7)
Cash at beginning of period	56.1	10.8	22.5

Cash at end of period	$160.8	$17.9	$10.8

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 29, 2007

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

As further discussed in Note 2, on July 21, 2006 (the “Merger Date”), certain affiliates of Apollo Management, L.P. (“Apollo”) and management purchased the Company from The Carlyle Group. The accompanying unaudited condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Merger Date (collectively, “the Company”). The financial statements of RBS Global, Inc. and subsidiaries prior to the Merger Date (collectively, the “Predecessor”) are presented for comparative purposes. These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2008. Certain prior year amounts have been reclassified to conform to the fiscal 2008 presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a leading diversified, multi-platform industrial company comprised of two key segments, Power Transmission (“PT”) and Water Management (“WM”). The Power Transmission segment manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, special components, industrial chain and aerospace bearings and seals. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products. Our Water Management segment is a leading supplier of professional grade specification drainage, water control, PEX piping and commercial brass products, serving the commercial and institutional construction, civil and public water works markets.

Compensated Absences

In the third quarter of fiscal 2007, the Company changed its domestic vacation policy for certain employees so that vacation pay is earned ratably throughout the year and must be used by year-end. The accrual for compensated absences was reduced by $6.7 million in the third quarter ended December 30, 2006 to eliminate vacation pay no longer required to be accrued or paid under the current policy.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which addresses the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. Further discussion regarding the adoption of FIN 48 can be found in Note 6 to the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of SFAS 157 on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact of adoption on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 141(R) and will apply the statement to any acquisitions after March 31, 2009.

2. Acquisitions

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

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values which are preliminary and based upon currently available information. The Company is still in the process of finalizing its appraisals of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition.

The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of Zurn at the date of acquisition (in millions):

Cash	$55.9
Receivables	61.3
Inventories	170.9
Other current assets	2.8
Property, plant and equipment	46.8
Intangible assets	447.4
Goodwill	323.5
Other assets	257.1

Total assets acquired	1,365.7
Accounts payable	(23.0)
Accrued liabilities	(225.8)
Deferred taxes	(183.1)

Net assets acquired	$933.8

The $447.4 million of acquired intangible assets consist primarily of trade-names, customer relationships and patents. The acquired customer relationships and patents are being amortized over their estimated useful lives (15 years for customer relationships and 5 to 10 years for patents). The acquired trade-names have an indefinite life and are not being amortized but are tested annually for impairment. Most of the acquired goodwill is not expected to be deductible for income tax purposes.

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

The Merger has been accounted for using the purchase method of accounting and, accordingly, resulted in a new basis of accounting for the Company. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values resulting in $948.4 million of goodwill, most of which is not expected to be deductible for income tax purposes.

The following table summarizes the estimated fair values of the Company’s assets and assumed liabilities at the date of acquisition (in millions):

Cash	$11.3
Receivables	161.3
Inventories	233.5
Other current assets	23.3
Property, plant and equipment	380.2
Intangible assets	537.1
Goodwill	948.4
Other assets	57.5

Total assets acquired	2,352.6
Accounts payable	(110.7)
Accrued liabilities	(244.2)
Deferred taxes	(163.3)
Debt	(1,435.7)

Net assets acquired	$398.7

The $398.7 million of net assets acquired consists of Apollo’s $438.0 million cash contribution and $3.8 million of carryover basis in rollover stock, net of a $43.1 million deemed cash dividend to the selling shareholders that was required to be recognized by Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions, due to the increased leverage of the Company.

The $537.1 million of acquired intangible assets consist primarily of trade-names, customer relationships, patents, a covenant not to compete and acquired software. The acquired customer relationships, patents, covenant not to compete and software are being amortized over their useful lives (10 years for customer relationships, 2 to 14 years for patents, 4 months for the covenant not to compete and one year for software). The acquired trade-names have an indefinite life and are not being amortized but are tested annually for impairment.

Acquisition of Dalong Chain Company

On July 11, 2006, the Company acquired Dalong Chain Company (“Dalong”) located in China for $5.9 million in cash plus the assumption of certain liabilities. The acquisition was financed primarily with existing cash and was accounted for using the purchase method of accounting. This acquisition is not expected to have a material impact on the Company’s fiscal 2008 consolidated results of operations.

Pro Forma Financials

The following table sets forth the unaudited pro forma financial information for the Company for the first nine months of fiscal 2007 as if the Apollo and Zurn Acquisitions (and the related issuance of debt) had occurred on April 1, 2006 (in millions):

Nine months Ended December 30, 2006
(unaudited)
Net sales	$1,216.0
Net loss	$(27.0)

3. Canal Street Facility Accident

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. The accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident. In fact, as of the end of the second quarter of fiscal 2008, production at the Canal Street facility had returned to pre-accident levels. Additionally, through December 29, 2007, approximately $8.1 million of capital expenditures have been made in connection with the reconstruction of the facility. The reconstruction efforts are expected to be substantially complete by the end of the Company’s fourth quarter of the current fiscal year.

For the three and nine months ended December 29, 2007 as well as for the period from December 6, 2006 though March 31, 2007, the Company has recorded the following (gains)/losses related to this incident (in millions):

			Fiscal 2007	Accident to-date
	Third Quarter Ended December 29, 2007	Nine Months Ended December 29, 2007	Period from December 6, 2006 through March 31, 2007	Period from December 6, 2006 through December 29, 2007
	(Unaudited)	(Unaudited)		(Unaudited)
Insurance deductibles	$—	$—	$1.0	$1.0
Professional services	(0.3)	(0.1)	1.8	1.7
Clean-up and restoration expenses	1.3	5.0	18.3	23.3
Non-cash asset impairments:	—
Inventories	0.2	0.3	7.1	7.4
Property, plant and equipment, net	—	—	2.6	2.6
Other	—	—	0.2	0.2

Subtotal prior to property and casualty insurance recoveries	1.2	5.2	31.0	36.2
Less property and casualty insurance recoveries	(15.9)	(23.4)	(27.0)	(50.4)

Subtotal prior to business interruption insurance recoveries	(14.7)	(18.2)	4.0	(14.2)
Less business interruption insurance recoveries	(2.7)	(11.0)	(10.0)	(21.0)

Gain on Canal Street facility accident, net	$(17.4)	$(29.2)	$(6.0)	$(35.2)

Summary of total insurance recoveries:
Total property, casualty and business interruption insurance recoveries	$18.6	$34.4	$37.0	$71.4

The Company has substantial property, casualty, liability, workers’ compensation and business interruption (“BI”) insurance. The property, casualty and BI insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. In addition to its insurance deductibles, the Company has and may continue to incur certain other incremental and non-reimbursable out-of-pocket expenses as a result of the explosion. For the period from December 6, 2006 (the date of loss) through December 29, 2007, the Company has recorded recoveries from its insurance carriers totaling $71.4 million, of which $50.4 million has been allocated to recoveries under property and casualty insurance policies and $21.0 million of which has been allocated to recoveries under BI insurance policies. On December 5, 2007, the Company finalized its property, casualty and BI claims with its property insurance carrier. Accordingly, no additional insurance proceeds related to such property, casualty and BI coverage are expected in future periods. As of December 29, 2007, the Company and its insurance carrier continue to manage ongoing general liability and workers compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred.

4. Transaction-related Costs

The Predecessor expensed the following transaction-related costs incurred in connection with the Merger:

Predecessor
Period from April 1, 2006 through July 21, 2006
Seller-related expenses	$19.1
Bond tender premium	23.1
Write-off deferred financing fees	20.5

$62.7

Seller-related expenses consist of investment banking fees, outside attorney fees, and other third-party fees. The bond tender premium relates to the Predecessor’s $225.0 million of senior subordinated notes, substantially all of which were repurchased in connection with the Merger. The Predecessor also incurred a non-cash charge of $20.5 million to write-off the remaining net book value of previously-capitalized financing fees related to the Predecessor’s term loans and senior subordinated notes that were repaid/repurchased in connection with the Merger.

5. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The Company, as a producer of ball bearing products in the United States participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from antidumping cases under the CDSOA. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for calendar 2007, the Company received, in the three months ended December 29, 2007, $1.4 million representing its pro rata share of the total CDSOA distribution. Similarly, a recovery of $8.8 million was recorded during the three months ended December 30, 2006 related to the submission of calendar 2006 and prior years’ data to CBP. These recoveries are included in other income, net on the consolidated statement of operations.

In February 2006, U.S. Legislation was enacted that ends CDSOA distributions to US manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company may still receive some additional distributions; however, because of the pending cases, the 2006 legislation and the administrative operation of the law, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years.

6. Income Taxes

The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant, discrete items is reflected in the period in which they occur. The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business and our ability to utilize various tax credits and net operating loss carryforwards.

Our effective income tax rate for the third quarter of fiscal 2008 was 35.9% versus 52.6% in the third quarter of fiscal 2007. The effective tax rate for the third quarter of fiscal 2008 is only slightly higher than the U.S. federal statutory rate of 35% due to the effect of reductions in certain foreign statutory income tax rates offsetting the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not. The unusually high effective tax rate in the third quarter of fiscal 2007 reflected an increased income tax benefit recognized due to the realization of certain foreign related tax benefits in excess of previous estimates.

The effective tax rate of 44.0% for the first nine months of fiscal 2008 is higher than the U.S. federal statutory rate of 35% due to accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not. The effective tax rate of 27.5% for the first nine months of fiscal 2007 reflects a reduced income tax benefit recognized due to approximately $7.9 million of non-deductible expenses incurred in connection with the Apollo transaction; as well as, an increase in our valuation allowance for foreign tax credits generated and state net operating losses incurred during the first nine months of fiscal 2007 for which the realization of such benefits was not deemed more-likely-than-not.

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. As of April 1, 2007, the total amount of unrecognized tax benefits after the adoption of FIN 48 was $52.6 million, of which $0.2 million represented tax benefits that if recognized, would favorably impact the effective tax rate. As of December 29, 2007, the Company’s total liability for unrecognized tax benefits was $35.6 million. Included within this figure is $1.5 million, which represents tax benefits that if recognized, would favorably impact the effective tax rate. The significant decrease in the Company’s total liability for unrecognized tax benefits in the nine months ended December 29, 2007 is a result of an IRS settlement agreement reached during the second fiscal quarter, as discussed in more detail below.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 1, 2007 and December 29, 2007, the total amount of unrecognized tax benefits includes $11.8 million and $5.0 million of accrued interest and penalties, respectively. The significant decrease in the Company’s accrued interest and penalties at December 29, 2007 is primarily the result of an IRS settlement agreement reached during the second fiscal quarter as discussed in the following paragraph.

In conjunction with the Zurn acquisition, the Company assumed certain tax liabilities and contingencies of Jacuzzi Brands, Inc. A federal tax audit was completed for Jacuzzi Brands, Inc. for the fiscal years ended September 30, 1998 through 2002. At the conclusion of this audit, an appeal was filed with the IRS in September 2005 regarding various issues identified during the audit upon which agreement could not be reached. During the three months ended September 29, 2007, the Company was informed by the IRS that the Joint Committee on Taxation had agreed to the proposed settlement. As a result, the Company recorded approximately $16.7 million of previously unrecognized tax benefits and $4.5 million of related accrued interest with an offsetting reduction to goodwill. During the three months ended December 29, 2007, the Company received a partial refund of approximately $18.0 million related to this settlement and expects to collect its final refund due of $2.0 million in the fourth fiscal quarter.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine, periodic audits in both domestic and foreign tax jurisdictions. It appears reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of such audits; however, any potential payments of income tax, interest and penalties is not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for years ending prior to fiscal 2004, state and local income tax examinations for years ending prior to fiscal 2003 or significant foreign income tax examinations for years ending prior to fiscal 2002. With respect to the Company’s U.S. federal net operating loss (“NOL”) carryforward, fiscal year 2003 is open under statutes of limitations; whereby, the tax authorities may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforward to future open tax years.

7. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in millions):

	Third Quarter Ended		Nine Months and Periods Ended
					Predecessor
	December 29, 2007	December 30, 2006	December 29, 2007	Period from July 22, 2006 through December 30, 2006	Period from April 1, 2006 through July 21, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$19.8	$(4.5)	$29.2	$(4.1)	$(39.6)
Other comprehensive income (loss):
Unrealized loss on interest rate derivatives, net of tax	(1.3)	0.1	(1.9)	(0.3)	—
Foreign currency translation adjustments	2.0	2.1	9.7	3.0	3.1

Comprehensive income (loss)	$20.5	$(2.3)	$37.0	$(1.4)	$(36.5)

8. Inventories

The major classes of inventories are summarized as follows (in millions):

	December 29, 2007	March 31, 2007
	(Unaudited)
Finished goods	$232.4	$255.2
Work in progress	65.0	62.9
Raw materials	47.2	46.4

Inventories at FIFO cost	344.6	364.5
Adjustment to state inventories at LIFO cost	31.3	19.8

	$375.9	$384.3

9. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 29, 2007	March 31, 2007
	(Unaudited)
Taxes, other than income taxes	$4.7	$4.4
Sales rebates	24.7	19.0
Severance obligations	3.0	2.4
Customer advances	29.4	19.3
Product warranty	4.3	4.2
Commissions	5.8	5.8
Other	19.4	19.7

	$91.3	$74.8

10. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	December 29, 2007	March 31, 2007
Term loans	$767.5	$787.5
9.50% Senior notes due 2014 (1)	803.5	804.2
8.875% Senior notes due 2016	150.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	3.3	4.9

Total	2,024.6	2,046.9
Less current portion	1.8	2.2

Long-term debt	$2,022.8	$2,044.7

(1)	Includes an unamortized bond issue premium of $8.5 million and $9.2 million at December 29, 2007 and March 31, 2007, respectively.

In connection with the Merger, all borrowings under the Company’s previous credit agreement and substantially all of its $225.0 million 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The Merger was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility).

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

As of December 29, 2007, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest at 2.50% plus the LIBOR Rate per annum. Borrowings under the B2 facility accrue interest at 2.25% plus the LIBOR Rate per annum. The weighted averaged interest rate on our outstanding term loans at December 29, 2007 was 7.59%. After considering the pre-payment of $20.0 million on the term loan B1 facility in the first fiscal 2008 quarter, the Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013 and through March 31, 2008 on the B2 facility. As of December 29, 2007, the remaining mandatory pre-payments on both the term loan B1 and B2 facilities are $1.2 million and $10.5 million respectively. The outstanding principal balances of the term loan B1 and B2 credit facilities at March 31, 2007 were $590.0 million and $197.5 million, respectively.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on the revolver as of December 29, 2007 or March 31, 2007. However, $31.0 million and $33.6 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 29, 2007 and March 31, 2007, respectively.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of December 29, 2007, the senior secured bank leverage ratio was 1.70 to 1.00.

Account Receivable Securitization Program

On September 26, 2007, the Company entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby it continuously sells substantially all of its domestic trade accounts receivable to a wholly-owned bankruptcy remote special purpose subsidiary for cash and subordinated notes. The special purpose subsidiary in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the loan agreement with GECC is $100 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by the Company’s special purpose subsidiary. All of the receivables purchased by the Company’s special purpose subsidiary are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement.

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, is accounted for as a secured borrowing on our condensed consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in our condensed consolidated statement of operations once revolving loans or letters of credit have been obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus an applicable margin (currently 1.35%). In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At December 29, 2007, the Company had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios. As of December 29, 2007, the Company was in compliance will all applicable covenants and performance ratios.

11. Interest Rate Derivatives

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The negative fair value of these interest rate derivatives totaled $4.1 million at December 29, 2007 and has been recorded on the Company’s consolidated balance sheet as an other long-term liability with the corresponding offset recorded as a component of accumulated other comprehensive income, net of tax.

12. Commitments and Contingencies

Warranties:

The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Third Quarter Ended		Nine Months and Periods Ended
					Predecessor
	December 29, 2007	December 30, 2006	December 29, 2007	Period from July 22, 2006 through December 30, 2006	Period from April 1, 2006 through July 21, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$4.4	$3.3	$4.2	$3.1	$2.7
Acquired obligations	—	—	—	—	0.3
Charged (credited) to operations	0.9	(0.1)	2.1	0.1	0.4
Claims settled	(1.0)	(0.2)	(2.0)	(0.2)	(0.3)

Balance at end of period	$4.3	$3.0	$4.3	$3.0	$3.1

Contingencies:

The Company’s entities are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

•

The Company has been named as a defendant in approximately 675 lawsuits (with approximately 6,800 claimants) pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division. Invensys and FMC, the prior owner of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary has been named as a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,600 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. To date, Invensys has paid 100% of the costs related to the Prager lawsuits, and the Company believes that it also has insurance coverage for its legal defense costs related to such suits.

In connection with the Falk acquisition in May 2005, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk is a defendant in approximately 130 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 3,000 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Falk in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

In addition to the foregoing litigation, Falk is a defendant in other lawsuits. As with the matters described above, it is not possible to predict with certainty the outcome of these unresolved legal actions.

As of December 29, 2007, the Company and 83 other unrelated companies were defendants in approximately 7,800 asbestos-related lawsuits representing approximately 45,000 claims. The suits allege damages in an aggregate amount of approximately $13.6 billion against all defendants. Plaintiffs’ claims against Zurn allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by Zurn’s insurers.

The Company currently expects that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed in the next ten years is approximately $136.0 million, of which the Company expects to pay approximately $102.0 million in the next ten years, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of the Company’s defense strategies and settlement initiatives. As a result, the Company’s actual liability could differ from the Company’s estimate described herein. Further, while the Company’s current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond ten years, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of December 29, 2007, is approximately $283.5 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain insurance carriers of the Company, certain coverage gaps will exist if and after our other carriers have paid the first $207.5 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14 million of asbestos claims. Layered within the final $25.0 million of the total $283.5 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If we are required to pay any such amounts, we could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of December 29, 2007, the Company had recorded a receivable from its insurance carriers of $136.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $283.5 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $283.5 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

In July 2007, Zurn Pex, Inc. and Zurn Industries, Inc., were named as defendants in a class action lawsuit entitled Denise and Terry Cox, et al. vs. Zurn Pex, Inc. and Zurn Industries, Inc. The suit was filed in Minnesota state court and subsequently removed to federal court in Minnesota.

In October 2007, Zurn Pex, Inc. and Zurn Industries, Inc., were named as defendants in a class action lawsuit entitled Beverly Barnes and Brian Johnson, et al. vs. Zurn Pex, Inc. and Zurn Industries, Inc. The suit was filed in federal court in North Dakota. This suit was filed by the same law firm that filed the Cox action above and the allegations are substantially the same.

In December 2007, Zurn Pex, Inc. and Zurn Industries, LLC, were named as defendants in a class action lawsuit entitled Jody and Brian Minnerath, et al. vs. Zurn Pex, Inc. and Zurn Industries, LLC. The suit was filed in federal court in Minnesota. The suit was filed by a different law firm than the firm that filed the Cox and Johnson actions above, however, the allegations are substantially the same.

The plaintiffs in the above actions are home owners in Minnesota and North Dakota, respectively, who have allegedly suffered damages due to the alleged failure of the Zurn brass crimp fittings on the Pex plumbing systems in their homes. The plaintiffs seek certification of the cases as class actions, alternatively seeking Minnesota and North Dakota classes, respectively, or a national class. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and a violation of the Magnuson Moss Act, and seek declaratory and injunctive relief, and damages in unspecified amounts. The Company believes it has insurance coverage in excess of $100 million dollars, subject, however, to policy terms and conditions, and deductibles. The ultimate outcome of these lawsuits and the likelihood as to whether class action certification will be granted cannot presently be determined.

13. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Third Quarter Ended		Nine Months and Periods Ended
					Predecessor
	December 29, 2007	December 30, 2006	December 29, 2007	Period from July 22, 2006 through December 30, 2006	Period from April 1, 2006 through July 21, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pension Benefits:
Service cost	$0.5	$0.5	$3.2	$0.9	$0.7
Interest cost	8.3	3.5	25.0	6.1	4.1
Expected return on plan assets	(12.1)	(3.5)	(36.3)	(6.1)	(4.1)
Amortization:
Prior service cost	0.1	—	0.2	—	—
Actuarial losses (gains)	—	(0.1)	—	—	0.1

Net periodic benefit cost (income)	$(3.2)	$0.4	$(7.9)	$0.9	$0.8

Other Postretirement Benefits:
Service cost	$0.1	$0.1	$0.4	0.2	$0.1
Interest cost	0.8	0.7	2.3	1.2	0.9
Amortization:
Prior service cost	(0.1)	—	(0.1)	—	(0.1)
Actuarial losses (gains)	—	(0.1)	—	0.1	0.3

Net periodic benefit cost	$0.8	$0.7	$2.6	$1.5	$1.2

The Company made contributions to its U.S. qualified pension plan trusts of $3.7 million during the first nine months of fiscal 2008. During the periods from July 22, 2006 through December 30, 2006 and from April 1, 2006 through July 21, 2006, the Company made contributions of $4.8 million and $8.0 million, respectively.

14. Stock Options

As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. The Company’s outstanding stock options as of the adoption date continued to be accounted for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations through July 21, 2006, the date of the Apollo transaction discussed in Note 2. The Company did not grant, repurchase, or significantly modify any stock options from April 1, 2006 through July 21, 2006. In connection with the Apollo transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of December 29, 2007, 562,250 of these rollover stock options remain outstanding.

In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings also adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining fifty percent of the options are eligible to vest based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2013.

The fair value of each option granted under the Option Plan during the first nine months of 2008 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 28% based on the expected volatilities of publicly-traded companies within the Company’s industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 4.64% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 1,281,096 options granted under the Option Plan between April 1, 2007 and December 29, 2007 was $8.46.

For the three and nine months ended December 29, 2007, the Company has recorded $1.8 million and $5.6 million of stock-based compensation expense, respectively. As of December 29, 2007, there was $28.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 3.8 years.

The following table presents changes to the Company’s stock options during the first nine months of fiscal 2008:

	Period from April 1, 2007 through December 29, 2007
	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	2,021,445	$16.30
Granted	1,281,096	19.94
Exercised	(8,604)	7.13
Canceled/Forfeited	(114,976)	19.56

Outstanding at end of period	(1)(2) 3,178,961	$17.67

Exercisable at end of period	(3) 843,043	$11.40

(1)	Includes 562,250 roll-over options.
(2)	The weighted average remaining contractual life of options outstanding at December 29, 2007 is 8.9 years.
(3)	The weighted average remaining contractual life of options exercisable at December 29, 2007 is 8.6 years.

15. Business Segment Information

The results of operations are reported in two business segments, consisting of the Power Transmission segment and the Water Management segment. The Power Transmission segment manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, special components, industrial chain and aerospace bearings and seals. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction equipment, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management segment is a leading supplier of professional grade specification drainage, water control, PEX piping and commercial brass products, serving the commercial and institutional construction, civil and public water works markets.

The financial information of the Company’s segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. Management evaluates the performance of each business segment based on its operating results.

In the second quarter of fiscal 2008, the Company recast the presentation of its operating segments to segregate certain general and administrative corporate costs that are not directly attributable to either operating segment. These general and administrative costs are presented within the “Corporate” caption of the following disclosure. Prior period results have been conformed to reflect this change.

Business Segment Information:	Third Quarter Ended		Nine Months and Periods Ended
(in Millions)					Predecessor
	December 29, 2007	December 30, 2006	December 29, 2007	Period from July 22, 2006 through December 30, 2006	Period from April 1, 2006 through July 21, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales
Power Transmission	$334.0	$283.1	$969.7	$535.4	$334.2
Water Management	115.1	—	381.5	—	—

Consolidated	$449.1	$283.1	$1,351.2	$535.4	$334.2

Income (loss) from operations
Power Transmission	$65.2	$23.6	$154.1	$61.1	$33.2
Water Management	17.0	—	60.0	—	—
Corporate	(3.6)	(5.4)	(11.3)	(9.0)	(67.5)

Consolidated	$78.6	$18.2	$202.8	$52.1	$(34.3)

Non-operating expense:
Interest expense, net	(47.7)	(35.3)	(145.2)	(63.7)	(21.0)
Other income (expense), net	—	7.6	(5.5)	7.0	(0.4)

Income (loss) before income taxes	30.9	(9.5)	52.1	(4.6)	(55.7)
Provision (benefit) for income taxes	11.1	(5.0)	22.9	(0.5)	(16.1)

Net income (loss)	$19.8	$(4.5)	$29.2	$(4.1)	$(39.6)

Transaction-related costs (included in Income (loss) from operations)
Corporate	$—	$—	$—	$—	$62.7

Depreciation and Amortization
Power Transmission	$20.3	$21.8	$57.5	$38.3	$19.0
Water Management	6.4	—	19.8	—	—

Consolidated	$26.7	$21.8	$77.3	$38.3	$19.0

Capital Expenditures
Power Transmission	$13.8	$12.5	$35.5	$18.2	$11.7
Water Management	0.6	—	1.6	—	—

Consolidated	$14.4	$12.5	$37.1	$18.2	$11.7

16. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company at December 29, 2007 and March 31, 2007 and for the three and nine months ended December 29, 2007 as well as for the period from July 22, 2006 through December 30, 2006 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

The following schedules also present condensed consolidating financial information of the Predecessor for the period from April 1, 2006 through July 21, 2006 for: (a) RBS Global, Inc., the Parent company; (b) Rexnord LLC (formerly Rexnord Corporation), a wholly-owned subsidiary of RBS Global, Inc. and the issuer of the prior senior subordinated notes, substantially all of which were repurchased on July 21, 2006 in connection with the Merger; (c) on a combined basis, the domestic subsidiaries of the Predecessor, all of which were wholly-owned by the Issuers; and (d) on a combined basis, the foreign subsidiaries of the Predecessor. Separate financial statements of these Guarantor Subsidiaries are not presented because their guarantees of the prior senior subordinated notes were full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding these Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet (Unaudited)

December 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$130.3	$30.5	$—	$160.8
Receivables, net	—	184.7	74.7	—	259.4
Inventories, net	—	300.9	75.0	—	375.9
Other current assets	—	17.4	14.7	—	32.1

Total current assets	—	633.3	194.9	—	828.2

Receivable from (payable to) affiliates, net	31.9	27.2	(59.1)	—	—
Property, plant and equipment, net	—	327.5	91.7	—	419.2
Intangible assets, net	—	897.0	23.1	—	920.1
Goodwill	—	1,090.3	183.5	—	1,273.8
Investment in:
Guarantor subsidiaries	1,962.1	—	—	(1,962.1)	—
Non-guarantor subsidiaries	—	606.4	—	(606.4)	—
Insurance for asbestos claims	—	136.0	—	—	136.0
Pension assets	—	113.2	—	—	113.2
Other assets	64.6	10.9	6.5	—	82.0

Total assets	$2,058.6	$3,841.8	$440.6	$(2,568.5)	$3,772.5

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1.0	$0.2	$0.6	$—	$1.8
Trade payables	—	85.9	41.6	—	127.5
Income taxes payable	(1.1)	(1.0)	6.2	—	4.1
Deferred income taxes	12.1	2.1	0.5	—	14.7
Compensation and benefits	—	45.1	18.7	—	63.8
Current portion of pension obligations	—	1.8	0.8	—	2.6
Current portion of postretirement benefit obligation	—	4.9	0.1	—	5.0
Interest payable	56.3	—	0.2	—	56.5
Other current liabilities	0.9	72.7	17.7	—	91.3

Total current liabilities	69.2	211.7	86.4	—	367.3

Long-term debt	2,020.3	0.7	1.8	—	2,022.8
Note (receivable from) payable to affiliates, net	(919.7)	1,247.0	(327.3)	—	—
Pension obligations	—	18.9	43.1	—	62.0
Postretirement benefit obligations	—	50.2	—	—	50.2
Deferred income taxes	120.0	208.2	15.4	—	343.6
Reserve for asbestos claims	—	136.0	—	—	136.0
Other liabilities	26.6	7.0	14.8	—	48.4

Total liabilities	1,316.4	1,879.7	(165.8)	—	3,030.3
Stockholders’ equity	742.2	1,962.1	606.4	(2,568.5)	742.2

Total liabilities and stockholders’ equity	$2,058.6	$3,841.8	$440.6	$(2,568.5)	$3,772.5

Condensed Consolidating Balance Sheet

March 31, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$32.2	$23.9	$—	$56.1
Receivables, net	—	183.6	70.8	—	254.4
Inventories, net	—	318.3	66.0	—	384.3
Other current assets	—	12.8	13.5	—	26.3

Total current assets	—	546.9	174.2	—	721.1

Receivable from (payable to) affiliates, net	86.8	27.2	(114.0)	—	—
Property, plant and equipment, net	—	340.0	97.1	—	437.1
Intangible assets, net	—	944.8	42.9	—	987.7
Goodwill	—	1,130.5	163.7	—	1,294.2
Investment in:
Guarantor subsidiaries	1,876.6	—	—	(1,876.6)	—
Non-guarantor subsidiaries	—	633.6	—	(633.6)	—
Insurance for asbestos claims	—	136.0	—	—	136.0
Pension assets	—	114.6	—	—	114.6
Other assets	69.9	10.2	2.4	—	82.5

Total assets	$2,033.3	$3,883.8	$366.3	$(2,510.2)	$3,773.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$0.4	$1.8	$—	$2.2
Trade payables	—	106.5	47.9	—	154.4
Income taxes payable	(1.1)	1.3	3.3	—	3.5
Deferred income taxes	10.5	5.8	0.6	—	16.9
Compensation and benefits	—	36.2	16.7	—	52.9
Current portion of pension obligations	—	8.6	0.8	—	9.4
Current portion of postretirement benefit obligation	—	4.9	—	—	4.9
Interest payable	30.4	0.1	—	—	30.5
Other current liabilities	0.1	62.6	12.1	—	74.8

Total current liabilities	39.9	226.4	83.2	—	349.5

Long-term debt	2,042.0	0.8	1.9	—	2,044.7
Note (receivable from) payable to affiliates, net	(927.9)	1,356.7	(428.8)	—	—
Pension obligations	—	27.4	41.4	—	68.8
Postretirement benefit obligations	—	52.3	—	—	52.3
Deferred income taxes	164.5	192.6	24.2	—	381.3
Reserve for asbestos claims	—	136.0	—	—	136.0
Other liabilities	15.2	15.0	10.8	—	41.0

Total liabilities	1,333.7	2,007.2	(267.3)	—	3,073.6
Stockholders’ equity	699.6	1,876.6	633.6	(2,510.2)	699.6

Total liabilities and stockholders’ equity	$2033.3	$3883.8	$366.3	$(2,510.2)	$3,773.2

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended December 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$350.4	$121.5	$(22.8)	$449.1
Cost of sales	—	237.2	87.1	(22.8)	301.5

Gross profit	—	113.2	34.4	—	147.6

Selling, general and administrative expenses	—	56.0	18.1	—	74.1
Gain on Canal Street facility accident, net	—	(17.4)	—	—	(17.4)
Amortization of intangible assets	—	12.2	0.1	—	12.3

Income from operations	—	62.4	16.2	—	78.6

Nonoperating income (expense):
Interest expense, net:
To third parties	(48.1)	0.7	(0.3)	—	(47.7)
To affiliates	21.7	(18.5)	(3.2)	—	—
Other, net	(0.6)	5.0	(4.4)	—	—

Income (loss) before income taxes	(27.0)	49.6	8.3	—	30.9
Provision for income taxes	5.1	5.6	0.4	—	11.1

Income (loss) before equity in earnings of subsidiaries	(32.1)	44.0	7.9	—	19.8
Equity in earnings of subsidiaries	51.9	7.9	—	(59.8)	—

Net income	$19.8	$51.9	$7.9	$(59.8)	$19.8

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended December 30, 2006

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$204.4	$94.0	$(15.3)	$283.1
Cost of sales	—	145.2	69.1	(15.3)	199.0

Gross profit	—	59.2	24.9	—	84.1

Selling, general and administrative expenses	—	34.7	14.7	—	49.4
Loss on Canal Street accident, net	—	7.9	—	—	7.9
Amortization of intangible assets	—	8.5	0.1	—	8.6

Income from operations	—	8.1	10.1	—	18.2

Nonoperating income (expense):
Interest expense:
To third parties	(34.9)	—	(0.4)	—	(35.3)
To affiliates	13.0	(10.8)	(2.2)	—	—
Other, net	(1.1)	12.1	(3.4)	—	7.6

Income (loss) before income taxes	(23.0)	9.4	4.1	—	(9.5)
Provision (benefit) for income taxes	(18.3)	11.4	1.9	—	(5.0)

Income (loss) before equity in earnings of subsidiaries	(4.7)	(2.0)	2.2	—	(4.5)
Equity in earnings of subsidiaries	0.2	2.2	—	(2.4)	—

Net income (loss)	$(4.5)	$0.2	$2.2	$(2.4)	$(4.5)

Condensed Consolidating Statement of Operations (Unaudited)

Nine Months Ended December 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,065.9	$342.9	$(57.6)	$1,351.2
Cost of sales	—	721.7	248.3	(57.6)	912.4

Gross profit	—	344.2	94.6	—	438.8

Selling, general and administrative expenses	—	173.0	54.5	—	227.5
Gain on Canal Street facility accident, net	—	(29.2)	—	—	(29.2)
Amortization of intangible assets	—	37.5	0.2	—	37.7

Income from operations	—	162.9	39.9	—	202.8

Nonoperating income (expense):
Interest expense, net:
To third parties	(146.0)	1.8	(1.0)	—	(145.2)
To affiliates	74.4	(65.0)	(9.4)	—	—
Other, net	7.9	0.4	(13.8)	—	(5.5)

Income (loss) before income taxes	(63.7)	100.1	15.7	—	52.1
Provision for income taxes	2.7	16.0	4.2	—	22.9

Income (loss) before equity in earnings of subsidiaries	(66.4)	84.1	11.5	—	29.2
Equity in earnings of subsidiaries	95.6	11.5	—	(107.1)	—

Net income	$29.2	$95.6	$11.5	$(107.1)	$29.2

Condensed Consolidating Statement of Operations (Unaudited)

Period from July 22, 2006 through December 30, 2006

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$397.9	$169.8	$(32.3)	$535.4
Cost of sales	—	275.7	123.9	(32.3)	367.3

Gross profit	—	122.2	45.9	—	168.1

Selling, general and administrative expenses	—	65.9	26.2	—	92.1
Loss on Canal Street accident, net	—	7.9	—	—	7.9
Amortization of intangible assets	—	15.8	0.2	—	16.0

Income from operations	—	32.6	19.5	—	52.1

Nonoperating income (expense):
Interest expense:
To third parties	(62.9)	(0.1)	(0.7)	—	(63.7)
To affiliates	2.4	1.5	(3.9)	—	—
Other, net	(1.5)	17.9	(9.4)	—	7.0

Income (loss) before income taxes	(62.0)	51.9	5.5	—	(4.6)
Provision (benefit) for income taxes	(32.0)	28.6	2.9	—	(0.5)

Income (loss) before equity in earnings of subsidiaries	(30.0)	23.3	2.6	—	(4.1)
Equity in earnings of subsidiaries	25.9	2.6	—	(28.5)	—

Net income (loss)	$(4.1)	$25.9	$2.6	$(28.5)	$(4.1)

Condensed Consolidating Statement of Operations (Unaudited)

Predecessor

Period from April 1, 2006 through July 21, 2006

(in Millions)

	Parent	Issuers	Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Eliminations	Consolidated
Net sales	$—	$—	$253.1	$100.8	$(19.7)	$334.2
Cost of sales	—	—	183.6	73.8	(19.7)	237.7

Gross profit	—	—	69.5	27.0	—	96.5

Selling, general and administrative expenses	0.2	—	44.7	18.2	—	63.1
Transaction related costs	—	43.6	19.1	—	—	62.7
Amortization of intangible assets	—	—	5.0	—	—	5.0

Income (loss) from operations	(0.2)	(43.6)	0.7	8.8	—	(34.3)

Nonoperating income (expense):
Interest expense:
To third parties	—	(20.0)	(0.1)	(0.9)	—	(21.0)
To affiliates	—	34.3	(31.6)	(2.7)	—	—
Other, net	(0.6)	—	2.9	(2.7)	—	(0.4)

Income (loss) before income taxes	(0.8)	(29.3)	(28.1)	2.5	—	(55.7)
Provision (benefit) for income taxes	(0.3)	(10.3)	(7.0)	1.5	—	(16.1)

Income (loss) before equity in earnings (loss) of subsidiaries	(0.5)	(19.0)	(21.1)	1.0	—	(39.6)
Equity in earnings (loss) of subsidiaries	(39.1)	(20.1)	1.0	—	58.2	—

Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)

Condensed Consolidating Statement of Cash Flows (Unaudited)

Nine months Ended December 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$29.2	$95.6	$11.5	$(107.1)	$29.2
Noncash adjustments	(88.5)	62.7	8.4	107.1	89.7
Changes in operating assets and liabilities, including intercompany activity	79.9	(28.9)	(7.6)	—	43.4

Cash provided by operating activities	20.6	129.4	12.3	—	162.3

Investing activities
Expenditures for property, plant and equipment	—	(31.1)	(6.0)	—	(37.1)
Proceeds from disposition of property, plant and equipment	—	0.2	0.1	—	0.3

Cash used for investing activities	—	(30.9)	(5.9)	—	(36.8)

Financing activities
Repayments of long-term debt	(20.0)	(0.4)	(1.4)	—	(21.8)
Payment of financing fees	(0.6)	—	—	—	(0.6)

Cash used for financing activities	(20.6)	(0.4)	(1.4)	—	(22.4)
Effect of exchange rate changes on cash	—	—	1.6	—	1.6

Increase in cash	—	98.1	6.6	—	104.7
Cash at beginning of period	—	32.2	23.9	—	56.1

Cash at end of period	$—	$130.3	$30.5	$—	$160.8

Condensed Consolidating Statement of Cash Flows (Unaudited)

Period from July 22, 2006 through December 30, 2006

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(4.1)	$25.9	$2.6	$(28.5)	$(4.1)
Noncash adjustments	(22.6)	34.1	4.8	28.5	44.8
Changes in operating assets and liabilities, including intercompany activity	61.4	(47.8)	2.6	—	16.2

Cash provided by operating activities	34.7	12.2	10.0	—	56.9

Investing activities
Expenditures for property, plant and equipment	—	(12.9)	(5.3)	—	(18.2)
Proceeds from dispositions of property, plant and equipment	—	1.1	—	—	1.1
Acquisitions, net of cash acquired	(1,011.6)	—	—	—	(1,011.6)

Cash used for investing activities	(1,011.6)	(11.8)	(5.3)	—	(1,028.7)

Financing activities
Proceeds from issuance of long-term debt	1,430.7	—	—	—	1,430.7
Repayments of long-term debt	(813.5)	(0.1)	(0.1)	—	(813.7)
Payment of financing fees	(55.2)	—	—	—	(55.2)
Payment of tender premium	(23.1)	—	—	—	(23.1)
Capital contributions	438.0	—	—	—	438.0
Proceeds from issuance of common stock	—	1.6	—	—	1.6

Cash provided by (used for) financing activities	976.9	1.5	(0.1)	—	978.3
Effect of exchange rate changes on cash	—	—	0.6	—	0.6

Increase in cash	—	1.9	5.2	—	7.1
Cash at beginning of period	—	5.6	5.2	—	10.8

Cash at end of period	$—	$7.5	$10.4	$—	$17.9

Condensed Consolidating Statement of Cash Flows (Unaudited)

Predecessor

Period from April 1, 2006 through July 21, 2006

(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)
Noncash adjustments	39.1	41.7	13.4	3.3	(58.2)	39.3
Changes in operating assets and liabilities, including intercompany activity	0.5	(10.8)	12.4	(6.2)	—	(4.1)

Cash provided by (used for) operating activities	—	(8.2)	5.7	(1.9)	—	(4.4)
Investing activities
Expenditures for property, plant and equipment	—	—	(9.5)	(2.2)	—	(11.7)
Proceeds from dispositions of property, plant and equipment	—	—	1.6	—	—	1.6
Acquisitions, net of cash acquired	—	—	(5.6)	—	—	(5.6)

Cash used for investing activities	—	—	(13.5)	(2.2)	—	(15.7)
Financing activities
Proceeds from issuance of long-term debt	—	16.9	—	—	—	16.9
Repayments of long-term debt	—	(8.5)	—	—	—	(8.5)
Payment of financing fees	—	(0.2)	—	—	—	(0.2)

Cash provided by financing activities	—	8.2	—	—	—	8.2
Effect of exchange rate changes on cash	—	—	—	0.2	—	0.2

Decrease in cash	—	—	(7.8)	(3.9)	—	(11.7)
Cash at beginning of period	—	—	13.3	9.2	—	22.5

Cash at end of period	$—	$—	$5.5	$5.3	$—	$10.8

17. Subsequent Event

Acquisition of GA Industries, Inc.

On January 31, 2008, Zurn Industries, LLC, a wholly-owned subsidiary of Rexnord LLC, indirectly acquired GA Industries, Inc. for a cash purchase price of approximately $76.0 million. With this acquisition, our WM platform further expands its presence in water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA Industries, Inc. is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc. is a leader in the design and manufacturer of sluice/slide gates, cone valves and actuation systems. This acquisition will be integrated into the Company’s existing WM platform and was funded with existing cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Except for the item reported below, management believes that as of December 29, 2007 and during the period from April 1, 2007 through December 29, 2007, there has been no material change to this information.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which addresses the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007. For additional information regarding Income Taxes and the adoption of FIN 48, see Note 6 to the condensed consolidated financial statements at Part I, Item 1 to this quarterly report.

Fiscal Year

The Company’s fiscal year ends on March 31.

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

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values which are preliminary and based upon currently available information. The Company is still in the process of finalizing its appraisals of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition.

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

The Merger has been accounted for using the purchase method of accounting and, accordingly, resulted in a new basis of accounting for the Company. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values resulting in $948.4 million of goodwill, most of which is not expected to be deductible for income tax purposes.

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

Canal Street Update

To date the Company has not experienced any material customer losses or order cancellations as a result of its temporary inability to produce and deliver products from Canal Street. In fact, as of the end of the second quarter of fiscal 2008, production at the Canal Street facility had returned to pre-accident levels. Through December 29, 2007, approximately $8.1 million of capital expenditures have been made in connection with the reconstruction of the facility. The reconstruction efforts are expected to be substantially complete by the end of the Company’s fourth quarter of the current fiscal year.

On December 5, 2007, the Company finalized its property, casualty and business interruption (“BI”) claims with its property insurance carrier. Accordingly, no additional insurance proceeds related to such property, casualty and BI coverage are expected in future periods. As of December 29, 2007, the Company and its insurance carrier continue to manage ongoing general liability and workers compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred. Further, management does not believe that there will be any long-term negative implications to the Company’s gear product line as a result of the accident nor does it expect to experience, any material adverse impact to liquidity, cash or its leverage profile as a result of the accident.

For the three and nine months ended December 29, 2007 as well as for the period from December 6, 2006 though March 31, 2007, the Company has recorded the following (gains)/losses related to this incident (in millions):

			Fiscal 2007	Accident to-date
	Third Quarter Ended December 29, 2007	Nine Months Ended December 29, 2007	Period from December 6, 2006 through March 31, 2007	Period from December 6, 2006 through December 29, 2007
	(Unaudited)	(Unaudited)		(Unaudited)
Insurance deductibles	$—	$—	$1.0	$1.0

Professional services	(0.3)	(0.1)	1.8	1.7
Clean-up and restoration expenses	1.3	5.0	18.3	23.3
Non-cash asset impairments:	—
Inventories	0.2	0.3	7.1	7.4
Property, plant and equipment, net	—	—	2.6	2.6
Other	—	—	0.2	0.2

Subtotal prior to property and casualty insurance recoveries	1.2	5.2	31.0	36.2
Less property and casualty insurance recoveries	(15.9)	(23.4)	(27.0)	(50.4)

Subtotal prior to business interruption insurance recoveries	(14.7)	(18.2)	4.0	(14.2)
Less business interruption insurance recoveries	(2.7)	(11.0)	(10.0)	(21.0)

Gain on Canal Street facility accident, net	$(17.4)	$(29.2)	$(6.0)	$(35.2)

Summary of total insurance recoveries:
Total property, casualty and business interruption insurance recoveries	$18.6	$34.4	$37.0	$71.4

The Company has substantial property, casualty, liability, workers’ compensation and BI insurance. The property, casualty and BI insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. In addition to its insurance deductibles, the Company has and may continue to incur certain other incremental and non-reimbursable out-of-pocket expenses as a result of the explosion. For the period from December 6, 2006 (the date of loss) through December 29, 2007, the Company has recorded recoveries from its insurance carriers totaling $71.4 million, of which $50.4 million has been allocated to recoveries under property and casualty insurance policies and $21.0 million of which has been allocated to recoveries under BI insurance policies.

Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The Company, as a producer of ball bearing products in the United States, participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from antidumping cases under the CDSOA. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for calendar 2007, the Company received, in the three months ended December 29, 2007, $1.4 million representing its pro rata share of the total CDSOA distribution. Similarly, a recovery of $8.8 million was recorded during the three months ended December 30, 2006 related to the submission of calendar 2006 and prior years’ data to CBP. These recoveries are included in other income, net on the consolidated statement of operations.

In February 2006, U.S. Legislation was enacted that ends CDSOA distributions to US manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company may still receive some additional distributions; however, because of the pending cases, the 2006 legislation and the administrative operation of the law, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years.

Results of Operations

General

We believe we are a leading diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. With the completion of the Zurn acquisition, our business is comprised of two strategic platforms: (i) our Power Transmission (“PT”) platform and (ii) and our Water Management (“WM”) platform based on the recently acquired Zurn operations. We believe that we have the broadest portfolio of highly engineered, mission and project critical PT products in the industrial and aerospace end markets, including gears, couplings, industrial bearings, flattop, aerospace bearings and seals, special components and industrial chain. Our PT products are used in the plants and equipment of companies in diverse end-market industries, including aerospace, aggregates and cement, air handling, construction equipment, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. Our PT products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of PT products consisting primarily of components that are consumed in use and that have a predictable replacement cycle. With the Zurn acquisition, our WM platform is a leader in the multi-billion dollar, specification-driven, non-residential construction market for plumbing fixtures and fittings. Although our results of operations are dependent on general economic conditions, our significant installed base generates aftermarket sales that partially mitigate the impact of economic downturns on our results of operations. Due to the similarity of our products, historically we have not experienced significant changes in gross margins due to changes in sales product mix or sales channel mix.

As described above, the Merger occurred on July 21, 2006, which created a new basis of accounting for the Company as compared to the Predecessor company. For ease of comparison in this management’s discussion and analysis, the results of the Company from July 22, 2006, through December 30, 2006 are combined with the results of the Predecessor for the period from April 1, 2006 through July 21, 2006, with the results being referred to as the “nine months ended December 30, 2006” or the “first nine months of fiscal 2007.” The presented Predecessor results do not include any pro forma assumptions or adjustments.

The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Overview

Sales in the third quarter and first nine months of fiscal 2008 improved versus the comparable prior year periods as a result of the combination of the acquisition of the Zurn WM business as well as solid organic growth within the PT segment. The majority of our sales growth was driven by our acquisition of the Zurn WM business accounting for $115.1 million and $381.5 million of the year-over-year sales increase in the third quarter and first nine months of fiscal 2008, respectively. PT sales in the third quarter and first nine months of fiscal 2008 grew $50.9 million or 18.0% and $100.1 million or 11.5%, respectively, versus the same periods last year, which were adversely impacted by approximately $15.0 to $20.0 million as a result of the aforementioned Canal Street facility accident. The remaining growth in sales volume was largely driven by strength in our industrial products end markets of mining, energy, aggregates and aerospace. In addition to solid sales growth, PT orders grew 15.4% in the third quarter and 7.7% in the first nine months of fiscal 2008 over the comparable prior year periods. Consolidated backlog as of December 29, 2007 was $479.0 million.

Income from operations for the third quarter of fiscal 2008 increased $60.4 million ($43.4 million excluding the Zurn acquisition) over the same prior year period on a $166.0 million ($50.9 million excluding the Zurn acquisition) increase in sales. Favorably impacting the year-over-year operating profit growth is $25.3 million of incremental gains recorded as a direct result of the Canal Street facility accident offset by a $6.2 million net reduction in a benefit recorded as a result of a change in the Company’s vacation policy in the third quarter of fiscal 2007. Excluding these adjustments and the aforementioned acquisition growth, PT operating earnings increased $24.3 million on a $50.9 million increase in PT sales.

Income from operations for the first nine months of fiscal 2008 increased $185.0 million ($125.0 million excluding the Zurn acquisition) over the same prior year period on a $481.6 million ($100.1 million excluding the Zurn acquisition) increase in sales. Items favorably impacting the year-over-year operating profit growth include a $37.1 million net gain recorded as a direct result of the Canal Street facility accident and a $62.7 million reduction in transaction-related costs incurred in connection with the sale of the Company to Apollo. Other significant items offsetting the year-over-year variance include additional depreciation and amortization expense of $20.0 million related to adjusting our property, plant and equipment and intangibles to fair value as part of both the Apollo and Zurn acquisitions, and a $5.4 million net reduction in a benefit recorded as a result of a change in the Company’s vacation policy in the third quarter of fiscal 2007. Excluding these adjustments and the aforementioned acquisition growth, PT operating earnings increased $50.6 million on a $100.1 million increase in PT sales.

Non-operating expense increased $20.0 million in the third quarter and $72.6 million in the first nine months of fiscal 2008 versus the comparable prior year period. These increases were primarily due to higher interest expense resulting from our increased indebtedness incurred in connection with the Apollo and Zurn acquisitions, offset by a reduction of $7.4 million of recoveries under the CDSOA as previously described.

Third Quarter Ended December 29, 2007 Compared with the Third Quarter Ended December 30, 2006

(in Millions)

	Third Quarter Ended
	December 29, 2007	December 30, 2006
	(Unaudited)	(Unaudited)
Net sales	$449.1	$283.1
Cost of sales	301.5	199.0

Gross profit	147.6	84.1
% of net sales	32.9%	29.7%
Selling, general and administrative expenses	74.1	49.4
(Gain) loss on Canal Street accident, net	(17.4)	7.9
Amortization of intangible assets	12.3	8.6

Income from operations	78.6	18.2
% of net sales	17.5%	6.4%
Non-operating income (expense):
Interest expense, net	(47.7)	(35.3)
Other income, net	—	7.6

Income (loss) before income taxes	30.9	(9.5)
Provision (benefit) for income taxes	11.1	(5.0)

Net income (loss)	$19.8	$(4.5)

Net Sales

Sales in the third quarter of fiscal 2008 were $449.1 million, an increase of $166.0 million or 58.6% from last year’s third quarter sales of $283.1 million. This year-over-year sales growth is primarily the result of both the acquisition of the Zurn WM business as well as strong organic growth within the PT segment. The majority of our sales growth was driven by our acquisition of the Zurn WM business, which accounts for $115.1 million of the year-over-year increase. PT sales in the first quarter also grew $50.9 million or 18.0% versus the same period last year which was adversely impacted by approximately $15.0 to $20.0 million related to the aforementioned Canal Street facility accident. The remaining PT sales growth was largely driven by strength in our industrial products end markets of mining, energy, aggregates and aerospace. Foreign currency fluctuations also favorably impacted sales by approximately $13.3 million during the quarter, as the Euro as well as other currencies strengthened against the U.S. dollar compared to the prior year.

Cost of Sales

Cost of sales were $301.5 million in the third quarter of fiscal 2008, an increase of $102.5 million, or 51.5%, over the third quarter of fiscal 2007 cost of sales of $199.0 million. The majority of the increase is directly attributable to our acquisition of the Zurn WM business, which accounts for $72.1 million of the year-over-year increase. Excluding Zurn, cost of sales increased $30.4 million or 15.3%, which was due primarily to the higher net sales between periods. Additionally, the current quarter’s cost of sales also excludes $3.2 million of favorable inventory adjustments recorded in the third quarter of fiscal 2007 related to selling inventories that had been adjusted to fair value in purchase accounting for the Merger. Other items unfavorably impacting the third quarter of fiscal 2008 vs. the comparable prior year period include an incremental $1.0 million of last-in, first-out (“LIFO”) expense and a $3.3 million reduction in a net benefit recorded as a result of a change in the Company’s vacation policy in the third quarter of fiscal 2007.

Gross Profit

Gross profit in the third quarter of fiscal 2008 was $147.6 million, an increase of $63.5 million or 75.5% over the third quarter fiscal 2007 gross profit of $84.1 million. Excluding the Zurn acquisition, gross profit increased $20.5 million, which was driven largely by the higher PT net sales discussed above. As a percent of net sales, gross profit margins in the third quarter of fiscal 2008 expanded 320 basis points to 32.9% compared to 29.7% in the third quarter of fiscal 2007. The gross margin expansion was primarily attributable to the inclusion of the Zurn WM business in the current fiscal quarter’s performance (Zurn has stronger relative margins). In addition, the incremental purchase accounting adjustments, LIFO expense and a reduction in net benefit recorded as a result of a change in the Company’s vacation policy unfavorably impacted gross profit.

Selling, General and Administrative Expenses (“SG&A”)

SG&A was $74.1 million in the third quarter of fiscal 2008, an increase of $24.7 million, or 50.0%, from the prior year third quarter SG&A expenses of $49.4 million. Of this increase, $20.9 million is attributable to the Zurn acquisition. The remaining increase primarily relates to the reduction of a $2.9 million net benefit recorded as a result of a change in the Company’s vacation policy in the third quarter of fiscal 2007. As a percentage of net sales, consolidated SG&A decreased slightly to 16.5% in the third quarter of fiscal 2008 versus 17.4% in the third quarter of fiscal 2007. The 90 basis point decrease in SG&A as a percent of sales in the third quarter was primarily driven by improved cost leverage generated as a result of an organizational re-alignment within the PT segment in the first quarter of fiscal 2008, partially offset by a reduced benefit stemming from the change in the Company’s vacation policy in the third quarter of fiscal 2007 as mentioned above.

Gain on Canal Street Facility Accident, net

We have recorded a gain of $17.4 million in the third quarter of fiscal 2008 as a result of the accident at our Canal Street facility on December 6, 2006. The gain recognized in the consolidated statement of operations is a result of recording $1.2 million of clean-up and restoration, professional fees and inventory impairment expenses offset by $18.6 million of net insurance recoveries recorded in the quarter. As of December 29, 2007 the Company has finalized its accounting for this event and as a result does not expect to incur any future gains or losses.

Amortization of Intangible Assets

The cost of our amortizable intangible assets includes patents, customer relationships (including distribution network) and software. Amortization of these intangible assets increased to $12.3 million in the third quarter of fiscal 2008 compared to $8.6 million in the third quarter of fiscal 2007 due to the amortization of intangible assets resulting from both the Merger and the acquisition of Zurn.

Interest Expense, net

Interest expense, net was $47.7 million in the third quarter of fiscal 2008 compared to $35.3 million in the third quarter of fiscal 2007. As a result of the Merger on July 21, 2006 and the acquisition of Zurn on February 7, 2007, we have increased our overall indebtedness, and a larger portion of that debt consists of senior notes which have higher interest rates than our term loans.

Other (Expense) Income, net

Other expense, net was zero in the third quarter of fiscal 2008 after considering a $1.4 million CDSOA recovery, $0.4 million of foreign currency transaction losses, a $0.1 million of loss on dispositions of fixed assets, $0.8 million of management fee expenses, $0.1 million of equity earnings in unconsolidated affiliates and $0.2 million of other expense. Other income, net was $7.6 million in the third quarter of fiscal 2007 and includes an $8.8 million CDSOA recovery offset by $0.1 million of foreign currency transaction losses, $0.5 million loss on dispositions of fixed assets, $0.5 million of management fee expenses and $0.1 million of other expense.

Income Tax Expense

Our effective income tax rate for the third quarter of fiscal 2008 was 35.9% versus a benefit of 52.6% in the third quarter of fiscal 2007. The effective tax rate for the third quarter of fiscal 2008 includes the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits, an increase in the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not, offset by the impact of the reduction in certain foreign statutory income tax rates. The higher than expected benefit recorded in the third quarter of fiscal 2007 was due to the realization of certain foreign related tax benefits in excess of previous estimates.

Net Income (Loss)

Our net income for the third quarter of fiscal 2008 was $19.8 million compared to net loss of $4.5 million in the third quarter of fiscal 2007 due to the factors described above.

Nine months Ended December 29, 2007 Compared with the Nine months Ended December 30, 2006

(in Millions)

		Nine Months and Periods Ended December 30, 2006
			Predecessor	Combined
	Nine Months Ended December 29, 2007	Period from July 22, 2006 through December 30, 2006	Period April 1, 2006 through July 21, 2006	Period from April 1, 2006 through December 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$1,351.2	$535.4	$334.2	$869.6
Cost of sales	912.4	367.3	237.7	605.0

Gross profit	438.8	168.1	96.5	264.6
% of net sales	32.5%	31.4%	28.9%	30.4%
Selling, general and administrative expenses	227.5	92.1	63.1	155.2
(Gain) loss on Canal Street accident, net	(29.2)	7.9	—	7.9
Transaction-related costs	—	—	62.7	62.7
Amortization of intangible assets	37.7	16.0	5.0	21.0

Income (loss) from operations	202.8	52.1	(34.3)	17.8
% of net sales	15.0%	9.7%	-10.3%	2.0%
Non-operating income (expense):
Interest expense, net	(145.2)	(63.7)	(21.0)	(84.7)
Other (expense) income, net	(5.5)	7.0	(0.4)	6.6

Income (loss) before income taxes	52.1	(4.6)	(55.7)	(60.3)
Provision (benefit) for income taxes	22.9	(0.5)	(16.1)	(16.6)

Net income (loss)	$29.2	$(4.1)	$(39.6)	$(43.7)

Net Sales

Sales in the first nine months of fiscal 2008 were $1,351.2 million, an increase of $481.6 million or 55.4%, from sales in the first nine months of fiscal 2007 of $869.6 million. This year-over-year sales growth is primarily the result of both the acquisition of the Zurn WM business as well as strong organic growth within the PT segment. The majority of the sales growth was driven by the acquisition of the Zurn WM business, which accounts for $381.5 million of the year-over-year increase. PT sales in the first nine months of fiscal 2008 also grew $100.1 million or 11.5% versus the same period last year. The PT sales growth was largely driven by strength in our industrial products end markets of mining, energy, aggregates and aerospace as well as the recovery of our Canal Street facility. It is estimated that sales from of our Canal Street facility were adversely impacted by approximately $4.5 to $6.5 million for the nine months ended December 29, 2007 and by $15.0 to $20.0 million for the nine months ended December 30, 2006 as a result of the explosion. Foreign currency fluctuations also favorably impacted sales by approximately $25.7 million during the nine months ended December 29, 2007, as the Euro as well as other currencies strengthened against the U.S. dollar compared to the prior period.

Cost of Sales

Cost of sales were $912.4 million in the first nine months of fiscal 2008, an increase of $307.4 million, or 50.8%, over the first nine months of fiscal 2007 cost of sales of $605.0 million. The majority of the increase is directly attributable to our acquisition of the Zurn WM business, which accounts for $240.9 million of the year-over-year increase. Excluding Zurn, cost of sales increased $66.5 million or 11.0%, which was due primarily to the higher net sales between periods. Additionally, cost of sales in the first nine months of fiscal 2008 includes $1.8 million of incremental inventory adjustments related to selling inventories that had been adjusted to fair value in connection with the Zurn acquisition. Offsetting this unfavorable impact is $13.1 million of LIFO income in the first nine months of fiscal 2008 compared to $8.7 million of LIFO income in the first nine months of fiscal 2007. Other items unfavorably impacting the first nine months of fiscal 2008 vs. the comparable prior year period include: (i) $2.7 million of incremental severance recorded in connection with an organizational re-alignment within the PT segment, (ii) a $2.2 million charge to increase certain risk reserves (primarily workers compensation) to include a loss development factor and (iii) a $2.8 million reduction in a net benefit recorded as a result of a change in the Company’s vacation policy in the third quarter of fiscal 2007.

Gross Profit

Gross profit in the first nine months of fiscal 2008 was $438.8 million, an increase of $174.2 million or 65.8% over gross profit in the first nine months of fiscal 2007 of $264.6 million. Excluding the Zurn acquisition, gross profit increased $33.6 million, which was driven largely by the higher PT net sales discussed above. As a percent of net sales, gross profit margins in the first nine months of fiscal 2008 expanded 210 basis points to 32.5% compared to 30.4% in the first nine months of fiscal 2007. The gross margin expansion was primarily attributable to the inclusion of the Zurn WM business in the first nine months of fiscal 2008 (Zurn has stronger relative margins). In addition, the incremental purchase accounting adjustments, severance, risk management charges and a reduction in net benefit recorded as a result of a change in the Company’s vacation policy was offset by favorable LIFO income versus the comparable prior year period.

Selling, General and Administrative Expenses (“SG&A”)

SG&A was $227.5 million in the first nine months of fiscal 2008, an increase of $72.3 million, or 46.6%, over the first nine months of fiscal 2007 SG&A expenses of $155.2 million. Approximately $64.8 million of the year-over-year increase is attributable to the Zurn acquisition. Also contributing to the year-over-year increase is $2.9 million of higher stock option expense and $1.7 million of incremental severance costs related to an organization re-alignment within the PT segment. The remaining increase primarily relates to reduction of a $2.5 million net benefit recorded as a result of a change in the Company’s vacation policy in the third quarter of fiscal 2007. As a percentage of net sales, consolidated SG&A decreased slightly to 16.8% in the first nine months of fiscal 2008 versus 17.8% in the first nine months of fiscal 2007. The 100 basis point decrease in SG&A as a percent of sales in the first nine months of fiscal 2008 is driven both by the inclusion of Zurn’s lower relative SG&A cost structure in our current fiscal year performance as well as improved cost leverage recognized the result of an organizational re-alignment within the PT segment in the first quarter of fiscal 2008.

Gain on Canal Street Facility Accident, net

We have recorded a gain of $29.2 million in the first nine months of fiscal 2008 as a result of the accident at our Canal Street facility on December 6, 2006. The gain recognized in the consolidated statement of operations is a result of recording $5.2 million of clean-up and restoration expenses, professional services and inventory write-offs offset by $34.4 million of insurance recoveries recorded in the first nine months of fiscal 2008. As of December 29, 2007 the Company has finalized its accounting for this event and as a result does not expect to incur any future gains or losses.

Transaction Costs

There have been no transaction costs recorded in fiscal 2008 to date. We expensed $62.7 million of Apollo transaction-related costs in the first nine months of fiscal 2007. These costs consisted of (i) $19.1 million of seller-related expenses, including investment banking fees, outside attorney fees, and other third-party fees; (ii) $23.1 million of bond tender premium related to the $225.0 million of senior subordinated notes, substantially all of which were repurchased in connection with the Merger; and (iii) a non-cash charge of $20.5 million to write-off the remaining net book value of previously-capitalized financing fees related to the term loans and senior subordinated notes that we repaid/repurchased in connection with the Merger.

Amortization of Intangible Assets

The cost of our amortizable intangible assets includes patents, customer relationships (including distribution network) and software. Amortization of these intangible assets increased to $37.7 million in the first nine months of fiscal 2008 compared to $21.0 million in the first nine months of fiscal 2007 due to the amortization of intangible assets resulting from both the Merger and the acquisition of Zurn.

Interest Expense, net

Interest expense, net was $145.2 million in the first nine months of fiscal 2008 compared to $84.7 million in the first nine months of fiscal 2007. As a result of the Merger on July 21, 2006 and the acquisition of Zurn on February 7, 2007, we have increased our overall indebtedness, and a larger portion of that debt consists of senior notes which have higher interest rates than our term loans.

Other (Expense) Income, net

Other income, net was $5.5 million for the first nine months of fiscal 2008 and includes a $1.4 million CDSOA recovery, $4.7 million of foreign currency transaction losses, a $0.2 million loss on dispositions of fixed assets, $2.3 million of management fee expenses and $0.3 million of equity earnings in unconsolidated affiliates. Other income, net was $6.6 million in the first nine months of fiscal 2007 and includes an $8.8 million CDSOA recovery, $1.3 million of foreign currency transaction losses, $1.5 million of management fee expenses, an $0.8 million gain on dispositions of fixed assets and other expenses of $0.2 million.

Income Tax Expense

Our effective income tax rate for the first nine months of fiscal 2008 was 44.0% versus a benefit of 27.5% in the first nine months of fiscal 2007. The effective tax rate for the first nine months of fiscal 2008 includes the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not. The unusually low effective tax rate in the first nine months of fiscal 2007 reflects a reduced income tax benefit recognized due to approximately $7.9 million of non-deductible expenses incurred in connection with the Apollo transaction; as well as, an increase in our valuation allowance for foreign tax credits generated and state net operating losses incurred during the first nine months of fiscal 2007 for which the realization of such benefits was not deemed more-likely-than-not.

Net Income (Loss)

Our net income for the first nine months of fiscal 2008 was $29.2 million compared to net loss of $43.7 million in the first nine months of fiscal 2007 due to the factors described above.

Liquidity and Capital Resources

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our recently instituted $100.0 accounts receivable securitization program. As of December 29, 2007, we had $160.8 million of cash and approximately $219.0 million of additional borrowings available to us (there were no borrowings outstanding under the revolving credit facility or the accounts receivable securitization program, however, $31.0 million of the revolving credit facility was utilized in connection with outstanding letters of credit). Both the revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash provided by operating activities in the first nine months of fiscal 2008 was $162.3 million compared to $52.5 million in the first nine months of fiscal 2007. The majority of this increase is due to the incremental cash flows generated as a result of the Zurn acquisition complemented by strong earnings growth from our Power Transmission segment and improved working capital management. Other noteworthy items contributing to the overall increase in cash flow from operations year-over-year include $27.4 million of insurance recoveries from our insurance carriers recorded in connection with the Canal Street facility accident and the collection of $18.0 million of tax refunds and accrued interest from the IRS arising from a settlement of an audit of the former Jacuzzi Brands, Inc. for the fiscal years ended September 30, 1998 through 2002 (see Note 6 for further discussion). Partially offsetting these items is a $7.4 million reduction in year-over-year CDSOA recoveries.

Cash used for investing activities was $36.8 million in the first nine months of fiscal 2008 compared to a use of $1,044.4 million in the first nine months of fiscal 2007. The first nine months of fiscal 2008 include $37.1 million of capital expenditures (approximately $8.1 million of which relates to the reconstruction of the Canal Street facility due to the explosion on December 6, 2006) offset by $0.3 million of proceeds from the disposition of certain fixed assets. The comparable prior year period includes $29.9 million of capital expenditures offset by $2.7 million of proceeds from dispositions of property, plant and equipment. We also used $1,017.2 million of cash in the first nine months of fiscal 2007 to fund both the Apollo transaction as well as our acquisition of DaLong.

Cash used for financing activities was $22.4 million in the first nine months of fiscal 2008, which includes $21.8 million of debt repayments ($20.0 million on term loans and $1.8 million on other debt) as well as the payment of $0.6 million of financing fees. During the first nine months of fiscal 2007 we repaid $8.5 million of term loans and borrowed $16.9 million under our revolving credit facility through the Merger date. In connection with the Merger, we issued $1,430.7 million of debt (consisting of $610.0 million of term loans, $485.0 million of senior notes, $300.0 million of senior subordinated notes and $35.7 million of borrowing under a new revolving credit facility) and received a $438.0 million capital contribution from Apollo. We also repaid $813.7 million of long-term debt (including $757.2 million on the Merger Date and $56.5 million subsequent to the Merger Date) and paid $55.4 million of financing fees as well as a $23.1 million bond tender premium during the first nine months of fiscal 2007. Additionally we received $1.6 million of proceeds from the issuance of common stock during the first nine months of fiscal 2007.

As of December 29, 2007 we had $2,024.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 29, 2007	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$767.5	$1.0	$766.5
9.50% Senior notes due 2014 (1)	803.5	—	803.5
8.875% Senior notes due 2016	150.0	—	150.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	3.3	0.8	2.5

Total Debt	$2,024.6	$1.8	$2,022.8

(1)	Includes an unamortized bond issue premium of $8.5 million at December 29, 2007.

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

As of December 29, 2007, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest at 2.50% plus the LIBOR Rate per annum. Borrowings under the B2 facility accrue interest at 2.25% plus the LIBOR Rate per annum. The weighted averaged interest rate on our outstanding term loans at December 29, 2007 was 7.59%. After considering the pre-payment of $20.0 million on the term loan B1 facility in the first fiscal 2008 quarter, the Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013 and through March 31, 2008 on the B2 facility. As of December 29, 2007, the remaining mandatory pre-payments on both the term loan B1 and B2 facilities are $1.2 million and $10.5 million respectively. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. See further discussion of these interest rate derivatives in Item 3, Interest Rate Risk.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on the revolver as of December 29, 2007. However, $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of December 29, 2007, the senior secured bank leverage ratio was 1.70 to 1.00. We expect to be in compliance with this financial covenant for the foreseeable future.

Account Receivable Securitization Program

On September 26, 2007, the Company entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby it continuously sells substantially all of its domestic trade accounts receivable to a wholly-owned bankruptcy remote special purpose subsidiary for cash and subordinated notes. The special purpose subsidiary in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the loan agreement with GECC is $100 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by the Company’s special purpose subsidiary. All of the receivables purchased by the Company’s special purpose subsidiary are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement.

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, is accounted for as a secured borrowing on our condensed consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in our condensed consolidated statement of operations once revolving loans or letters of credit have been obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus an applicable margin (currently 1.35%). In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At December 29, 2007, the Company had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios. As of December 29, 2007, the Company was in compliance will all applicable covenants and performance ratios.

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

As of December 29, 2007, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest at: 2.50% plus the LIBOR Rate per annum. Borrowings under the B2 facility accrue interest at: 2.25% plus the LIBOR Rate per annum. The weighted averaged interest rate on our outstanding term loans at December 29, 2007 was 7.59%. After considering the pre-payment of $20.0 million on the term loan B1 facility in the first six months of fiscal 2008, the Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013 and through March 31, 2008 on B2 facility. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. An increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $6.7 million on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Note 12 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report. Except as set forth below, Management believes that for the period from April 1, 2007 through February 5, 2008, there have been no material changes to the information provided under Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007:

•	Jody and Brian Minnerath, et al. vs. Zurn Pex, Inc. and Zurn Industries, LLC

•	Denise and Terry Cox, et al. vs. Zurn Pex, Inc. and Zurn Industries, Inc.

•	Beverly Barnes and Brian Johnson, et al. vs. Zurn Pex, Inc. and Zurn Industries, Inc.

A more detailed description of these matters is contained in Note 12, as referenced above.

ITEM 1A.	RISK FACTORS.

Information with respect to our risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Management believes that as of February 5, 2008, there have been no material changes to this information, other than the following developments:

We are subject to numerous asbestos claims.

We are co-defendants in various lawsuits filed in a number of jurisdictions throughout the United States alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation, and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate resolution of these claims. In the event our insurance or indemnification coverage becomes insufficient to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have an adverse impact on our business, financial condition or results of operations.

We are subject to certain class action claims.

We are defendants in three class action lawsuits pending in federal court in Minnesota and North Dakota, respectively. There are two plaintiffs in each suit who seek to represent a class of plaintiffs alleging damages due to the alleged failure of the Zurn brass crimp fittings on the PEX plumbing systems in their homes. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and a violation of the Magnuson Moss Act, and seek declaratory and injunctive relief, and damages in unspecified amounts. We believe we have insurance coverage in excess of $100.0 million dollars, subject, however, to policy terms and conditions, and deductibles. While we intend to vigorously defend ourselves in these actions, the uncertainties of litigation and the uncertainties related to the collection of insurance coverage make it difficult to accurately predict the financial effect of these claims. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be fully covered by insurance. As a result of the preceding, there can be no assurance as to the long term effect this litigation will have on us or our financial condition.

We are not yet able to determine the full effect of the accident at our Canal Street facility on our financial condition or operations (updated).

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

Our core production capabilities were substantially unaffected by the accident with production reaching pre-accident levels as of September 29, 2007. On December 5, 2007, we finalized our property, casualty and business interruption claims with our property insurance carrier. As of December 29, 2007, we and our insurance carrier continue to manage ongoing general liability and workers compensation claims. We may not be successful in defending such claims, and they may not be fully covered by insurance. However, we believe that any future material adverse effect on our financial condition or results of operations due to the Canal Street explosion is unlikely.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amendment to the Articles of Incorporation of RBS Global, Inc., dated October 12, 2007

10.1	Fourth Supplemental Indenture with respect to the 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of January 31, 2008.

10.2	Third Supplemental Indenture with respect to the 8 7/8% Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of January 31, 2008.

10.3	Fourth Supplemental Indenture with respect to the 11.75% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of January 31, 2008.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Management Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: February 5, 2008	By:	/s/ GEORGE C. MOORE
	Name:	George C. Moore
	Title:	Executive Vice President and Chief Financial Officer