Form 10-K
period 2008-03-31
REXNORD LLC; RBS GLOBAL INC
filed 2008-05-23
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As March 31, 2008, none of the common stock of either registrant was held by non-affiliates of the registrant. As of such date there was no public market for either registrant’s securities.

Indicate the number of shares outstanding of each corporate issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
RBS Global, Inc. Common Stock, $.01 par value per share	1,000 shares

PART I

ITEM 1. BUSINESS.

RBS Global, Inc. (“RBS Global”), a Delaware corporation, is the parent company of Rexnord LLC (a Delaware limited liability company), a holding company, which owns several domestic and foreign subsidiaries. RBS Global was formed by certain affiliates of our prior equity sponsor and incorporated in Delaware on November 4, 2002. On May 24, 2006, RBS Global entered into an Agreement and Plan of Merger pursuant to which affiliates of the private equity firm Apollo Management, L.P. (“Apollo”) and certain members of management agreed to purchase the Company from private equity firm The Carlyle Group, the predecessor equity sponsor, through the merger of Chase Merger Sub, Inc., a wholly-owned subsidiary of an Apollo affiliate, with and into the Company (the “Merger”). On July 21, 2006 (the “Merger Date”), the Merger occurred and the Company became a direct wholly-owned subsidiary of Chase Acquisition, Inc. Chase Acquisition, Inc. is 100% owned by our ultimate parent company Rexnord Holdings, Inc. (“Rexnord Holdings”).

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of RBS Global and its subsidiaries. Unless otherwise noted, references to the Company, Rexnord, we, us and our, refer to RBS Global and its subsidiary Rexnord LLC and its subsidiaries. Throughout this Form 10-K, we will also refer to the financial statements of RBS Global, Inc. and subsidiaries prior to the Merger Date collectively as the “Predecessor” for comparative purposes.

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2008, or fiscal 2008, means the period from April 1, 2007 to March 31, 2008. This report includes references to financial data for the fiscal year ended March 31, 2007, which combines our results from July 22, 2006 through March 31, 2007 with the Predecessor results for the period from April 1, 2006 through July 21, 2006. This combined financial information is the result of merely adding the predecessor and successor results and does not include any pro forma assumptions or adjustments.

Our Water Management (“WM”) platform was established when we, on February 7, 2007, acquired the Zurn plumbing products business of Jacuzzi Brands, Inc. from an affiliate of Apollo Management, L.P. for a cash purchase price of $942.5 million, including transaction costs (the “Zurn acquisition”). We believe Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for a vast offering of water control products. To a lesser degree Zurn also serves the residential construction market. The results of operations of Zurn are included from February 8, 2007.

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our WM platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA Industries, Inc. is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary at the time of closing, is a leader in the design and manufacturer of sluice/slide gates, butterfly valves, cone valves and actuation systems. The results of operations of GA are included from February 1, 2008.

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

Our Company

We believe we are a leading diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. Our business is comprised of two strategic platforms: (i) Power Transmission (“PT”) and (ii) Water Management. We believe that we have the broadest portfolio of highly engineered, mission and project critical PT products in the industrial and aerospace end markets. Our PT products include gears, couplings, industrial bearings, flattop, aerospace bearings and seals, special components and industrial chain. Our WM platform is a leader in the multi-billion dollar, specification-driven, non-residential construction market for water management products and, with the recent acquisition of GA, we have gained entry into the municipal water and wastewater treatment markets. Our highly engineered WM portfolio now includes: specification drainage, PEX, water control, commercial brass products, check valves, butterfly valves, slide/sluice gates and hydraulic actuation systems.

We are led by an experienced, high-caliber management team that employs a proven operating system, Rexnord Business System, or RBS, modeled after the Danaher Business System, to drive performance at every level of the organization. We operate 28 PT manufacturing and four PT repair facilities located around the world and 21 WM manufacturing and warehouse facilities in North America. As of March 31, 2008, we had approximately 7,400 employees. For the year ended March 31, 2008, we generated net sales of $1,853.5 million and net income of $40.9 million.

We sell our PT products in a diverse group of attractive end-market industries, which include aerospace, agri-farm, air handling, cement and aggregates, chemicals, construction equipment, energy, food and beverages, forest and wood products, marine, material and package handling, mining, natural resource extraction and petrochemical. Our WM platform further diversifies our end-market mix by providing us with a presence in commercial and institutional construction, civil and municipal water and wastewater markets.

Key Strategic Platforms:

Power Transmission (PT)

We believe we have the broadest product portfolio in the power transmission industry. Our PT products are highly engineered and, we believe, are critical components in the machinery or plant in which they operate. These products include gears, couplings, industrial bearings, flattop, aerospace bearings and seals, special components and industrial chain. Through the Falk acquisition in May 2005, we increased our market penetration and expanded our product portfolio in gears and couplings.

Over the past century, we have established long-term relationships with original equipment manufacturers, or OEMs, and end users serving a wide variety of industries. As a result of incorporating our components into their products, sales to OEMs and end users have created a significant installed base for our products, which are consumed or worn in use and have a relatively predictable replacement cycle. This replacement dynamic drives recurring aftermarket sales, which we estimate have historically accounted for approximately 45% of our North American PT sales. These aftermarket sales in turn create a recurring revenue stream from our extensive distribution network, consisting of over 400 distributors nationwide that operate through 2,200 branches. Sales to our largest customer, Motion Industries Inc., accounted for approximately 8.1%, 10.7% and, 11.8% of our consolidated net sales for the years ended March 31, 2008, 2007 and 2006, respectively.

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

Most of our products are critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high. We believe our reputation for superior quality products and our ability to meet lead times as short as one day are highly valued by our customers, as demonstrated by their strong preference to replace their worn Rexnord products with new Rexnord products. Our customers’ preference to replace “like-for-like” products, combined with our significant installed base, enables us to achieve premium pricing, generates a source of recurring revenue and provides us a competitive advantage. Our products are marketed globally under brands such as Rex®, Falk® and Link-Belt®, using both direct and indirect channels. Over the past year our international PT sales have expanded to approximately 40% of our total PT sales. We believe the majority of our products are purchased by customers as part of their regular maintenance budgets and do not represent significant capital expenditures.

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

Market. We believe we are the leading producer of gears in North America, and we sell our gear products to a variety of customers within numerous end markets. Market competition in the heavy duty gear industry is based primarily on quality, lead times, reputation for quality and cost. We estimate the global gear market to be approximately $5.0 billion. The global market is both competitive and fragmented, with a few significant competitors and none that dominate.

Couplings

Couplings are primarily used in high-speed, high torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Our couplings are sold to a variety of end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. We estimate that our aftermarket sales of couplings comprise half of our overall coupling sales. Our couplings are manufactured in our facilities in Alabama, Nebraska, Texas, Wisconsin and Germany.

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

Market. The global couplings market is estimated at approximately $1.0 billion in annual sales and generally follows the investment cycles of the industries it supplies. We sell our couplings to a variety of customers in several end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. Global demand for couplings is split approximately equally among North America, Europe and the rest of the world. The couplings market is split between dry couplings and wet couplings and is fragmented, with numerous manufacturers.

Industrial Bearings

Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. These products are primarily sold for use in mining, aggregate, forest and wood products, construction equipment, and agricultural equipment industries. Industrial bearings are sold either mounted or unmounted. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. Bearings have an average replacement cycle of 3 to 5 years. We estimate that our aftermarket sales of industrial bearings products comprise more than half of our overall industrial bearings sales. We manufacture our industrial bearings products in our facilities in Indiana, Tennessee and Illinois. Our primary industrial bearings products include:

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

•

Cylindrical Roller Bearings. Metric series cylindrical roller bearings are manufactured to American Bearing Manufacturers Association (“ABMA”) boundary dimensions. These bearings require minimum space and provide maximum rate capacity. Various configurations including separable inner and outer ring combinations offer ample application flexibility.

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

Flattop

Our flattop chain is a highly engineered conveyor chain that provides a smooth continuous conveying surface that is critical to high-speed operations such as those used to transport cans and bottles in beverage-filling operations, and is primarily sold to the food and beverage, consumer products, warehousing and distribution, and parts processing industries. Flattop chain products generally need to be replaced every 4 to 5 years on average. We manufacture our flattop chain products in our manufacturing facilities in Wisconsin, Italy and the Netherlands. Our primary flattop chain products include:

•

TableTop® chain. We believe we are a leading manufacturer of unit link flattop chain, which we market as our TableTop® chain. Although unit link flattop chain was originally available only in metal, today we sell more plastic chain than metal as metal unit link flattop chain has been gradually replaced with plastic chain. We believe that we maintain the industry’s largest product portfolio of both plastic and metal unit link flattop chain.

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

Market. We market our flattop chain products directly to end users and market and sell these products to both OEMs and distributors. The flattop chain market has experienced and continues to undergo a shift towards plastic. We believe this trend towards plastic will continue in the flattop chain market as more food and beverage companies begin to replace their older conveyor lines and as container production continues to move away from the use of returnable glass bottles that have traditionally been conveyed on stainless steel chain. This is a global trend that is more pronounced and developed in North America. Other regions of the world use a higher relative share of glass containers due to environmental demands and overall industry maturity. In addition, we believe there will be other additional growth opportunities as rubber belt and roller conveyor are replaced by newer technologies.

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

Market. The aviation market is undergoing significant change because of the long term growth of the flying public and the long term continued expansion of the global economy. The order books at the OEM’s are full based on the orders that are being placed for platforms such as the B737, B777, B787, A320, A330 and A380. Aircraft operators are facing pressure because of the rising price of oil and rising maintenance costs. We are well positioned to provide the products and services to meet the rising demand in the market both for the OEM manufacturers and for the aircraft operators.

The aerospace components industry we are a part of, is fragmented and consists of many specialized companies and a limited number of larger, well-capitalized companies who provide integrated systems to aircraft manufacturers. We compete in specific segments of the aircraft market such as flight controls, landing gear systems and small engines/auxiliary power units. These segments are typically several hundred million dollars in revenues. These market segments are subject to stringent regulatory approvals, quality requirements and certification processes.

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

Stearns services customers in numerous industries, including material handling, cranes, servomotors and actuators, conveyors and single-phase motor manufacturers. Approximately 75% of W.M. Berg’s sales are made to OEMs with the remaining sales generally going through distributors. For fiscal 2008, the majority of Highfield’s sales were made to wholesalers, utilities and installers.

We compete against a wide variety of niche manufacturers in each of our respective markets. The competition is generally local or regional in nature.

Conveying Equipment and Industrial Chain

Our conveying equipment and industrial chain products are manufactured in our facilities in Wisconsin, Germany, China and Brazil. These products are used in various applications in numerous industries, including food and food processing, beverage and container, mining, construction and agricultural equipment, hydrocarbon processing and cement and aggregates processing. Our primary products include:

•

Conveying Equipment. Our conveying equipment product group provides design, assembly, installation and after-the-sale services primarily to the mining and cement and aggregate industries. Its products include engineered elevators, conveyors and components for medium to heavy duty material handling applications. Rexnord has been one of the world’s leading suppliers of conveying equipment and technology in material handling for more than 100 years.

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

•

Roller chain. In the United States, roller chain is a product that is generally produced according to an American National Standards Institute (“ANSI”) specification. Our roller chain product line, which is marketed under the Rexnord® and Link-Belt® brand names, is supplied to a variety of industries primarily for conveyor and mechanical drive applications.

Market. We market and sell our industrial chain products directly to OEMs, end users, and through industrial distributors. We believe we have a leading position in the North American market for engineered steel chain.

Water Management (WM)

We believe our Water Management platform is one of the leading suppliers of professional grade specification plumbing, water treatment and waste water control products serving the commercial, institutional, civil, municipal, hydropower and public water works construction markets. These products are project-critical, high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end-user loyalty. We also believe we maintain leading market shares in the majority of our product lines. WM end markets are principally specification-driven, and many of our product lines require stringent, third-party approvals prior to commercialization.

Over the last 107 years, Zurn has established itself as a leading designer, manufacturer and distributor of highly engineered water management products for the multi-billion dollar commercial and institutional construction, civil and public water works markets and, to a lesser extent, the residential construction and remodeling markets. Zurn has an extensive network of approximately 400 independent sales representatives across approximately 120 sales agencies in North America who work with local engineers, contractors, builders and architects to specify, or “spec-in,” Zurn’s products for use in construction projects. Once Zurn’s products are specified, these products will generally be used in future project designs. These specifications, combined with Zurn’s ability to innovate, engineer and deliver products and systems that save time and money for engineers, contractors, builders and architects, result in growing demand for Zurn products.

Our WM products are marketed through its widely recognized brand names, including ZURN®, WILKINS®, AQUAFLUSH®, AQUASENSE®, AQUAVANTAGE®, ZURN ONE SYSTEMS®, ECOVANTAGE®, AQUASPEC®, Zurn PEX, Rodney Hunt® and Golden Anderson. Through the strength of these brands and the ability to leverage the breadth of the product line, we have maintained a leadership position in the industry.

GA has been providing high quality water and waste water control products to the municipal, industrial and hydropower markets for over 100 years. Its North American distribution network consists of approximately 150 independent sales representatives across approximately 50 sales agencies who work with engineers, municipalities and general contractors to drive specifications for their products.

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

•

Linear Drainage Systems. Linear drainage systems are sold under the Flo-Thru® brand and are designed to control large amounts of water in outdoor applications such as shipping ports, airports, commercial buildings and highways. Our linear drains are manufactured from various materials including stainless steel, fiberglass and high density polyethylene and range from 2 to 10 feet in length and from 4” to 26” in width. Our Hi-Cap® high capacity drains are 80” long with throat dimensions from 12” to 23” wide. Hi-Cap drains are used primarily in roadside drainage applications. We also manufacture specialty linear drainage products designed for applications such as fountains, football fields and running tracks.

•

Interceptors. We offer a complete line of grease, solids and oil interceptors, which are designed to prevent harmful or undesirable substances from entering wastewater control systems. Grease interceptors are used primarily in restaurants to keep grease from entering wastewater systems and creating damaging clogs. Solid interceptors are used in various applications to remove any type of solid from the waste stream, including hair, lint and sand. Oil interceptors are used in applications such as filling stations, where oil could otherwise potentially mix with storm water or waste water.

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

Our PEX products include complete lines of pipe, fittings, valves and installation tools for both potable water and radiant heating systems. These systems are engineered in our facilities in Commerce, Texas, Elkhart, Indiana and Erie, Pennsylvania, to meet stringent National Sanitation Foundation (“NSF”) requirements.

Our PEX products include:

•

PEX Plumbing Systems. Our PEX plumbing line includes brass and polymer insert and crimp fittings, a proprietary line of crimp rings, valves and manifolds and PEX tube in sizes from  1/4” to 1 1 /4” in diameter. These plumbing systems are used by residential and commercial builders in place of traditional copper piping systems.

•

PEX Radiant Heating Systems. Our PEX radiant heating line includes the manifolds, control valves, fittings and PEX tube necessary to install a radiant heating system. Radiant heating systems, in which PEX tube is installed in the floor to transfer heat from circulated hot water into a building, are used in place of traditional forced air heating systems.

Water Control

Our water control products are sold under the Wilkins brand name and encompass a wide variety of valves, including backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These products are designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at the University of Southern California (“USC”) and the NSF, and are sold into the commercial and industrial construction end markets as well as the fire protection, waterworks and irrigation end markets.

Our water control products include:

•

Backflow Preventers. We offer a complete line of backflow prevention valves, which are designed to protect potable water systems from cross-connection with contaminated liquids, gases or other unsafe substances by stopping the unwanted reverse flow of water. Our backflow preventers accommodate a range of pipe sizes from  1 /4” to 12” and cover a wide variety of specific applications in the plumbing, irrigation, municipal, fire protection and industrial end-markets. All backflow preventers are highly engineered and specified to exceed rigorous industry approvals and standards.

•

Fire System Valves. Zurn provides control valves for commercial fire hose and fire sprinkler systems under the Pressure-Tru® and Wilkins® brand names. These products are designed to regulate the pressure of water in fire prevention systems in high-rise buildings, as well as opening and closing flow in pipe sizes standard to the industry.

•

Relief Valves. Wilkins® relief valves are designed to lower water pressure to safe and manageable levels for commercial, residential, industrial and irrigation applications in a wide variety of pipe sizes. These valves also promote water conservation. Inlet pressures as high as 400 psi are accommodated with both direct acting and pilot operated valves.

•

Thermostatic Mixing Valves. Zurn’s Aqua-Guard® valves thermostatically balance the hot and cold water mix in commercial and residential hot water and hydronic heating systems. The valves provide protection against hot water scalding, help prevent the growth of bacteria in hot water systems and promote energy conservation.

Commercial Brass

Zurn’s commercial brass products include manual and sensor operated flush valves marketed under the AQUAFLUSH®, AQUASENSE® and AQUAVANTAGE® brand names and heavy duty commercial faucets marketed under the AQUASPEC® brand name. Innovative water conserving fixtures are marketed under the ECOVANTAGE® and Zurn One® brand names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants and industrial production buildings. The Zurn One Systems® integrate commercial brass and fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time- and cost-saving means of delivering commercial and institutional bathroom fixtures.

Water and Wastewater

GA’s products are used to control water and waste water throughout the water cycle from raw water through collection, distribution and wastewater treatment. GA is a leader in the design, application, and manufacture of automatic control valves, check valves, air valves, large butterfly valves, slide/sluice gates, actuation systems, and other specialized products for municipal, industrial, and hydropower applications. Over 90% of its comprehensive product lines go to the growing and less-cyclical water and wastewater markets.

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

Water Management Industry

According to the U.S. Census Bureau, U.S. nonresidential construction expenditures were approximately $628.7 billion in 2007. We estimate that the relevant market within nonresidential construction for Zurn’s current product offerings is approximately $4.0 billion. We believe the segment in which Zurn participates is relatively fragmented and that most competitors offer limited product lines. Although Zurn competes against numerous competitors with limited products or scale, one competitor, Watts Water Technologies, competes with Zurn across several lines on a nationwide basis. Zurn also competes against Sloan Valve Company in flush valves, Uponor (formerly Wirsbo) in PEX piping and Geberit in commercial faucets.

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

We estimate the size of the water and wastewater end markets to be approximately $190 million and $220 million in annual revenues, respectively. The addressable market for our water and waste water products is comprised of raw water, water treatment, and water distribution. Wastewater includes wastewater collection, wastewater treatment, and water reuse. In water and wastewater, there is generally little correlation to residential and commercial shifts. In fact, the EPA has stressed the need for significant replacement and expansion for both the U.S. water supply and wastewater treatment infrastructure. Specifically, the country’s drinking water systems are aging, with some system components older than 100 years, which should lead to the need for investment in new infrastructure and maintenance. As of two years ago, the estimated investment required over the next 20 years was $275 billion.

Water management products tend to be project-critical and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end-user loyalty. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many water management products must be tested and approved by USC, NSF, or American Water Works Association (“AWWA”) before they may be sold. In addition, many of these products must meet detailed specifications set by water management engineers, contractors, builders and architects. As a result, these products are highly engineered to meet these precise specifications and stringent regulatory requirements.

The industry’s specification-driven end markets require manufacturers to work closely with engineers, contractors, builders and architects in local markets across the United States to design specific applications on a project-by-project basis. Accordingly, flexibility in design and product innovation is critical to compete effectively. Also important are relationships with local engineers, contractors, builders and architects who specify or “spec-in” products for use in construction projects. Companies with a strong network of such relationships have a competitive advantage in that, once an engineer, contractor, builder or architect has specified a company’s product with satisfactory results, he or she will generally continue to use that company’s products in future projects.

Acquisitions

The GA Acquisition

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our WM platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA Industries, Inc. is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary at the time of closing, is a leader in the design and manufacturer of sluice/slide gates, butterfly valves, cone valves and actuation systems. GA is included in our results of operations from February 1, 2008.

The Zurn Acquisition

On February 7, 2007 we acquired Zurn from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $669.3 million. This acquisition created a new strategic water management platform for the Company. Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for plumbing fixtures and fittings. It designs and manufactures plumbing products used in commercial and industrial construction, renovation and facilities maintenance markets in North America and holds a leading market position across most of its businesses. Zurn is included in our results of operations from February 8, 2007.

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

Acquisition of Dalong Chain Company

On July 11, 2006, the Company acquired Dalong Chain Company (“Dalong”) located in China for $5.9 million, net of $0.4 million of cash acquired, plus the assumption of certain liabilities. The acquisition was financed primarily with on-hand cash and was accounted for using the purchase method of accounting.

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

Customers

Power Transmission Customers

Our PT components are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. With over 2,500 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. One of our PT industrial distributors, Motion Industries, Inc., accounted for approximately 8.1%, 10.7% and 11.8% of consolidated net sales during the years ended March 31, 2008, 2007 and 2006, respectively.

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

We market our PT products both to OEMs and directly to end users to cultivate an end-user preference for our PT products. We believe this customer preference is important in differentiating our PT products from our competitors’ products and preserves our ability to influence distributors to recommend Rexnord products to OEMs and end users. In some instances, we have established a relationship with the end user such that we, the end user, and the end user’s preferred distributor enter into a trilateral agreement whereby the distributor will purchase our PT products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from the trend towards rationalizing suppliers by industrial distributors.

Our PT products are moving, wearing components that are consumed in use and require regular replacement. This gives rise to an on-going aftermarket opportunity.

Water Management Customers

The majority of our WM products are branded under the Zurn tradename and distributed through independent sales representatives; wholesalers such as Ferguson, Hughes and Hajoca; home centers such as The Home Depot and Lowe’s; and industry-specific distributors in the food service, industrial, janitorial and sanitation industries. Ferguson is our largest WM customer, which represented approximately 6% of consolidated net sales during the year ended March 31, 2008. Sales to Ferguson did not represent a significant percentage of consolidated net sales in the fiscal year ended March 31, 2007 as Zurn was only included in our results of operations from February 7, 2007 through March 31, 2007.

Our independent sales representatives work with wholesalers to assess and meet the needs of building contractors. They also combine knowledge of Zurn’s products, installation and delivery with knowledge of the local markets to provide contractors with value added service. We use several hundred independent sales representatives nationwide, along with a network of approximately 70 third-party warehouses, to provide our customers with 24-hour service and quick response times.

Water and wastewater customers primarily consist of municipalities. These municipalities, as well as their general contractors, are the principal decision-makers. GA benefits from strong brand recognition in the industry, which is further bolstered by a strong customer propensity to replace “like-for-like” products.

In addition to our domestic WM manufacturing facilities, we have maintained a global network of independent sources that manufacture high quality, lower cost component parts for our commercial and institutional products. These sources fabricate parts to our specifications using our proprietary designs, which enables us to focus on product engineering, assembly, testing and quality control. By closely monitoring these sources and through extensive product testing, we are able to maintain product quality and be a cost competitive producer of commercial and institutional products.

Product Development

In both of our PT and WM platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the PT platform, we had 160 active U.S. patents and 854 foreign patents as of March 31, 2008. In addition, we thoroughly test our PT products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional PT solutions. In our WM platform, we had 49 and 25 active U.S. and foreign patents, respectively as of March 31, 2008. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn’s plumbing products are known in the industry for such innovation.

The majority of our new product development begins with discussions and feedback from our customers. We have a team of approximately 400 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. If the product engineers require additional support or specialty expertise, they can call upon additional engineers and resources from Rexnord Technical Services. Rexnord Technical Services is a group comprised of approximately 30 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.

Rexnord Business System (“RBS”)

The goal of RBS is to deliver the highest level of customer satisfaction through the elimination of unnecessary costs or waste from every business process. This operational excellence initiative has been and will continue to be implemented at all operating levels in order to reduce lead times and improve cash flow. RBS is based on three basic tenets: People, Plan and Process, and focuses on the development of industry-leading talent, a rigorous strategic planning process and deployment of a lean process necessary to achieve the strategic plan. Implementation of RBS is focused on accelerating growth, improving quality and delivery and reducing costs. RBS encompasses a lean enterprise strategy, the goals of which include improvement of inventory management, customer delivery, plant utilization and a lower cost structure. Within the RBS framework, we also acquire businesses that we believe can help us achieve the objectives described above, and believe that many acquisition opportunities remain available within our target markets. We will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and effectively integrated can affect our overall growth and operating results. We also continually assess the strategic fit of our existing businesses and may divest businesses that are not deemed to strategically fit with our ongoing operations or are not achieving the desired return on investment.

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

Backlog

Our backlog of unshipped PT orders was $438 million and $405 million at March 31, 2008 and 2007, respectively. Our backlog of unshipped WM orders was $103 million and $19 million at March 31, 2008 and 2007, respectively. The increase in the WM backlog is due to our acquisition of GA, which had a backlog of $81 million at March 31, 2008.

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

Demand for our WM products is primarily driven by non-residential construction activity, remodeling and home starts as well as water and waste water infrastructure expansion for municipal, industrial and hydropower applications. Accordingly, many external factors affect our WM business, including weather and the impact of the broader economy on our end markets. Weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.

Employees

As of March 31, 2008, we had approximately 7,400 employees, of whom approximately 5,300 were employed in the United States. Approximately 700 of our North American employees are represented by labor unions. The seven U.S. collective bargaining agreements to which we are a party will expire in August 2008, February

2009, December 2009, August 2010, September 2010, October 2010 and April 2012 respectively. Additionally, approximately 1,200 of our employees reside in Europe, where trade union membership is common. We believe we have a satisfactory relationship with our employees, including those represented by labor unions.

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

Some environmental laws and regulations, including the federal Superfund law, impose liability to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties, or PRPs, for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at several of our current or former facilities, and have been named as a PRP at several third party Superfund sites. See Item 8, Note 18 - Commitments and Contingencies for further discussion regarding our Downers Grove, Illinois facility and the Ellsworth Industrial Park Site. The discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of current reserves and/or available indemnification. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not applicable to operating facilities. We also may face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or ground water at our current or former facilities.

Certain WM subsidiaries are investigating and/or remediating known or potential contamination at a number of present and former operating or disposal sites, including closure or post-closure obligations under the Resource Conservation and Recovery Act, or RCRA, and have been named as PRPs at a number of sites under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA or comparable state statutes. The discovery of additional contamination or the imposition of more stringent cleanup requirements could require Zurn to make significant expenditures in excess of current reserves and/or available insurance coverage. Zurn also may face liability for alleged personal injury or property damage claims due to exposure to hazardous substances used or disposed of by Zurn, that may be contained within its current or former products, or that are present in the soil or ground water at its current or former facilities.

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

We are a highly leveraged company. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

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

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we will be more highly leveraged than some of our competitors which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

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

The demand in the water management industry is influenced by new construction activity, both residential and non-residential, and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, including the overall strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates and interest rates. Any declines in commercial, institutional or residential construction starts or demand for replacement building and home improvement products may adversely impact us and there can be no assurance that any such adverse effects would not be material and would not continue for a prolonged period of time.

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

In addition to our own direct sales force, we depend on the services of independent distributors to sell our PT products and provide service and aftermarket support to our customers. We rely on an extensive distribution network, with over 2,200 distributor locations nationwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the PT industry. Industrial distributors play a significant role in determining which of our PT products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitors’ products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a short notice period. The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially and adversely affect our business, financial condition or results of operations. Within WM, we depend on a network of several hundred independent sales representatives and approximately 70 third-party warehouses to distribute our products and are subject to similar risks.

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

Our operations and facilities are subject to extensive laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental, health and safety laws and regulations, or the interpretation or enforcement thereof become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Some environmental laws and regulations, including the federal Superfund law, impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties, or PRPs, for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at several of our current and former facilities and have been named as a PRP at several third party Superfund sites. The discovery of additional contamination at these sites or the imposition of more stringent cleanup requirements could require significant expenditures by us in excess of our current reserves. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not currently applicable to our operating facilities. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or groundwater at our current or former facilities. Significant costs could be incurred in connection with such liabilities.

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

Certain WM subsidiaries are investigating and remediating contamination at a number of present and former operating or disposal sites and have been named as PRPs at a number of Superfund sites pursuant to CERCLA or comparable state statutes. Actual costs to clean up these sites may exceed current estimates due to factors beyond Zurn’s control, such as the discovery of presently unknown environmental conditions, the imposition of more stringent cleanup standards, disputes with insurers or the insolvency of other responsible parties at the sites involved.

Certain subsidiaries are subject to numerous asbestos claims.

Certain subsidiaries are co-defendants in various lawsuits filed in a number of jurisdictions throughout the United States alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. In the event our insurance or indemnification coverage becomes insufficient to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have an adverse impact on our business, financial condition or results of operations.

Certain WM subsidiaries are subject to a number of class action claims.

Certain WM subsidiaries are defendants in a number of putative class action lawsuits pending in various U.S. federal courts. The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. We believe we have insurance coverage in excess of $100.0 million dollars, subject, however, to policy terms and conditions, and deductibles. While we intend to vigorously defend ourselves in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on us. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be fully covered by insurance. As a result of the preceding, there can be no assurance as to the long term effect this litigation will have on our business, financial condition or results of operations.

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

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our products’ processes. As we grow our businesses, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, our senior secured credit facilities, the indentures governing our senior notes and the indenture governing our senior subordinated notes contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected which, in turn, could reduce our sales and profitability.

We rely on intellectual property that may be misappropriated or subject to claims of infringement.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved or that others will not infringe on or challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected which could materially and adversely affect our business, financial condition or results of operations. In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products, such as flattop chain. An adverse ruling in any such litigation could have a material and adverse affect on our business, financial condition or results of operations.

We could face potential product liability claims relating to products we manufacture or distribute.

We may be subject to additional product liability claims in the event that the use of our products, or the exposure to our products or their raw materials is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material and adverse effect on our business, financial condition or results of operations. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products which could materially and adversely affect our business, financial condition or results of operations.

We, our customers and our shippers have unionized employees that may stage work stoppages which could seriously impact the profitability of our business.

As of March 31, 2008, we had approximately 7,400 employees, of whom approximately 5,300 were employed in the United States. Approximately 700 of our North American employees are represented by labor unions. The seven U.S. collective bargaining agreements to which we are a party will expire in August 2008, February 2009, December 2009, August 2010, September 2010, October 2010 and April 2012, respectively. Additionally, approximately 1,200 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently satisfactory, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future we could experience a significant disruption of our operations which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could materially and adversely affect our business, financial condition or results of operations. In addition, if a greater percentage of our workforce becomes unionized, our business, financial condition or results of operations could be materially and adversely affected. Many of our direct and indirect customers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the International Brotherhood of Teamsters or Teamsters Union. Any interruption in the delivery of our products could reduce demand for our products and could have a material and adverse effect on our business, financial condition or results of operations.

We could incur substantial business interruptions as the result of an expansion of our People Soft platform.

We expect to continue an expansion of our People Soft platform during fiscal 2009 and 2010, utilizing a phased approach. This system expansion will affect certain domestic PT business units, replacing existing order entry, shipping and billing systems. By expanding our PeopleSoft platform, we believe that we will be able to standardize and upgrade certain business processes with a single platform that will integrate with our existing financial systems. However, if this expansion is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions which could have a significant impact on our financial performance.

We may be unable to successfully realize all of the intended benefits from our past acquisitions, and we may be unable to identify or realize the intended benefits of other potential acquisition candidates.

We may be unable to realize all of the intended benefits of our recent acquisitions. As part of our business strategy, we will also evaluate other potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business, financial condition or results of operations.

Our future required cash contributions to our pension plans may increase.

Recent legislative changes have reformed funding requirements for underfunded pension plans. The revised statutes, among other things, increases the percentage funding target from 90% to 100% and requires the use of a more current mortality table in the calculation of minimum yearly funding requirements. Our future required cash contributions to our U.S. defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. In addition, if the performance of assets in our pension plans does not meet our expectations, if the Pension Benefit Guaranty Corporation, or PBGC, requires additional contributions to such plans as a result of the recent acquisitions, or if other actuarial assumptions are modified, our future required cash contributions could increase. Any such increases could have a material and adverse effect on our business, financial condition or results of operations.

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

Our historical financial information is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with the GA, Zurn, Apollo and Falk acquisitions and due to the different basis of accounting used by the Company prior to the Apollo acquisition.

It may be difficult for you to compare both our historical and future results. These acquisitions were accounted for utilizing the purchase method of accounting, which resulted in a new valuation for the assets and liabilities to their fair values. This new basis of accounting began on the date of the consummation of each transaction. Also, until our purchase price allocations are finalized for an acquisition (generally less than one year after the acquisition date), our allocation of the excess purchase price over the book value of the net assets acquired is considered preliminary and subject to future adjustment.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Within PT we have 28 manufacturing and four repair facilities, 22 of which are located in North America, five in Europe, one in Australia, one in South America and three in Asia. With the exception of one plant located in Downers Grove, Illinois, each of our facilities is dedicated to the manufacture of a single product line. All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.

We own and lease our PT facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal PT manufacturing and repair facilities:

Facility Location	Product/Use	Size (square feet)	Owned Leased
North America

Atlanta, GA	Warehouse	40,000	Leased
Auburn, AL	Coupling	130,000	Leased
Bridgeport, CT	Special Components	31,000	Owned
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Deer Park, TX	Gear Repair	31,000	Leased
Downers Grove, IL	Industrial Bearings and Aerospace	248,000	Owned
Grafton, WI	Flattop	95,000	Owned
Grove City, OH	Warehouse	73,000	Leased
Horsham, PA	Gear	80,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	54,000	Leased
East Rockaway, NY (2)	Special Components	20,000/20,000	Owned/Leased
Milwaukee, WI	Gear	1,100,000	Owned
New Berlin, WI	Gear Repair	44,000	Leased
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	75,000	Leased
Simi Valley, CA	Aerospace	37,000	Leased
Stuarts Draft, VA	Gear	93,000	Owned
Toronto, Canada	Gear Repair	30,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned
Wheeling, IL	Aerospace	83,000	Owned

Europe

Betzdorf, Germany	Industrial Chain	179,000	Owned
Corregio, Italy	Flattop	79,000	Owned
Dortmund, Germany	Coupling	36,000	Owned
Gravenzande, Netherlands	Flattop	117,000	Leased
Hamelin, Germany	Gear	374,000	Leased

South America

Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned

Australia

Newcastle, Australia	Gear	43,000	Owned

Asia

Changzhou, China	Gear	206,000	Owned
Shanghai, China	Gear	40,000	Leased
Shanghai, China	Industrial Chain	161,000	Leased

We have 21 WM facilities principally located in the U.S. and Canada, as set forth below:

Facility Location	Product/Use	Size (square fee)	Owned Leased
Canada

Mississauga, Ontario	Manufacturing/Warehouse	27,878	Leased

United States

Abilene, Texas	Commercial Brass	176,650	Owned
Bensalem, Pennsylvania	Warehouse	40,000	Leased
Commerce, Texas	PEX	175,000	Owned
Cranberry TWP., Pennsylvania	Water and Wastewater	57,000	Owned
Dallas, Texas	Warehouse	55,020	Leased
Elkhart, Indiana	PEX	110,000	Owned
Erie, Pennsylvania	Specification Drainage	210,562	Leased
Erie, Pennsylvania	Specification Drainage	110,000	Owned
Falconer, New York	Specification Drainage	151,520	Leased
Fresno, California	Warehouse	50,000	Leased
Gardena, California	Warehouse	73,987	Owned
Harborcreek, Pennsylvania	Specification Drainage	100,000	Leased
Hayward, California	Warehouse	23,640	Leased
Mars, Pennsylvania	Water and Wastewater	65,000	Owned
Norcross, Georgia	Warehouse	96,000	Leased
Northwood, Ohio	Warehouse	17,920	Leased
Orange, Massachusetts	Water and Wastewater	250,000	Owned
Paso Robles, California	Water Control	158,000	Owned
Sacramento, California	Warehouse	16,000	Leased
Sanford, North Carolina	Commercial Brass	78,000	Owned

In addition, we lease sales office space in Taipei, R.O.C. and an engineering and sourcing center in Zhuhai, China. We also currently lease approximately 15,134 square feet of office space that had previously been the Jacuzzi Brands, Inc. corporate headquarters in West Palm Beach, Florida.

We believe our PT and WM properties are sufficient for our current and future needs.

ITEM 3. LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Note 18 - Commitments and Contingencies to the consolidated financial statements contained in Part II, Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

No established public trading market for RBS Global, Inc. common stock or Rexnord LLC membership units currently exists.

Holders

As of May 23, 2008, the common stock of RBS Global, Inc. was wholly owned by our indirect parent company Rexnord Holdings. RBS Global, Inc. is the sole member of Rexnord LLC.

Dividends

RBS Global, Inc. and Rexnord LLC did not pay dividends during the years ended March 31, 2008, 2007 and 2006 on their common stock or membership interests, and it is our current policy to retain earnings to repay debt and finance our operations. In addition, our senior credit facility and outstanding notes significantly restrict the payment of dividends on our common stock and membership interests.

Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to our securities authorized for issuance under equity compensation plans is contained in Note 14 – Stock Options to the consolidated financial statements contained in Part II, Item 8 of this report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

No securities were sold during the fourth quarter ended March 31, 2008.

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

			Predecessor (4)
(dollars in millions)	Year Ended March 31, 2008 (1)	Period from July 22, 2006 through March 31, 2007 (2)	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006 (3)	Year Ended March 31, 2005	Year Ended March 31, 2004
Statement of Operations:
Net Sales	$1,853.5	$921.5	$334.2	$1,081.4	$811.0	$712.8
Cost of Sales (5)	1,250.4	628.2	237.7	742.3	555.8	485.4

Gross Profit	603.1	293.3	96.5	339.1	255.2	227.4
Selling, General and Administrative Expenses	312.2	159.3	63.1	187.8	153.6	148.1
Restructuring and Other Similar Costs	—	—	—	31.1	7.3	2.6
Curtailment Gain	—	—	—	—	—	(6.6)
Loss on Divestiture	11.2	—	—	—	—	—
Gain on Canal Street Accident, net	(29.2)	(6.0)	—	—	—	—
Transaction-Related Costs	—	—	62.7	—	—	—
Amortization of Intangible Assets	49.9	26.9	5.0	15.7	13.8	13.9

Income (Loss) from Operations	259.0	113.1	(34.3)	104.5	80.5	69.4
Non-Operating Income (Expense):
Interest Expense, net	(191.8)	(105.0)	(21.0)	(61.5)	(44.0)	(45.4)
Other Income (Expense), net	(5.3)	5.7	(0.4)	(3.8)	(0.7)	(1.1)

Income (Loss) Before Income Taxes	61.9	13.8	(55.7)	39.2	35.8	22.9
Provision (Benefit) for Income Taxes	21.0	10.9	(16.1)	16.3	14.2	8.7

Net Income (Loss)	$40.9	$2.9	$(39.6)	$22.9	$21.6	$14.2

Other Data:
EBITDA (6)	$357.8	$181.8	$(15.7)	$159.4	$125.2	$113.7
Net Cash Provided By (Used for):
Operating Activities	232.8	62.7	(4.4)	91.9	67.4	45.0
Investing Activities	(121.6)	(1,925.5)	(15.7)	(336.1)	(19.3)	(30.7)
Financing Activities	(28.0)	1,907.6	8.2	240.6	(42.0)	(31.2)
Depreciation and Amortization of Intangible Assets	104.1	63.0	19.0	58.7	45.4	45.4
Capital Expenditures	54.9	28.0	11.7	37.1	25.7	22.1

			Predecessor (4)
	March 31,
(dollars in millions)	2008 (1)	2007 (2)	2006 (3)	2005	2004
Balance Sheet Data:
Cash	$141.9	$56.1	$22.5	$26.3	$21.8
Working Capital (7)	436.6	371.6	159.2	118.9	117.6
Total Assets	3,805.2	3,773.2	1,608.1	1,277.4	1,299.1
Total Debt (8)	2,024.5	2,046.9	753.7	506.7	550.8
Stockholders’ Equity	744.6	699.6	441.1	424.7	399.1

(1)	Consolidated financial data as of and for the year ended March 31, 2008 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the GA acquisition on January 31, 2008. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the GA acquisition.
(2)	Consolidated financial data as of March 31, 2007 and for the period from July 22, 2006 through March 31, 2007 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Zurn acquisition on February 7, 2007. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of both the Apollo and Zurn acquisitions.
(3)	Consolidated financial data as of and for the year ended March 31, 2006 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Falk acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Falk acquisition.

(4)	Consolidated financial data for all periods subsequent to July 21, 2006 (the date of the Apollo acquisition) reflects the fair value of assets acquired and liabilities assumed as a result of that transaction. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Apollo acquisition.
(5)	Due to rising raw material costs and changes to manufacturing processes in fiscal 2005, the Company re-evaluated its process for capitalizing overhead costs into inventory. As a result, the Company revised certain estimates related to the capitalization of overhead variances which reduced cost of sales by $7.0 million in fiscal 2005.
(6)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is presented because management believes it is an important supplemental measure of performance and it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. Because EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. A reconciliation of net income (loss) to EBITDA is as follows:

			Predecessor (4)
(dollars in millions)	Year Ended March 31, 2008 (1)	Period from July 22, 2006 through March 31, 2007 (2)	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006 (3)	Year Ended March 31, 2005	Year Ended March 31, 2004
Net Income (Loss)	$40.9	$2.9	$(39.6)	$22.9	$21.6	$14.2
Interest Expense, net	191.8	105.0	21.0	61.5	44.0	45.4
Provision (Benefit) for Income Taxes	21.0	10.9	(16.1)	16.3	14.2	8.7
Depreciation and Amortization	104.1	63.0	19.0	58.7	45.4	45.4

EBITDA	$357.8	$181.8	$(15.7)	$159.4	$125.2	$113.7

EBITDA for the fiscal year ended March 31, 2008 includes a $29.2 million gain on Canal Street accident which includes $11.0 million of business interruption proceeds, Loss on divestiture of $11.2 million, stock based compensation expense of $7.4 million, an inventory fair valuation charge of $20.0 million related to the Zurn and GA transactions, other expenses of $5.3 million and a $9.5 million “last-in, first-out,” or LIFO, benefit. EBITDA for the fiscal period from July 22, 2006 through March 31, 2007 includes a $6.0 million gain on Canal Street accident which includes $10.0 million of business interruption proceeds, stock based compensation expense of $5.1 million, inventory fair valuation charge of $25.0 million related to the Apollo and Zurn transactions, a benefit of $2.3 million due to a reserve adjustment related to the predecessor, other income of $5.7 million and a $20.0 million LIFO benefit. EBITDA for the fiscal period from April 1, 2006 through July 21, 2006 includes $62.7 million of transaction related costs, a charge of $2.3 million dollars due to a reserve adjustment related to the predecessor, other expense of $0.4 million and a $1.2 million LIFO charge. EBITDA for the fiscal year ended March 31, 2006 includes $31.1 million of restructuring charges, a $0.7 million charge to write-off excess and obsolete inventory related to certain consolidation and integration activities, other expenses of $3.8 million and a $3.0 million LIFO charge. EBITDA for the fiscal year ended March 31, 2005 includes $7.3 million of restructuring charges, a $1.6 million charge related to the write-off of excess and obsolete inventory that was on-hand on the date that the Carlyle Acquisition was consummated for which no reserves were established in purchase accounting, other expenses of $0.7 million and a $2.0 million LIFO charge. EBITDA for the fiscal year ended March 31, 2004 includes $2.6 million of restructuring charges, a $6.6 million curtailment gain related to our pension and postretirement plans, other expenses of $1.1 million and a $0.4 million LIFO benefit.

(7)	Represents total current assets less total current liabilities.
(8)	Total debt represents long-term debt plus the current portion of long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition covers periods prior to the consummation of the GA, Zurn and Apollo acquisitions. Our financial performance includes: (i) GA from February 1, 2008 through March 31, 2008; (ii) Zurn from February 8, 2007 through March 31, 2008 and (iii) the impact of the Apollo transaction from July 22, 2006 through March 31, 2008. Accordingly, the discussion and analysis of historical periods does not fully reflect the significant impact that the GA, Zurn and Apollo transactions have, and will have on us, including significantly increased liquidity requirements. You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2008, or fiscal 2008, means the period from April 1, 2007 to March 31, 2008.

General

We believe we are a leading diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. Our business is comprised of two strategic platforms: (i) Power Transmission (“PT”) and (ii) Water Management (“WM”). We believe that we have the broadest portfolio of highly engineered, mission and project critical PT products in the industrial and aerospace end markets, including gears, couplings, industrial bearings, flattop, aerospace bearings and seals, special components and industrial chain. Our PT products are used in the plants and equipment of companies in diverse end-market industries, including aerospace, cement and aggregates, construction, energy, food and beverages and forest and wood products. Our PT products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of PT products consisting primarily of components that are consumed in use and that have a predictable replacement cycle. Our WM platform is a leader in the multi-billion dollar, specification-driven, non-residential construction market for water management products, and, with the recent acquisition of GA, we have gained entry into the municipal water and wastewater treatment markets. Although our results of operations are dependent on general economic conditions, our significant installed base generates aftermarket sales that partially mitigate the impact of economic downturns on our results of operations. Due to the similarity of our products, historically we have not experienced significant changes in gross margins due to changes in sales product mix or sales channel mix.

The Sale of Rexnord SAS

On March 28, 2008, the Company sold a French subsidiary, Rexnord SAS, to members of that company’s local management team for €1 (one Euro), subject to a customary post-close working capital adjustment. Rexnord SAS was a wholly owned subsidiary located in Raon, France with approximately 140 employees. This entity occupied a 217,000 square foot manufacturing facility that supported portions of the Company’s European PT business. In connection with the sale, the Company recorded a pretax loss on divestiture of approximately $11.2 million (including transaction costs), which was recognized in the Company’s fourth quarter of the year ended March 31, 2008. Also as part of the transaction, the Company signed a supplemental commercial agreement defining the prospective commercial relationship between the Company and the divested entity (“PTP Industry”). Through this agreement, the Company will retain its direct access to key regional distributors and in return has agreed to purchase from PTP Industry certain locally manufactured coupling product lines and components to serve its local customer base. The divestiture is not expected to have a material impact on the Company’s overall capabilities or results of operations.

The GA Acquisition

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our WM platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA Industries, Inc. is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary at the time of closing, is a leader in the design and manufacturer of butterfly valves, sluice/slide gates, cone valves and actuation systems. The Company’s results and financial statements for the fiscal year ended March 31, 2008, include GA for the period from February 1, 2008 through March 31, 2008.

The Zurn Acquisition

On February 7, 2007, we acquired Zurn from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (including a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities. This acquisition created a new strategic water management platform for the Company. Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for plumbing fixtures and fittings. It designs and manufactures plumbing products used in commercial and industrial construction, renovation and facilities maintenance markets in North America and holds a leading market position across most of its businesses. The Company’s results and financial statements for the fiscal year ended March 31, 2007 include Zurn for the period from February 8, 2007 through March 31, 2007.

The Apollo Acquisition and Related Financing

On July 21, 2006, certain affiliates of Apollo and management purchased the Company from The Carlyle Group for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility) and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from its then existing shareholders for $1,018.4 million, including transaction costs; (ii) repay all outstanding borrowings under our previously existing Credit Agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of our $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

The Falk Acquisition

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 million purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. The acquisition of Falk was funded by a $312.0 million term loan and was accounted for using the purchase method of accounting. During fiscal 2006, the allocation of the Falk purchase price to identifiable assets acquired and liabilities assumed resulted in the recording of $95.3 million of goodwill.

Canal Street Facility Accident and Recovery

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings and employed approximately 750 associates prior to the accident. The accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident. As of the end of the second quarter of fiscal 2008, production at the Canal Street facility had returned to pre-accident levels. Throughout the year ended March 31, 2008, approximately $11.2 million of capital expenditures have been made in connection with the reconstruction of the facility. The reconstruction efforts were substantially complete as of March 31, 2008.

The Company has substantial property, casualty, liability, workers’ compensation and business interruption (“BI”) insurance. The property, casualty and BI insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. In addition to its insurance deductibles, the Company has and may continue to incur certain other incremental and non-reimbursable out-of-pocket expenses as a result of the explosion. For the period from December 6, 2006 (the date of loss) through March 31, 2008, the Company has recorded recoveries from its insurance carriers totaling $71.4 million, of which $50.4 million has been allocated to recoveries under property and casualty insurance policies and $21.0 million of which has been allocated to recoveries under BI insurance policies.

On December 5, 2007, the Company finalized its property, casualty and BI claims with its property insurance carrier. Accordingly, no additional insurance proceeds related to such property, casualty and BI coverage are expected in future periods. As of March 31, 2008, the Company and its insurance carrier continue to manage ongoing general liability and workers’ compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred. Further, management does not believe that there will be any long-term negative implications to the Company’s gear product line as a result of the accident nor does it expect to experience any material adverse impact to liquidity, cash or its leverage profile as a result of the accident.

For the year ended March 31, 2008, the period from December 6, 2006 through March 31, 2007 and the accident to-date period from December 6, 2006 through March 31, 2008, the Company has recorded the following (gains)/losses related to this incident (in millions):

			Accident to-date
	Year Ended March 31, 2008	Period from December 6, 2006 through March 31, 2007	Period from December 6, 2006 through March 31, 2008
Insurance deductibles	$—	$1.0	$1.0
Professional services	(0.1)	1.8	1.7
Clean-up and restoration expenses	5.0	18.3	23.3
Non-cash asset impairments:
Inventories	0.3	7.1	7.4
Property, plant and equipment, net	—	2.6	2.6
Other	—	0.2	0.2

Subtotal prior to property and casualty insurance recoveries	5.2	31.0	36.2
Less property and casualty insurance recoveries	(23.4)	(27.0)	(50.4)

Subtotal prior to business interruption insurance recoveries	(18.2)	4.0	(14.2)
Less business interruption insurance recoveries	(11.0)	(10.0)	(21.0)

Gain on Canal Street facility accident, net	$(29.2)	$(6.0)	$(35.2)

Summary of total insurance recoveries:
Total property, casualty and business interruption insurance recoveries	$34.4	$37.0	$71.4

Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has eight anti-dumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for the calendar years 2007 and 2006 and prior, the Company received $1.4 million and $8.8 million, its pro rata share of the total CDSOA distribution, during the year ended March 31, 2008 and the period from July 22, 2006 through March 31, 2007, respectively, which is included in other income (expense), net on the consolidated statement of operations.

In February 2006, U.S. legislation was enacted that ends CDSOA distributions for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company may receive some additional distributions; however, because of pending cases, 2006 legislation, and the administrative operation of law, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any.

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

The largest component of our cost of sales is cost of materials, which represented approximately 38% of net sales in fiscal 2008. The principal materials used in our PT manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within WM, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.

The next largest component of our cost of sales is direct and indirect labor, which represented approximately 16% of net sales in fiscal 2008. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends.

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

Revenue recognition. Sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. Because we enter into sales rebate programs with some of our customers, which require us to make rebate payments to them from time to time, we estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns. These rebates are primarily volume-based and are estimated based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. The value of returned goods during fiscal 2008, 2007 and 2006 was less than 1.3% of net sales in each such year. Other than our standard product warranty, there are no post-shipment obligations.

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

In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $8.4 million, $4.9 million, and $4.9 million during fiscal 2008, 2007 and 2006, respectively.

Impairment of intangible assets and tangible fixed assets. Our intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. Tangible fixed assets are depreciated to their residual values on a straight-line basis over their estimated useful lives as follows:

Land	No depreciation
Buildings and improvements	10 to 30 years
Machinery and equipment	5 to 10 years
Computer hardware and software	3 to 5 years

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

Our recorded goodwill is not amortized but is tested annually for impairment using a discounted cash flow analysis. As of March 31, 2008, there was no impairment recorded for any reporting unit.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $49.6 million in the each of the next three fiscal years, $49.5 million in fiscal 2012 and $48.8 million in the fiscal 2013.

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

Future changes in the assumptions underlying our pension valuations, including those that arise as a result of declines in equity markets and interest rates, could result in reductions in pension income which could negatively affect our consolidated results of operations in future periods.

As of March 31, 2008, we had pension plans with a combined projected benefit obligation of $617.5 million compared to plan assets of $647.1 million. While our combined domestic pension plans are over-funded, approximately $49.4 million of the above projected benefit obligation is from plans of our German subsidiaries where such plans are typically not funded.

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

Income taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we have provided for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses, tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against substantially all of our deferred tax assets relating to foreign loss carryforwards and a partial valuation allowance against our deferred tax assets relating to certain state net operating loss and foreign tax credit carryforwards.

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

Environmental Liabilities. We accrue an estimated liability for each environmental matter when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We presume that a matter is probable of an unfavorable outcome if (a) litigation has commenced or a claim has been asserted or if commencement of litigation or assertion of a claim is probable and (b) if we are somehow associated with the site. In addition, if the reporting entity has been named as a Potentially Responsible Party (“PRP”) an unfavorable outcome is presumed.

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

Asbestos Claims and Insurance for Asbestos Claims. As noted in Item 8, Note 18 - Commitments and Contingencies of Notes to the Consolidated Financial Statements, of this Annual Report on Form 10-K, certain WM subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.

The present estimate of our asbestos liability assumes (i) our continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against Zurn will decline modestly through the next ten years; (iii) the values by disease will remain consistent with past experience and (iv) our insurers will continue to pay defense costs without eroding the coverage amounts of our insurance policies. Our potential asbestos liability could be adversely affected by changes in law and other factors beyond our control. Further, while our current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time period and such liability could be substantial.

We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2008 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.

Results of Operations

	Fiscal Year 2008	Fiscal Year 2007			Fiscal Year 2006
		Combined	Successor	Predecessor	Predecessor
	Period from April 1, 2007 through March 31, 2008	Period from April 1, 2006 through March 31, 2007	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Period from April 1, 2005 through March 31, 2006
Net sales	$1,853.5	$1,255.7	921.5	$334.2	$1,081.4
Cost of sales	1,250.4	865.9	628.2	237.7	742.3

Gross profit	603.1	389.8	293.3	96.5	339.1
% of net sales	32.5%	31.0%	31.8%	28.9%	31.4%
Selling, general and administrative expenses	312.2	222.4	159.3	63.1	187.8
Restructuring and other similar costs	—	—	—	—	31.1
Gain on Canal Street accident, net	(29.2)	(6.0)	(6.0)	—	—
Loss on divestitures	11.2		—	—	—
Transaction-related costs	—	62.7	—	62.7	—
Amortization of intangible assets	49.9	31.9	26.9	5.0	15.7

Income (loss) from operations	259.0	78.8	113.1	(34.3)	104.5
% of net sales	14.0%	6.3%	12.3%	-10.3%	9.7%
Non-operating income (expense):
Interest expense, net	(191.8)	(126.0)	(105.0)	(21.0)	(61.5)
Other (expense) income, net	(5.3)	5.3	5.7	(0.4)	(3.8)

Income (loss) before income taxes	61.9	(41.9)	13.8	(55.7)	39.2
Provision (benefit) for income taxes	21.0	(5.2)	10.9	(16.1)	16.3

Net income (loss)	$40.9	$(36.7)	2.9	$(39.6)	$22.9

Year Ended March 31, 2008 Compared with the Year Ended March 31, 2007

Net Sales. Net sales in fiscal 2008 were $1,853.5 million, an increase of $597.8 million or 47.6%, from fiscal 2007 net sales of $1,255.7 million. This year over year sales growth was primarily the result of both the Zurn acquisition as well as strong organic growth within the PT segment and the recovery from the Canal Street accident. The majority of the sales growth was driven by acquisitions (Zurn and GA) which accounts for $441.7 million of the year over year increase. PT sales in fiscal 2008 also grew $156.1 million or 13.2% versus last fiscal year. The PT sales growth was largely driven by strength in our industrial products end markets of mining, energy, aggregates, aerospace and cement as well as the recovery of our Canal Street facility. It is estimated that sales from our Canal Street facility were adversely impacted by approximately $4.5 to $6.5 million in fiscal 2008 and by $37.0 to $46.0 million in fiscal 2007 as a result of the explosion. Foreign currency fluctuations also favorably impacted PT sales by approximately $40.0 million during fiscal 2008 as the Euro, and other currencies, strengthened against the U.S. dollar compared to the prior period.

Cost of Sales. Cost of sales in fiscal 2008 was $1,250.4 million, an increase of $384.5 million or 44.4%, from fiscal 2007 cost of sales of $865.9 million. The majority of the increase was directly attributable to acquisitions (Zurn and GA), which accounted for $284.2 million of the year over year increase. PT cost of sales increased $100.3 million or 12.2%, which was due primarily to the higher net sales between periods. Additional items unfavorably impacting PT cost of sales in fiscal 2008 relative to fiscal 2007 included: (i) a $2.8 million reduction in a net benefit recorded as a result of a change in the Company’s vacation policy in fiscal 2007; (ii) $2.7 of severance recorded in connection with an organizational re-alignment within the PT segment and (iii) a $2.1 million charge to increase certain risk reserves (primarily workers compensation) to include a loss development factor. Partially offsetting these unfavorable items in fiscal 2008 was a $3.9 million curtailment gain related to our PT retiree medical plan.

Gross Profit. Gross profit grew $213.3 million, or 54.7% in fiscal 2008 to $603.1 million, from $389.8 million in fiscal 2007. The majority of the increase is directly related to our acquisitions of Zurn and GA which accounted for $157.5 million of the year over year increase. Fiscal 2008 PT gross profit increased $55.8 million, or 15.3% compared to fiscal 2007, which was driven largely by the higher net sales discussed above. As a percent of net sales, consolidated gross profit margins in fiscal 2008 expanded 150 basis points to 32.5% compared to 31.0% in fiscal 2007. The gross margin expansion was primarily attributable to the inclusion of Zurn’s stronger relative margins for a full twelve months in fiscal 2008 (vs. 1.7 months in fiscal 2007) as well as additional cost reductions and productivity. Items adversely impacting the year over year gross margin expansion include the net unfavorable cost of sales items mentioned in the preceding paragraph.

Loss on Divestiture. On March 28, 2008, the Company sold a French subsidiary, Rexnord SAS, to members of that company’s local management team for a loss of $11.2 million. This loss includes a $10.3 loss on disposal of net assets and $0.9 million of transactional costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A was $312.2 million in fiscal 2008, an increase of $89.8 million, or 40.4%, over fiscal 2007 SG&A expenses of $222.4 million. Of the $89.8 million SG&A increase, $78.9 million is attributable to the Zurn and GA acquisitions. The key drivers contributing to the remaining $10.9 million year over year increase include: (i) a $2.5 million reduction of a net benefit recorded as a result of a change in the Company’s vacation policy in fiscal 2007; (ii) $2.3 million of higher stock option expense and (iii) $1.7 million of incremental severance costs related to an organization re-alignment within the PT segment. As a percentage of net sales, consolidated SG&A decreased to 16.8% in fiscal 2008 versus 17.7% in fiscal 2007. The 90 basis point decrease in SG&A as a percent of sales in fiscal 2008 is primarily the result of improved fixed cost leverage recognized on higher sales year over year.

Gain on Canal Street Facility Accident, net. We recorded a gain of $29.2 million in fiscal 2008 as a result of the accident at our Canal Street facility on December 6, 2006. The gain recognized in the consolidated statement of operations in fiscal 2008 is a result of recording $5.2 million of clean-up and restoration expenses, professional services and inventory write-offs offset by $34.4 million of insurance recoveries. In fiscal 2007, we recorded a gain of $6.0 million as a result of the accident at our Canal Street facility. This gain was a result of recording expenses and asset impairments related to the accident, offset by cash advances from our insurance carriers totaling $37.0 million. The net impact on operations recorded as a result of the receipt of the insurance proceeds and the incurrence of expenses, impairment of assets and clean-up and restoration costs resulted in a $6.0 million gain recognized in the consolidated statement of operations in fiscal 2007. As of December 29, 2007 the Company had finalized its accounting for this event and as a result does not expect to incur any future gains or losses.

Transaction-Related Costs. There have been no transaction costs recorded in fiscal 2008. We expensed $62.7 million of Apollo transaction-related costs in fiscal 2007. These costs consisted of (i) $19.1 million of seller-related expenses, including investment banking fees, outside attorney fees, and other third-party fees; (ii) $23.1 million of bond tender premium related to the $225.0 million of senior subordinated notes, substantially all of which were repurchased in connection with the Merger; and (iii) a non-cash charge of $20.5 million to write-off the remaining net book value of previously-capitalized financing fees related to the term loans and senior subordinated notes that we repaid/repurchased in connection with the Merger.

Amortization of Intangible Assets. We amortize the cost of our intangible assets which primarily include patents and customer relationships (including distribution networks). Amortization of these intangible assets amounted to $49.9 million in fiscal 2008 and $31.9 million in fiscal 2007. The increase between years is due to the amortization of intangible assets resulting from the Apollo, Zurn and GA acquisitions.

Interest Expense, net. Interest expense, net was $191.8 million in fiscal 2008 compared to $126.0 million in fiscal 2007. As a result of the Merger on July 21, 2006 and the acquisition of Zurn on February 7, 2007, we have increased our overall indebtedness, and a larger portion of that debt consists of senior notes which have higher interest rates than our term loans.

Other (Expense) Income, net. Other expense, net was $5.3 million for fiscal 2008 and included $5.1 million of foreign currency transaction losses, $3.0 million management fee expense and $0.3 million of losses on the sale of property, plant and equipment offset by a $1.4 million of CDSOA recovery, $1.1 million of earnings in unconsolidated affiliates and $0.6 million of other income. Other income, net for fiscal 2007 was $5.3 million and included $1.4 million of foreign currency transaction losses, $2.0 million of management fee expenses, and $0.1 million of other expenses offset by an $8.8 million CDSOA recovery.

Provision (Benefit) for Income Taxes. The income tax provision in fiscal 2008 was $21.0 million or an effective tax rate of 33.9%. The provision recorded is lower than the statutory rate primarily as a result of the income tax benefit associated with the loss on divestiture. The fiscal 2007 income tax benefit was $5.2 million or an effective tax rate benefit of 12.4%. The benefit recorded is lower than the statutory rate primarily as a result of certain transaction and merger related expenses being deemed non-deductible for federal and state income tax purposes. See Note 16 of the consolidated financial statements for more information on income taxes.

Net Income (Loss). The net income recorded in fiscal 2008 was $40.9 million as compared to $36.7 million of net loss in the prior year due to the factors described above.

Year Ended March 31, 2007 Compared with the Year Ended March 31, 2006

Net Sales. Net sales in fiscal 2007 were $1,255.7 million, an increase of $174.3 million, or 16.1%, from fiscal 2006 net sales of $1,081.4 million. Approximately $25.2 million of the year over year increase was due to the inclusion of the Falk acquisition for all of fiscal 2007 compared to approximately 10.5 months in fiscal 2006. Additionally, the Zurn acquisition added $69.5 million of sales from the date of acquisition through March 31, 2007. The remaining sales increase of $79.6 million was driven primarily by strength in our power transmission products end markets of mining, energy, aerospace and cement. Foreign currency fluctuations favorably impacted sales by approximately $18.8 million during fiscal 2007, as the Euro and Canadian Dollar strengthened against the U.S. Dollar. The Canal Street accident affected production and shipments from the Canal Street facility, creating a business interruption that we estimate adversely impacted sales in fiscal 2007 by approximately $37.0 to $46.0 million.

Cost of Sales. Cost of sales in fiscal 2007 were $865.9 million, an increase of $123.6 million, or 16.7% from fiscal 2006 cost of sales of $742.3 million. Approximately $9.8 million of the year over year increase was due to the inclusion of the Falk acquisition for all of fiscal 2007 compared to approximately 10.5 months in fiscal 2006. Additionally, the Zurn acquisition added $45.1 million of costs from February 7, 2007 through March 31, 2007. Cost of sales in fiscal 2007 includes $25.0 million of incremental unfavorable expenses from selling inventories that were adjusted to fair value in purchase accounting as a result of the Apollo and Zurn acquisitions, partially offset by $18.8 million of LIFO income recorded in fiscal 2007. The remaining cost of sales increase of $62.5 million, or 8.4% from fiscal 2006 is primarily attributable to our year over year organic sales growth.

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

Selling, General and Administrative Expenses. (“SG&A”). SG&A expenses increased by $34.6 million, or 18.4%, in fiscal 2007 to $222.4 million as compared to $187.8 million in fiscal 2006. As a percentage of net sales, SG&A expenses grew to 17.7% in fiscal 2007 compared to 17.4% in fiscal 2006. The increase in SG&A expenses as a percent of sales is due primarily to the impact of the Canal Street accident and resulting lower sales in fiscal 2007 as a result of the business interruption. In SG&A dollars, the Zurn and Falk acquisitions account for approximately $15.0 million of the year-over-year increase in SG&A expense. Excluding acquisitions, SG&A increased as a result of the following: higher stock option expense of $5.1 million due to the adoption of SFAS No. 123R, $5.3 million of higher depreciation expense and $2.8 million of unfavorable currency impact due to the strengthening of the Euro and Canadian Dollar. The remaining increase in SG&A was driven by higher compensation costs as compared to the prior year, offset by a one-time $3.1 million benefit recorded in fiscal 2007 as a result of the change in the Company’s vacation policy.

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

Gain on Canal Street accident, net. We recorded a gain of $6.0 million for fiscal year 2007 as a result of the accident at our Canal Street facility on December 6, 2006. The gain is a result of recording expenses and asset impairments related to the accident, offset by cash advances from our insurance carriers totaling $37.0 million. The net impact on operations recorded as a result of the receipt of the insurance proceeds and the incurrence of expenses, impairment of assets and clean-up and restoration costs results in a $6.0 million gain recognized in the consolidated statement of operations in fiscal 2007.

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

Other Income (Expense), net. Other income, net was $5.3 million for fiscal 2007 and includes $1.4 million of foreign currency transaction losses, $2.0 million of management fee expenses, and $0.1 million of other expenses, offset by an $8.8 million CDSOA recovery. Other expense, net for fiscal 2006 was $3.8 million and consists of management fees of $2.0 million, attorney fees related to the refinancing of our credit agreement of $1.0 million, losses on the sale of property, plant and equipment of $0.4 million and foreign currency transaction losses of $0.4 million.

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

Liquidity and Capital Resources

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our $150 million revolving credit facility and our $100.0 million accounts receivable securitization program. As of March 31, 2008, we had $141.9 million of cash and approximately $219.0 million of additional borrowings available to us (there were no borrowings outstanding under the revolving credit facility or the accounts receivable securitization program, however, $31.0 million of the facility was utilized in connection with outstanding letters of credit). Both our revolving credit facility and the accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

As of March 31, 2008 we had $2,024.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2008	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$767.5	$2.0	$765.5
9.50% Senior notes due 2014 (1)	803.3	—	803.3
8.875% Senior notes due 2016	150.0	—	150.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	3.4	0.9	2.5

Total Debt	$2,024.5	$2.9	$2,021.6

(1)	Includes an unamortized bond issue premium of $8.3 million at March 31, 2008.

In connection with the Merger, all borrowings under our previous credit agreement and substantially all of the $225.0 million of outstanding 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The Merger was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility, which matures in July 2013, and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility, which expires in July 2012).

On February 7, 2007, the Company completed its acquisition of the Zurn water management business. This acquisition was funded partially with debt financing of $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (which included a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of incremental borrowings under the Company’s existing term loan credit facilities.

As of March 31, 2008, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest at 2.50% plus the LIBOR Rate per annum. Borrowings under the B2 facility accrue interest at 2.25% plus the LIBOR Rate per annum. The weighted averaged interest rate on our outstanding term loans at March 31, 2008 and 2007, was 6.26% and 7.78%, respectively. After considering the pre-payment of $20.0 million on the term loan B1 facility in the first quarter of fiscal 2008, the Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013. As of March 31, 2008, the remaining mandatory pre-payments to maturity on both the term loan B1 and B2 facilities are $1.2 million and $10.5 million, respectively. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. See further discussion of these interest rate derivatives under Interest Rate Risk.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on the revolver as of March 31, 2008 or 2007. However, $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of March 31, 2008, the senior secured bank leverage ratio was 1.67 to 1.00. We expect to be in compliance with this financial covenant for the foreseeable future. Our senior credit facility also significantly restricts the payment of dividends. As a result, we have has not paid any dividends on our common stock or membership interests. It is currently our policy to retain earnings to repay debt and finance our operations.

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

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on our consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in our consolidated statement of operations once revolving loans or letters of credit have been obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus an applicable margin (currently 1.35%). In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At March 31, 2008, the Company had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios. As of March 31, 2008, the Company was in compliance will all applicable covenants and performance ratios.

Cash Flows

Net cash provided by operating activities in fiscal 2008 was $232.8 million compared to $58.3 million in fiscal 2007 and $91.9 million in fiscal 2006. The majority of the $174.5 million increase in fiscal 2008 is due to the incremental cash flows generated as a result of the inclusion of Zurn for a full twelve months in fiscal 2008 (compared to 1.7 months in fiscal 2007) complemented by strong earnings growth from our PT segment and improved trade working capital management (receivables, inventories and trade payables). Our continued focus on inventory reductions, in particular, generated an additional $39.5 million of cash year over year. Other noteworthy items contributing to the overall increase in cash flow from operations year over year include a $12.2 million increase in customer advances and the collection of $19.9 million of tax refunds and accrued interest from the IRS arising from a settlement of an audit of the former Jacuzzi Brands, Inc. for the fiscal years ended September 30, 1998 through 2002, which was partially offset by a $7.4 million reduction in year over year CDSOA recoveries.

The $33.6 million reduction in cash flow from operations in fiscal 2007 compared to fiscal 2006 was driven primarily by lower income from operations of $25.7 million as a result of $62.7 million of transaction costs associated with the Merger. Increases in trade working capital used $3.3 million of cash in fiscal 2007 to support the $79.6 million year over year sales increase (excluding acquisitions).

Cash used for investing activities in fiscal 2008 was $121.6 million compared to $1,941.2 million in fiscal 2007, a decrease of $1,819.6 million. This decrease was primarily the result of reduced acquisition activity in fiscal 2008 of $1,830.7 million (the prior year acquisitions figure contained $1,018.4 related to the Merger, $880.1 million paid for the Zurn acquisition and the $5.9 million paid for the Dalong acquisition compared to the fiscal 2008 acquisition of GA for $73.7 million). Other items impacting the year over year variance include $6.6 million of proceeds from the sale of short-term investments (acquired through the acquisition of GA) offset by a $2.5 million reduction in proceeds from dispositions of property, plant and equipment and incremental capital expenditures of $15.2 million (which includes $11.2 million attributable to the rebuild of the Canal Street facility, as previously discussed).

Cash used for investing activities in fiscal 2007 was $1,941.2 million, an increase of $1,605.1 million compared to fiscal 2006. The year over year increase in cash used in investing activities was driven by a combination of the $1,018.4 million paid as a result of the Merger, the $880.1 million paid for the Zurn acquisition and the $5.9 million paid for the Dalong acquisition offset by the $301.3 million paid for the Falk Acquisition in fiscal 2006. Capital expenditures and proceeds from dispositions of property, plant and equipment, combined, were comparable between fiscal 2007 and 2006 and were $36.8 million and $34.8 million, respectively.

Cash used for financing activities in fiscal 2008 was $28.0 million compared to a source of $1,915.8 million in fiscal 2007, a decrease of $1,943.8 million. Fiscal 2008 cash used for financing activities consisted of $27.4 million of debt repayments as well as the payment of $0.6 million of financing fees. Cash provided by financing activities in fiscal 2007 included: $721.8 million of capital contributions and the related issuance of $2,116.9 million of debt to facilitate both the Merger and the Zurn acquisition. Approximately $765.7 million of these proceeds were used to repay the outstanding debt as of the Merger Date. An additional $59.1 million of debt repayments were made subsequent to the Merger Date in fiscal 2007. During fiscal 2007, we also paid $75.0 million of financing fees and $23.1 million of bond tender premiums to complete the Merger and the acquisition of Zurn.

Cash provided by financing activities in fiscal 2006 included $312.0 million of additional term loans issued in May 2005 under our credit agreement. The proceeds from those term loans, net of $7.6 million of fees paid, were used to fund the Falk acquisition. Our strong performance allowed us to repay $65.0 million of debt during fiscal 2006, including $63.0 million of principal on the term loans. We also received $1.2 million of cash proceeds from the issuance of common stock in fiscal 2006.

Tabular Disclosure of Contractual Obligations

Payments of interest associated with our current revolving credit facility obligations have been omitted from the table below because they are predominantly based on varying market interest rates and varying debt balances. As of March 31, 2008, there were no outstanding obligations under the revolving credit facility.

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan B facilities	$767.5	$2.0	$4.0	$4.0	$757.5
Senior subordinated notes due 2012	0.3	—	—	0.3	—
Senior notes due 2014 (1)	795.0	—	—	—	795.0
Senior notes due 2016	150.0	—	—	—	150.0
Senior subordinated notes due 2016	300.0	—	—	—	300.0
Other long-term debt	3.4	0.9	1.7	0.8	—
Interest on long-term debt obligations (2)	945.6	172.3	344.1	343.4	85.8
Purchase commitments	127.0	119.2	7.8	—	—
Operating lease obligations	67.4	18.6	24.5	14.3	10.0

Totals	$3,156.2	$313.0	$382.1	$362.8	$2,098.3

(1)	Excludes unamortized premium of $8.3 million received from the issuance of the additional 2014 notes.
(2)	Based on long-term debt obligations outstanding as of March 31, 2008.

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

Approximately 25% of our sales originate outside of the United States, with approximately 15% generated from our European operations that use the Euro as their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal period. The U.S. Dollar continued to weaken during fiscal 2008 relative to many foreign currencies. As of March 31, 2008, stockholders’ equity increased by $14.2 million as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of March 31, 2008, the result would have decreased stockholders’ equity by approximately $7.9 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At March 31, 2008, we had outstanding forward contracts for Canadian Dollars in the amount of 25.7 million Canadian Dollars entered into to hedge firm and anticipated monthly cash flows through fiscal 2009. These contracts are not designated as hedges for SFAS133 accounting purposes. The outstanding contracts are adjusted to mark-to-market through earnings. The Company believes that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $3.6 million loss due to a write down in the fair value of the outstanding forward contracts as of March 31, 2008.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

As of March 31, 2008, the Company’s borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the $570.0 million term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the LIBOR Rate per annum, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the $197.5 million term loan B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the LIBOR Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on our outstanding term loans at March 31, 2008 was 6.26%. Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). In August 2006, we entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of our variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of our variable-rate term loans, while the interest rate swap converts $68.0 million of our variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. An increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $7.0 million on an annual basis.

The senior notes and the senior subordinated notes are fixed rate long-term debt obligations. The potential loss in fair value on such fixed-rate debt obligations from a 10% increase in market interest rates would not be material to the overall fair value of the debt.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which addresses the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. Further discussion regarding the adoption of FIN 48 can be found in Note 16 to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 are effective for the Company as of April 1, 2008. However, FSP FAS 157-2 defers the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We were required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2008. See Note 15 of the Notes to the Consolidated Financial Statements included in the report on Form 10-K for the incremental effects of adopting SFAS 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 160 and does not expect adoption of SFAS 160 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 141(R) and will apply the statement to any acquisitions after March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently reviewing the requirements of SFAS 161 to determine the impact on its financial statements.

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

Index to Financial Statements

RBS Global, Inc. and Subsidiaries

Consolidated Financial Statements

For the year ended March 31, 2008, the periods from July 22, 2006 through March 31, 2007 and April 1, 2006 through July 21, 2006 and the

year ended March 31, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RBS Global, Inc.

We have audited the accompanying consolidated balance sheets of RBS Global, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2008 and the period from July 22, 2006 to March 31, 2007, and of the Predecessor Company for the period from April 1, 2006 to July 21, 2006 and the year ended March 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended March 31, 2008 and the period from July 22, 2006 to March 31, 2007, and of the Predecessor Company for the period from April 1, 2006 to July 21, 2006 and the year ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its methods of accounting for uncertainty in income taxes and pension and other postretirement benefit plans during the year ended March 31, 2008 and its method of accounting for stock based compensation effective April 1, 2006.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

May 23, 2008

RBS Global, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Millions, except share amounts)

	March 31, 2008	March 31, 2007
Assets
Current assets:
Cash	$141.9	$56.1
Receivables, net	288.5	254.4
Inventories, net	370.3	384.3
Other current assets	35.0	26.3

Total current assets	835.7	721.1
Property, plant and equipment, net	443.3	437.1
Intangible assets, net	883.9	987.7
Goodwill	1,331.7	1,294.2
Insurance for asbestos claims	134.0	136.0
Pension assets	101.8	114.6
Other assets	74.8	82.5

Total assets	$3,805.2	$3,773.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.9	$2.2
Trade payables	178.6	154.4
Income taxes payable	4.8	3.5
Deferred income taxes	11.7	16.9
Compensation and benefits	71.3	52.9
Current portion of pension obligations	3.0	9.4
Current portion of postretirement benefit obligations	3.6	4.9
Interest payable	27.4	30.5
Other current liabilities	95.8	74.8

Total current liabilities	399.1	349.5

Long-term debt	2,021.6	2,044.7
Pension obligations	69.0	68.8
Postretirement benefit obligations	49.5	52.3
Deferred income taxes	318.2	381.3
Reserve for asbestos claims	134.0	136.0
Other liabilities	69.2	41.0

Total liabilities	3,060.6	3,073.6

Stockholders’ equity:
Common stock, $0.01 par value; at March 31, 2008, 3,000 shares were authorized and 1,000 shares were issued and outstanding; at March 31, 2007, 100,000 shares were authorized and 1,000 shares were issued and outstanding	0.1	0.1
Additional paid in-capital	700.7	693.3
Retained earnings	43.8	2.9
Accumulated other comprehensive income	—	3.3

Total stockholders’ equity	744.6	699.6

Total liabilities and stockholders’ equity	$3,805.2	$3,773.2

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Millions)

			Predecessor
	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006
Net sales	$1,853.5	$921.5	$334.2	$1,081.4
Cost of sales	1,250.4	628.2	237.7	742.3

Gross profit	603.1	293.3	96.5	339.1
Selling, general and administrative expenses	312.2	159.3	63.1	187.8
Loss on divestiture	11.2	—	—	—
Gain on Canal Street accident, net	(29.2)	(6.0)	—	—
Transaction-related costs	—	—	62.7	—
Restructuring and other similar costs	—	—	—	31.1
Amortization of intangible assets	49.9	26.9	5.0	15.7

Income (loss) from operations	259.0	113.1	(34.3)	104.5
Non-operating income (expense):
Interest expense, net	(191.8)	(105.0)	(21.0)	(61.5)
Other income (expense), net	(5.3)	5.7	(0.4)	(3.8)

Income (loss) before income taxes	61.9	13.8	(55.7)	39.2
Provision (benefit) for income taxes	21.0	10.9	(16.1)	16.3

Net income (loss)	$40.9	$2.9	$(39.6)	$22.9

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2005 (Predecessor)	$0.1	$361.6	$45.4	$17.6	$424.7
Comprehensive Income:
Net income	—	—	22.9	—	22.9
Foreign currency translation adjustments	—	—	—	(3.3)	(3.3)
Additional minimum pension liability, net of $3.2 income tax benefit	—	—	—	(5.0)	(5.0)

Total comprehensive income					14.6
Issuance of common stock	—	1.2	—	—	1.2
Other common stock activity	—	0.6	—	—	0.6

Balance at March 31, 2006 (Predecessor)	0.1	363.4	68.3	9.3	441.1
Comprehensive Income:
Net loss	—	—	(39.6)	—	(39.6)
Foreign currency translation adjustments	—	—	—	3.1	3.1

Total comprehensive loss					(36.5)
Stock options exercised, including tax benefit	—	10.7	—	—	10.7

Balance at July 21, 2006 (Predecessor)	0.1	374.1	28.7	12.4	415.3
Acquisition of RBS Global, Inc.	(0.1)	(374.1)	(28.7)	(12.4)	(415.3)
Contribution of equity	0.1	682.3	—	—	682.4
Comprehensive Income:
Net income	—	—	2.9	—	2.9
Foreign currency translation adjustments	—	—	—	4.2	4.2
Unrealized loss on interest rate derivatives, net of $0.4 income tax benefit	—	—	—	(0.7)	(0.7)
Additional minimum pension liability, net of $0.1 income tax benefit	—	—	—	(0.2)	(0.2)

Total comprehensive income					6.2
Stock options exercised, including tax benefit	—	5.9	—	—	5.9
Stock-based compensation expense	—	5.1	—	—	5.1

Balance at March 31, 2007	0.1	693.3	2.9	3.3	699.6
Comprehensive Income:
Net income	—	—	40.9	—	40.9
Foreign currency translation adjustments	—	—	—	14.2	14.2
Unrealized loss on interest rate derivatives, net of $3.4 income tax benefit	—	—	—	(5.2)	(5.2)
Additional minimum pension liability, net of $0.2 income tax benefit	—	—	—	(0.4)	(0.4)

Total comprehensive income					49.5
Stock-based compensation expense	—	7.4	—	—	7.4
Adjustment to adopt SFAS No. 158, net of $8.2 million income tax benefit	—	—	—	(11.9)	(11.9)

Balance at March 31, 2008	$0.1	$700.7	$43.8	$—	$744.6

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

			Predecessor
	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006
Operating activities
Net income (loss)	$40.9	$2.9	$(39.6)	$22.9
Adjustments to reconcile net income (loss) to cash provided by
(used for) operating activities:
Depreciation	54.2	36.1	14.0	43.0
Amortization of intangible assets	49.9	26.9	5.0	15.7
Accretion of bond premium	(0.9)	—	—	—
Amortization of deferred financing costs	10.3	5.0	1.1	3.7
Deferred income taxes	(14.2)	12.4	(17.0)	3.1
Loss (gain) on dispositions of property, plant and equipment	0.3	1.3	(1.3)	0.4
Equity in earnings of unconsolidated affiliates	(1.1)	—	—	—
Non-cash write-off of deferred financing fees	—	—	20.5	—
Non-cash loss on divestiture	8.7	—	—	—
Other non-cash (credits) charges	(2.2)	3.2	—	6.9
Stock-based compensation expense	7.4	5.1	—	—
Changes in operating assets and liabilities:
Receivables	(12.1)	(20.0)	12.4	(15.1)
Inventories	37.1	15.7	(18.1)	(14.7)
Other assets	3.3	(0.6)	(1.3)	(2.1)
Accounts payable	16.2	23.9	(17.2)	25.7
Accrued transaction fees	—	(18.6)	18.6	—
Accruals and other	35.0	(30.6)	18.5	2.4

Cash provided by (used for) operating activities	232.8	62.7	(4.4)	91.9
Investing activities
Expenditures for property, plant and equipment	(54.9)	(28.0)	(11.7)	(37.1)
Proceeds from dispositions of property, plant and equipment	0.4	1.3	1.6	2.3
Proceeds from sale of short term investments	6.6	—	—	—
Acquisitions, net of cash acquired	(73.7)	(1,898.8)	(5.6)	(301.3)

Cash used for investing activities	(121.6)	(1,925.5)	(15.7)	(336.1)
Financing activities
Proceeds from issuance of long-term debt	—	2,100.0	16.9	312.0
Repayments of long-term debt	(27.4)	(816.3)	(8.5)	(65.0)
Payment of financing fees	(0.6)	(74.8)	(0.2)	(7.6)
Payment of tender premium	—	(23.1)	—	—
Capital contributions	—	721.8	—	—
Proceeds from issuance of common stock	—	—	—	1.2

Cash (used for) provided by financing activities	(28.0)	1,907.6	8.2	240.6
Effect of exchange rate changes on cash	2.6	0.5	0.2	(0.2)

Increase (decrease) in cash	85.8	45.3	(11.7)	(3.8)
Cash at beginning of period	56.1	10.8	22.5	26.3

Cash at end of period	$141.9	$56.1	$10.8	$22.5

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

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

The Company is a leading diversified, multi-platform industrial company comprised of two key segments, Power Transmission (“PT”) and Water Management (“WM”). The PT segment manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, special components, industrial chain and aerospace bearings and seals. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products. Our WM segment is a leading supplier of professional grade specification drainage, water control, PEX piping and commercial brass products, serving the commercial, institutional, civil, municipal, hydropower and public water works construction markets.

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

Revenue Recognition

Net sales are recorded upon transfer of title of product which occurs upon shipment to the customer. The Company estimates amounts due and records accruals for sales rebates to certain distributors at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the year ended March 31, 2008 and during the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006 was less than 1.3% of net sales. Other than a standard product warranty, there are no post-shipment obligations.

The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.

Compensated Absences

In the third quarter of fiscal 2007, the Company changed its domestic vacation policy for certain employees so that vacation pay is earned ratably throughout the year and must be used by year-end. The accrual for compensated absences was reduced by $6.7 million in the quarter ended December 30, 2006, to eliminate vacation pay no longer required to be accrued or paid under the current policy.

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

Receivables

Receivables are stated net of allowances for doubtful accounts of $8.9 million at March 31, 2008 and $7.4 million at March 31, 2007. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 76% of the Company’s total inventories as of March 31, 2008 and 82% of the Company’s total inventories as of March 31, 2007 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangible Assets

Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network), and patents. The customer relationships and patents are being amortized using the straight-line method over their estimated useful lives of 9 to 15 years and 2 to 20 years, respectively. Goodwill, trademarks and tradenames have indefinite lives and are not amortized but are tested annually for impairment using a discounted cash flow analysis.

Deferred Financing Costs

Other assets at March 31, 2008 and March 31, 2007, include deferred financing costs of $62.3 million and $69.8 million, respectively, net of accumulated amortization of $10.3 million and $5.0 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt.

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

Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

			Predecessor
	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006
Balance at beginning of period	$4.2	$3.1	$2.7	$0.9
Acquired obligations	0.1	1.1	0.3	1.7
Charged to operations	5.1	0.7	0.4	1.4
Claims settled	(2.6)	(0.7)	(0.3)	(1.3)

Balance at end of period	$6.8	$4.2	$3.1	$2.7

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other applicable carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be actually paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of continuing operations in the period that includes the date of enactment.

The Company regularly reviews its deferred tax assets for recoverability and provides a valuation allowance against its deferred tax assets if, based upon consideration of all positive and negative evidence, the Company determines that it is more-likely-than-not that a portion or all of the deferred tax assets will ultimately not be realized in future tax periods. Such positive and negative evidence would include review of historical earnings and losses, anticipated future earnings, the time period over which the temporary differences and carryforwards are anticipated to reverse and implementation of feasible, prudent tax planning strategies.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there is inherent uncertainty in quantifying the ultimate tax outcome of all of the numerous transactions and required calculations relating to the Company’s tax positions. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. An unrecognized tax benefit represents the difference between the recognition of benefits related to uncertain tax positions for income tax reporting purposes and financial reporting purposes. The Company has established a reserve for interest and penalties, as applicable, for uncertain tax positions and is recorded as a component of the overall income tax provision.

The Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Although the outcome of income tax examinations is always uncertain, the Company believes that it has appropriate support for the positions taken on its income tax returns and has adequately provided for potential income tax assessments. Nonetheless, the amounts ultimately settled relating to issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

See Note 16 of the consolidated financial statements for more information on income taxes.

Accumulated Other Comprehensive Income (Loss)

At March 31, 2008, accumulated other comprehensive income (loss) consisted of $18.4 million of foreign currency translation adjustments, $(5.9) million of unrealized losses on derivative contracts, net of tax and $(12.5) million of unrecognized actuarial losses and unrecognized prior services costs, net of tax. At March 31, 2007, accumulated other comprehensive income (loss) consisted of $4.2 million of foreign currency translation adjustments, $(0.7) million of unrealized losses on derivative contracts, net of tax and $(0.2) million of additional minimum pension liability, net of tax.

Derivative Financial Instruments

The Company accounts for derivative instruments based on SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The fair value of all derivative financial instruments is recorded in the balance sheet, which is based on the quoted market prices for contracts with similar maturities. The Company uses foreign currency forward exchange contracts and interest rate swap contracts to manage foreign currency and interest rate risks which is discussed in more detail below. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes.

Foreign Currency Forwards

The Company enters into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany cash flows expected to occur within the next fiscal year. These derivative contracts did not qualify as hedges of future cash flows and, accordingly, were adjusted to fair value at March 31, 2008 and 2007, with the gain or loss included in other non-operating income (expense) in the consolidated statements of operations. The gain (loss) on these contracts was $(2.3) million, $0.4 million, $(0.7) million and $0.5 million for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, respectively.

Interest Rate Swaps

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS 133. The unrealized loss on these interest rate derivatives totaled $9.7 million at March 31, 2008, and $1.1 million at March 31, 2007, and have been recorded on the Company’s consolidated balance sheets as an other long-term liability with a corresponding decrease in accumulated other comprehensive income, net of tax.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and losses are included in other non-operating income (expense) in the consolidated statements of operations and totaled $(5.1) million, $(0.3) million, $(1.1) million and $(0.4) million for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, respectively.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $9.9 million, $4.8 million, $1.4 million and $3.9 million for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $8.5 million, $4.9 million, $1.9 million and $6.2 million for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts, interest rate swap/collar agreements and trade accounts receivable.

Financial Instrument Counter Parties

The Company is exposed to credit losses in the event of non-performance by counter parties to its financial instruments. The Company anticipates, however, that counter parties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments, foreign currency forward contracts and its interest rate swap/collar agreements with various high-quality financial institutions. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit-worthiness of each of its counterparties.

Significant Customers

The Company’s PT group has a customer, Motion Industries Inc. (an industrial distributor), that accounted for 8.1%, 10.4%, 11.4% and 11.8% of consolidated net sales for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, respectively. Receivables related to this industrial distributor at March 31, 2008 and 2007 were $11.9 million and $12.2 million, respectively. Ferguson, the Company’s largest WM customer, represented approximately 6% of consolidated net sales during the year ended March 31, 2008. Sales to Ferguson did not represent a significant percentage of consolidated net sales in the fiscal year ended March 31, 2007 as Zurn was only included in the Company’s results of operations from February 7, 2007 through March 31, 2007. Receivables related to this wholesale distributor at March 31, 2008 and 2007 were $18.9 million and $19.4 million, respectively.

Fair Value of Non-Derivative Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2008 and 2007 due to the short-term nature of those instruments. The fair value of long-term debt as of March 31, 2008 and 2007 was approximately $1,841.0 million and $2,087.0 million, respectively, based on quoted market prices for the same issues.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which addresses the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. Further discussion regarding the adoption of FIN 48 can be found in Note 16.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 are effective for the Company as of April 1, 2008. However, FSP FAS 157-2 defers the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We were required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2008. See Note 15 for the incremental effects of adopting SFAS 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 160 and does not expect adoption of SFAS 160 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 141(R) and will apply the statement to any acquisitions after March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently reviewing the requirements of SFAS 161 to determine the impact on its financial statements.

3. Acquisitions and Divestiture

The Sale of Rexnord SAS

On March 28, 2008, the Company sold a French subsidiary, Rexnord SAS, to members of that company’s local management team for €1 (one Euro), subject to a customary post-close working capital adjustment. Rexnord SAS was a wholly owned subsidiary located in Raon, France with approximately 140 employees. This entity occupied a 217,000 square foot manufacturing facility that supported portions of the Company’s European PT business. In connection with the sale, the Company recorded a pretax loss on divestiture of approximately $11.2 million (including transaction costs), which was recognized in the Company’s fourth quarter of the year ended March 31, 2008. This loss includes Rexnord SAS’s cash on hand of $2.5 million at March 28, 2008, that pursuant to the agreement was included with the net assets divested. Also as part of the transaction, the Company signed a supplemental commercial agreement defining the prospective commercial relationship between the Company and the divested entity (“PTP Industry”). Through this agreement, the Company will retain its direct access to key regional distributors and in return has agreed to purchase from PTP Industry certain locally manufactured coupling product lines and components to serve its local customer base. The divestiture is not expected to have a material impact on the Company’s overall capabilities or results of operations.

The GA Acquisition

On January 31, 2008, the Company utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded the Company’s WM platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA Industries, Inc. is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary at the time of closing, is a leader in the design and manufacturer of sluice/slide gates, butterfly valves, cone valves and actuation systems. The Company is still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition.

The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of GA at the date of acquisition (in millions):

Cash	$3.2
Short-term investments	6.7
Receivables	16.4
Inventories	19.7
Other current assets	1.3
Property, plant and equipment	17.2
Intangible assets	19.4
Goodwill	23.2

Total assets acquired	107.1
Accounts payable	(2.5)
Accrued liabilities	(6.4)
Deferred taxes	(15.8)
Debt	(5.5)

Net assets acquired	$76.9

Approximately $6.6 million of the short-term investments were sold prior to March 31, 2008. These short-term investments consisted primarily of common stocks and other marketable securities. The $19.4 million of acquired intangible assets consist primarily of tradenames and customer relationships. The acquired customer relationships are being amortized over their estimated useful lives (9 - 12 years). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. Goodwill is not expected to be deductible for income tax purposes. The Company’s results of operations include GA from February 1, 2008 through March 31, 2008.

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

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of Zurn at the date of acquisition (in millions):

Cash	$55.9
Receivables	61.3
Inventories	170.9
Other current assets	2.8
Property, plant and equipment	46.0
Intangible assets	404.2
Goodwill	360.1
Other assets	256.5

Total assets acquired	1,357.7
Accounts payable	(24.0)
Accrued liabilities	(232.4)
Deferred taxes	(167.5)

Net assets acquired	$933.8

The $404.2 million of acquired intangible assets consist primarily of tradenames, customer relationships and patents. The acquired customer relationships and patents are being amortized over their estimated useful lives (15 years for customer relationships and 5 to 20 years for patents). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. Most of the acquired goodwill is not expected to be deductible for income tax purposes.

The Company’s results of operations for the period from July 22, 2006 through March 31, 2007 only include Zurn for the period from February 8, 2007 through March 31, 2007.

The Apollo Acquisition and Related Financing

On July 21, 2006 , certain affiliates of Apollo purchased the Company from The Carlyle Group and management for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility, which matures in July 2013, and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility, which expires in July 2012) and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from its then existing shareholders for $1,018.4 million, including transaction costs; (ii) repay all outstanding borrowings under the Company’s previously existing credit agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of the Company’s $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

The Merger has been accounted for using the purchase method of accounting and, accordingly, resulted in a new basis of accounting for the Company. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values resulting in $946.5 million of goodwill, most of which is not expected to be deductible for income tax purposes.

The following table summarizes the estimated fair values of the Company’s assets and assumed liabilities at the date of acquisition (in millions):

Cash	$11.3
Receivables	161.3
Inventories	233.5
Other current assets	23.3
Property, plant and equipment	380.2
Intangible assets	537.1
Goodwill	946.5
Other assets	57.5

Total assets acquired	2,350.7
Accounts payable	(110.7)
Accrued liabilities	(247.1)
Deferred taxes	(158.5)
Debt	(1,435.7)

Net assets acquired	$398.7

The $398.7 million of net assets acquired consists of Apollo’s $438.0 million cash contribution and $3.8 million of carryover basis in rollover stock, net of a $43.1 million deemed cash dividend to the selling shareholders that was required to be recognized by Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions, due to the increased leverage of the Company.

The $537.1 million of acquired intangible assets consist primarily of tradenames, customer relationships, patents and acquired software. The acquired customer relationships, patents, and software are being amortized over their useful lives (10 years for customer relationships, 2 to 14 years for patents and one year for software). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment.

Acquisition of Dalong Chain Company

On July 11, 2006, the Company acquired Dalong Chain Company (“Dalong”) located in China for $5.9 million, net of $0.4 million of cash acquired, plus the assumption of certain liabilities. The acquisition was financed primarily with on-hand cash and was accounted for using the purchase method of accounting. This acquisition did not have a material impact on the Company’s fiscal 2007 and 2008 consolidated results of operations.

Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 million purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. The acquisition of Falk was funded by a $312.0 million term loan and was accounted for using the purchase method of accounting. During fiscal 2006, the allocation of the Falk purchase price to identifiable assets acquired and liabilities assumed resulted in the recording of $95.3 million of goodwill.

Pro Forma Financial Information

The following table sets forth the unaudited pro forma financial information for the Company as if the Apollo and Zurn acquisitions (and the related issuance of debt) had occurred as of the beginning of fiscal year 2007 (in millions):

Year Ended March 31, 2007 (Unaudited)
Net sales	$1,646.8
Net loss	$(15.2)

4. Canal Street Facility Accident

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. The accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident. As of the end of the second quarter of fiscal 2008, production at the Canal Street facility had returned to pre-accident levels. Throughout the year ended March 31, 2008, approximately $11.2 million of capital expenditures have been made in connection with the reconstruction of the facility. The reconstruction efforts were substantially complete as of March 31, 2008.

For the year ended March 31, 2008, the period from December 6, 2006 through March 31, 2007 and the accident to-date period from December 6, 2006 through March 31, 2008, the Company has recorded the following (gains)/losses related to this incident (in millions):

			Accident to-date
	Year Ended March 31, 2008	Period from December 6, 2006 through March 31, 2007	Period from December 6, 2006 through March 31, 2008
Insurance deductibles	$—	$1.0	$1.0
Professional services	(0.1)	1.8	1.7
Clean-up and restoration expenses	5.0	18.3	23.3
Non-cash asset impairments:
Inventories	0.3	7.1	7.4
Property, plant and equipment, net	—	2.6	2.6
Other	—	0.2	0.2

Subtotal prior to property and casualty insurance recoveries	5.2	31.0	36.2
Less property and casualty insurance recoveries	(23.4)	(27.0)	(50.4)

Subtotal prior to business interruption insurance recoveries	(18.2)	4.0	(14.2)
Less business interruption insurance recoveries	(11.0)	(10.0)	(21.0)

Gain on Canal Street facility accident, net	$(29.2)	$(6.0)	$(35.2)

Summary of total insurance recoveries:
Total property, casualty and business interruption insurance recoveries	$34.4	$37.0	$71.4

The Company has substantial property, casualty, liability, workers’ compensation and business interruption insurance. The property, casualty and business interruption insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. In addition to its insurance deductibles, the Company has and may continue to incur certain other incremental and non-reimbursable out-of-pocket expenses as a result of the explosion. For the period from December 6, 2006 (the date of loss) through March 31, 2008, the Company has recorded recoveries from its insurance carriers totaling $71.4 million, of which $50.4 million has been allocated to recoveries under property and casualty insurance policies and $21.0 million of which has been allocated to recoveries under business interruption insurance policies. On December 5, 2007, the Company finalized its property, casualty and business interruption claims with its property insurance carrier. Accordingly, no additional insurance proceeds related to such property, casualty and business interruption coverage are expected in future periods. As of March 31, 2008, the Company and its insurance carrier continue to manage ongoing general liability and workers’ compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred.

5. Restructuring and Other Similar Costs

The Company did not incur any restructuring expense in fiscal 2008 or 2007. Restructuring and other similar costs totaled $31.8 million for fiscal year ended March 31, 2006 and relate to plans the Company initiated to restructure certain manufacturing operations and reduce headcount at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to the Company’s acquisition of Falk.

Restructuring and other similar costs are summarized as follows (in millions):

Predecessor
Year Ended March 31, 2006
Consolidation and integration costs	$16.5
Severance, recruiting and relocation cost	7.7

Subtotal	24.2
Non-cash fixed asset impairments	6.9
Excess and obsolete inventory (charged to cost of sales)	0.7

Total restructuring and other similar costs	$31.8

Consolidation and Integration Costs

Consolidation and integration costs in fiscal 2006 consist primarily of (i) the closure of the Company’s Coupling plant in Warren, Pennsylvania, (ii) the closure of the Company’s Flattop plant in Puerto Rico, and (iii) Falk integration costs, including the continuation of certain Falk plant consolidation efforts that had been initiated prior to the Falk Acquisition. All of these consolidation and integration actions were completed as of March 31, 2007.

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

Excess and Obsolete Inventory

The Company recorded a charge of $0.7 million in fiscal 2006 to write-off certain excess and obsolete inventory in connection with plant consolidation and integration activities. The charge is included in cost of sales in the consolidated statement of operations.

Restructuring Accrual Cash Analysis

An analysis of the restructuring accrual is summarized as follows (in millions):

			Predecessor
	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006
Balance at beginning of period	$0.2	$1.3	$2.5	$2.3
Restructuring and other similar costs charged to operations	—	—	—	24.2
Cash payments	(0.2)	(1.1)	(1.2)	(24.0)

Balance at end of period	$—	$0.2	$1.3	$2.5

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

7. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has eight anti-dumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for the calendar years 2007 and 2006 and prior, the Company received $1.4 million and $8.8 million, its pro rata share of the total CDSOA distribution, during the year ended March 31, 2008 and the period from July 22, 2006 through March 31, 2007, respectively, which is included in other income (expense), net on the consolidated statement of operations.

In February 2006, U.S. legislation was enacted that ends CDSOA distributions for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company may still receive some additional distributions; however, because of the pending cases, 2006 legislation and the administrative operation of law, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any.

8. Inventories

The major classes of inventories are summarized as follows (in millions):

	March 31,
	2008	2007
Finished goods	$228.3	$255.2
Work in process	63.2	62.9
Raw materials	49.5	46.4

Inventories at FIFO cost	341.0	364.5
Adjustment to state inventories at LIFO cost	29.3	19.8

	$370.3	$384.3

In connection with the Merger as well as the Zurn and GA acquisitions, the Company was required to adjust its inventories to fair value. These fair value or purchase accounting adjustments increased inventories by $19.6 million as of the Merger Date and $26.8 million as of the date of the Zurn acquisition for a total of $46.4 million. The fair value adjustment in connection with the GA acquisition was not significant. On a FIFO basis, approximately $27.4 million of the above fair value adjustments were expensed in the period from July 22, 2006 through March 31, 2007 and the final $19.0 million was expensed in the three months ended June 30, 2007 through cost of sales on the consolidated statement of operations as the corresponding inventory was sold. However, since the majority of the Company’s inventories are valued on the LIFO method (see Note 2), a substantial portion of these fair value adjustments have been reversed through the application of the Company’s LIFO calculations, resulting in an increase to the LIFO carrying value of this inventory and a corresponding reduction in cost of sales.

9. Property, Plant & Equipment

Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2008	2007
Land	$35.6	$34.8
Buildings and improvements	145.3	123.5
Machinery and equipment	329.2	300.1
Hardware and software	21.2	15.4

	531.3	473.8
Less accumulated depreciation	(88.0)	(36.7)

	$443.3	$437.1

10. Goodwill and Intangible Assets

Goodwill totaled $1,331.7 million and $1,294.2 million at March 31, 2008 and 2007, respectively. Goodwill at each fiscal year end is directly attributed to the acquisitions described in Note 3. The change in goodwill from March 31, 2007 to March 31, 2008 is due to the acquisition of GA as well as the finalization of both the Zurn and Apollo purchase price allocations during the year ended March 31, 2008.

Intangible assets are summarized as follows (dollars in millions):

		March 31, 2008		March 31, 2007
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	10 Years	$50.4	$(7.2)	$52.1	$(2.0)
Customer relationships (including distribution network)	12 Years	528.6	(65.1)	454.4	(20.6)
Software	1 Year	0.6	(0.6)	0.5	(0.3)
Intangible asset not subject to amortization - trademarks and tradenames		377.2	—	503.6	—

		$956.8	$(72.9)	$1,010.6	$(22.9)

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $49.6 million in each of the next three fiscal years, $49.5 million in fiscal year 2012, and $48.8 million in fiscal year 2013.

11. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,
	2008	2007
Taxes, other than income taxes	$5.2	$4.4
Sales rebates	17.4	19.0
Severance obligations	4.7	2.4
Customer advances	31.5	19.3
Product warranty	6.8	4.2
Commissions	7.3	5.8
Risk management reserves (1)	4.6	3.7
Other	18.3	16.0

	$95.8	$74.8

(1)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.

12. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	March 31,
	2008	2007
Term loans	$767.5	$787.5
9.50% Senior notes due 2014 (1)	803.3	804.2
8.875% Senior notes due 2016	150.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	3.4	4.9

Total	2,024.5	2,046.9
Less current portion	2.9	2.2

Long-term debt	$2,021.6	$2,044.7

(1)	Includes an unamortized bond issue premium of $8.3 million and at March 31, 2008 and $9.2 million at March 31, 2007.

In connection with the Merger on July 21, 2006, all borrowings under the Company’s previous credit agreement and substantially all of the $225.0 million of 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The Merger was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility, which matures in July 2013, and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility, which expires in July 2012).

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

As of March 31, 2008, the Company’s borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the $570.0 million term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the LIBOR Rate per annum, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the $197.5 million term loan B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the LIBOR Rate per annum, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The outstanding principal balances of the term loan B1 and B2 credit facilities at March 31, 2008 were $570.0 million and $197.5 million, respectively. The weighted average interest rate on the Company’s outstanding term loans at March 31, 2008 and 2007 was 6.26% and 7.78%, respectively. After considering the pre-payment of $20.0 million on the term loan B1 facility in the first quarter of fiscal 2008, the Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013. As of March 31, 2008, the remaining mandatory pre-payments to maturity on both the term loan B1 and B2 facilities are $1.2 million and $10.5 million, respectively.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on the revolver as of March 31, 2008 or 2007. Additionally, $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2008.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of March 31, 2008, the senior secured bank leverage ratio was 1.67 to 1.00. Management expects to be in compliance with this financial covenant for the foreseeable future. The Company’s senior credit facility also significantly restricts the payment of dividends. As a result, the Company has not paid any dividends on its common stock or membership interests. It is currently the Company’s policy to retain earnings to repay debt and finance its operations.

Other Debt

At March 31, 2008 and 2007, the Company had additional debt of $3.4 million and $4.9 million, respectively, comprised primarily of borrowings at various foreign subsidiaries.

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

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on our consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in our consolidated statement of operations once revolving loans or letters of credit have been obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus an applicable margin (currently 1.35%). In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At March 31, 2008, the Company had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios. As of March 31, 2008, the Company was in compliance with all applicable covenants and performance ratios.

Future maturities of debt are as follows, excluding the unamortized bond issue premium of $8.3 million (in millions):

Year ending March 31:
2009	$2.9
2010	3.1
2011	2.6
2012	2.6
2013	2.6
Thereafter	2,002.4

$2,016.2

Cash interest paid for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006 was $187.6 million, $70.9 million, $32.2 million and $53.1 million, respectively.

13. Leases

The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2021. Rent expense totaled $12.7 million, $7.1 million, $2.2 million and $7.7 million for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, respectively.

Future minimum rental payments for operating leases with initial terms in excess of one year are as follows (in millions):

Year ending March 31:
2009	$18.6
2010	13.3
2011	11.2
2012	8.7
2013	5.6
Thereafter	10.0

$67.4

14. Stock Options

SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. The Company’s outstanding stock options as of the adoption date continued to be accounted for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations through July 21, 2006, the date of the Apollo transaction discussed in Note 3. The Company did not grant, repurchase, or significantly modify any stock options from April 1, 2006 through July 21, 2006. In connection with the Apollo transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of March 31, 2008, 539,242 of these rollover stock options remain outstanding.

In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings also adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). All of the options granted under the Option Plan in fiscal 2007 had an initial exercise price of $47.50, the estimated fair value of the Company’s stock on the date of grant. On March 2, 2007, Rexnord Holdings declared a dividend to shareholders and holders of rollover stock options in the amount of $27.56 per share/option. As a result of this transaction, the exercise price of the options previously granted under the Option Plan was amended to $19.94 per option. All subsequent option grants in fiscal 2008 were granted with an exercise price of $19.94 per share which was also the fair value of Rexnord Holdings’ common shares on the date of grant. Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining fifty percent of the options are eligible to vest based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2013. As of March 31, 2008, all performance targets for the years ended March 31, 2008 and 2007 have been achieved; however, vesting for the achievement of the 2008 performance targets has yet to be approved by the Compensation Committee of Rexnord Holdings.

The fair value of each option granted under the Option Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions:

	Year ended March 31, 2008	Period from July 22, 2006 through March 31, 2007
Expected option term (in years)	7.5	7.5
Expected volatility factor	28%	28%
Weighted-average risk free interest rate	4.64%	5.04%
Expected dividend rate	0.0%	0.0%

Options granted under the Option Plan as well as the fully vested rollover options have a term of ten years. Management’s estimate of the option term for options granted under the Option Plan is 7.5 years based on the midpoint between when the options vest and when they expire. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Option Plan during fiscal 2008 and the period from July 22, 2006 through March 31, 2007 was $8.46 and $20.68, respectively. During fiscal 2008 and the period from July 22, 2006 through March 31, 2007, the Company recorded $7.4 million and $5.1 million of stock-based compensation, respectively (the related tax benefit on these amounts was $2.6 million for fiscal 2008 and $2.0 million for the period from July 22, 2006 through March 31, 2007).

Other information relative to stock options and the changes period over period are as follows:

							Predecessor
	Year ended March 31, 2008			Period from July 22, 2006 through March 31, 2007			Period from April 1, 2006 through July 21, 2006			Year ended March 31, 2006
	Shares		Weighted Avg. Exercise Price	Shares		Weighted Avg. Exercise Price	Shares		Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	2,021,445		$16.30	—		$—	374,515		$113.96	304,005	$100.00
Granted	1,281,096		19.94	2,057,467	(2)	16.34	—		—	104,568	150.00
Exercised	(263,927)		18.53	—		—	(372,017	)(1)	114.05	(1,778)	100.00
Canceled/Forfeited	(242,727)		19.63	(36,022)		18.62	(2,498)		100.00	(32,280)	100.00

Outstanding at end of period	2,795,887	(3), (4)	$17.47	2,021,445		$16.30	—		$—	374,515	$113.96

Exercisable at end of period	709,910	(5)	$10.21	574,222		$7.13	—		$—	148,448	$107.04

	Shares	Fair Value(6)
Non-vested options at March 31, 2007	1,447,223	$20.68
Granted	1,281,096	8.46
Vested	(428,535)	16.89
Canceled/Forfeited	(213,807)	17.34

Non-vested options at March 31, 2008	2,085,977	$14.30

As of March 31, 2008, there was $24.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.

1)	As a result of the Apollo Transaction, all outstanding options at July 21, 2006 became fully vested and were exercised.
2)	Includes 577,945 of rollover options.
3)	Includes 539,242 of rollover options.
4)	The weighted average remaining contractual life of options outstanding at March 31, 2008 is 8.7 years.
5)	The weighted average remaining contractual life of options exercisable at March 31, 2008 is 8.4 years.
6)	Represents the weighted average fair value at the date of grant.

15. Retirement Benefits

The Company sponsors pension and other postretirement benefit plans for certain employees. The pension plans cover most of the Company’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements under applicable laws and governmental regulations. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements.

On March 31, 2008, the Company adopted the recognition and disclosure provisions of SFAS 158 which required the Company to recognize the funded status of its pension and post-retirement benefit plans in the March 31, 2008, consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. SFAS 158 also requires companies to measure the funded status of plans as of the date of the Company’s fiscal year end, which provision the Company is required to adopt as of March 31, 2009. The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement plans and has elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by SFAS 158. Accordingly, on April 1, 2008, the Company will recognize adjustments to its opening retained earnings, net of income tax effect, and pension and other post-retirement plan assets and liabilities. These adjustments are not expected to have a material impact on the Company’s consolidated financial statements.

The adjustment to accumulated other comprehensive income at adoption of the recognition provisions of SFAS 158 in the accompanying consolidated statement of stockholders’ equity represents net unrecognized actuarial losses and unrecognized prior service costs which were previously netted against the plan's funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic benefit cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of SFAS 158.

The incremental effects of adopting the recognition provisions of SFAS 158 are shown below (in millions):

	At March 31, 2008
	Prior to Adopting SFAS 158	Effects of Adopting SFAS 158	As Reported at March 31, 2008
Pension assets	$116.7	$(14.9)	$101.8
Intangible assets	2.2	(2.2)	—
Current portion of pension obligations	(6.3)	3.3	(3.0)
Current portion of postretirement benefit obligations	(3.7)	0.1	(3.6)
Pension obligations	(64.4)	(4.6)	(69.0)
Postretirement benefit obligations	(47.7)	(1.8)	(49.5)
Deferred income tax liability	(326.4)	8.2	(318.2)
Accumulated other comprehensive income	(11.9)	11.9	—

The components of net periodic benefit cost reported in the Consolidated Statements of Operations are as follows (in millions):

			Predecessor
	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006
Pension Benefits:
Service cost	$4.4	$2.0	$0.6	$2.0
Interest cost	33.6	12.3	3.9	13.3
Expected return on plan assets	(48.4)	(14.4)	(3.9)	(12.1)
Curtailment gain	—	(0.4)	—	—
Amortization:
Prior service cost	0.3	—	—	—
Actuarial losses (gains)	—	—	0.1	(0.7)

Net periodic benefit cost (income)	$(10.1)	$(0.5)	$0.7	$2.5

Other Postretirement Benefits:
Service cost	$0.5	$0.3	$0.1	$0.4
Interest cost	3.1	2.1	0.8	2.8
Amortization:
Prior service cost	(0.1)	—	(0.1)	(0.3)
Actuarial losses	—	—	0.4	0.9
Curtailment gain	(3.9)	—	—	—

Net periodic benefit cost (income)	$(0.4)	$2.4	$1.2	$3.8

The Company made contributions to its U.S. qualified pension plan trusts of $4.8 million, $5.4 million, $8.0 million and $13.0 million during the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, respectively.

As mentioned above, the Company uses an actuarial measurement date of December 31 to measure its pension benefit obligations and its other postretirement obligations. The status of the plans are summarized as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
			Predecessor			Predecessor
	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
Benefit obligation at beginning of period	$(583.4)	$(241.3)	$(249.8)	$(54.5)	$(47.9)	$(50.4)
Service cost	(4.4)	(2.0)	(0.6)	(0.5)	(0.3)	(0.1)
Interest cost	(33.6)	(12.3)	(3.9)	(3.1)	(2.1)	(0.8)
Actuarial gains (losses)	(15.4)	4.8	7.8	(4.1)	3.6	1.9
Plan amendments	—	(4.6)	—	—	—	—
Benefits paid	30.2	9.6	7.0	8.8	5.1	3.0
Curtailment gain	—	0.4	—	3.8	—	—
Acquisitions	—	(335.5)	—	(0.3)	(10.4)	—
Plan participant contributions	(0.4)	—	—	(3.2)	(2.5)	(1.5)
Other	(0.4)	—	—	—	—	—
Translation adjustment	(10.1)	(2.5)	(1.8)	—	—	—

Benefit obligation at end of period	$(617.5)	$(583.4)	$(241.3)	$(53.1)	$(54.5)	$(47.9)

Plan assets at the beginning of the period	$620.6	$164.8	$155.8	$—	$—	$—
Actual return on plan assets	44.8	15.0	4.6	—	—	—
Contributions	9.2	6.4	11.2	8.8	5.1	3.0
Benefits paid	(30.2)	(9.6)	(7.0)	(8.8)	(5.1)	(3.0)
Acquisitions	—	444.1	—	—	—	—
Other	0.4	—	—	—	—	—
Translation adjustment	2.3	(0.1)	0.2	—	—	—

Plan assets at end of period	$647.1	$620.6	$164.8	$—	$—	$—

Funded status of plans	$29.6	$37.2	$(76.5)	$(53.1)	$(54.5)	$(47.9)
Unamortized prior service cost	—	2.8	—	—	(0.2)	(3.3)
Unamortized net actuarial (gains) losses	—	(2.9)	10.9	—	(2.5)	15.3
Contributions after measurement date	0.2	0.6	—	—	—	—

Net amount on Consolidated Balance Sheet	$29.8	$37.7	$(65.6)	$(53.1)	$(57.2)	$(35.9)

Net amount on Consolidated Balance Sheet consists of:
Long-term assets	$101.8	$114.6	$—	$—	$—	$—
Intangible assets (1)	—	1.0	—	—	—	—
Current liabilities	(3.0)	(9.4)	(21.0)	(3.6)	(4.9)	(5.1)
Long-term liabilities	(69.0)	(68.8)	(47.8)	(49.5)	(52.3)	(30.8)
Accumulated other comprehensive loss	—	0.3	3.2	—	—	—

	$29.8	$37.7	$(65.6)	$(53.1)	$(57.2)	$(35.9)

(1)	Included within “Other assets” on the consolidated balance sheet.

Amounts included in accumulated other comprehensive loss, net of tax, at March 31, 2008 consist of the following (in millions):

	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized prior service cost	$3.0	$(0.1)	$2.9
Unrecognized actuarial loss	16.3	1.8	18.1

Accumulated other comprehensive loss, gross	19.3	1.7	21.0
Deferred income taxes	(7.9)	(0.6)	(8.5)

Accumulated other comprehensive loss, net	$11.4	$1.1	$12.5

Estimated amounts that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost over the next fiscal year, net of tax, are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Prior service cost	$0.2	$(0.1)
Net actuarial loss	—	0.1

The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (in weighted-average percentages):

	Pension Benefits				Other Postretirement Benefits
			Predecessor				Predecessor
	March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	March 31, 2006	March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	March 31, 2006
Benefit Obligations:
Discount rate	5.87%	5.87%	5.73%	5.54%	6.00%	6.00%	6.00%	5.75%
Rate of compensation increase	3.39%	3.41%	3.34%	3.34%	n/a	n/a	n/a	n/a

Net Periodic Benefit Cost:
Discount rate	5.87%	5.73%	5.54%	5.78%	6.00%	6.00%	5.75%	6.00%
Rate of compensation increase	3.41%	3.33%	3.35%	3.31%	n/a	n/a	n/a	n/a
Expected return on plan assets	7.95%	8.25%	8.44%	8.46%	n/a	n/a	n/a	n/a

In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.

The Company’s weighted-average investment allocations as of March 31, 2008 and 2007 are presented in the following table. Allocations between equity and fixed income securities are maintained within a 5% tolerance of the target allocation established by the investment committee of each plan. The Company’s defined benefit pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize investment returns consistent with levels of investment risk that are prudent and reasonable. All assets are managed externally according to guidelines established individually with investment managers and the Company’s investment consultant. The manager guidelines prohibit the use of any type of investment derivative without the prior approval of the investment committee. Portfolio risk is controlled by having managers comply with their established guidelines, including establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The portfolio included holdings of domestic, international, and private equities, global high quality and high yield fixed income, and short-term interest bearing deposits. No equity securities of the Company are held in the portfolio.

	Plan Assets
	March 31, 2008	March 31, 2007
Equity securities	72%	62%
Deb securities	26%	20%
Other	2%	18%

During fiscal 2009, the Company expects to contribute approximately $3.2 million to its defined benefit plans and $2.5 million to its other postretirement benefit plans.

Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2009	$34.0	$3.7
2010	34.6	3.6
2011	35.3	3.6
2012	36.0	3.6
2013	37.2	3.5
2014 - 2018	203.6	20.3

Pension Plans That Are Not Fully Funded

At March 31, 2008, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $205.4 million, $199.4 million and $133.4 million, respectively.

At March 31, 2007, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $255.3 million, $245.4 million and $180.9 million, respectively.

Other Postretirement Benefits

The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 9% in fiscal 2009 grading down to 5% in fiscal 2016 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2008	2007	2006	2008	2007	2006
Increase (decrease) in total of service and interest cost components	$0.4	$0.3	$0.2	$(0.3)	$(0.2)	$(0.2)
Increase (decrease) in postretirement benefit obligation	$5.2	$3.2	$3.5	$(4.3)	$(2.7)	$(3.0)

Multi-Employer and Government-sponsored Plans

The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.2 million, $0.1 million, $0.1 million and $0.2 million for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, respectively.

Defined Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $11.8 million, $7.6 million, $3.0 million and $9.8 million for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, respectively.

16. Income Taxes

The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods; as well as, adjustments relating to the Company’s determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company has established a valuation allowance against substantially all deferred tax assets relating to foreign tax loss carryforwards and a partial valuation allowance against deferred tax assets relating to certain state net operating loss and foreign tax credit carryforwards.

Income Tax Provision (Benefit)

The components of the provision (benefit) for income taxes are as follows (in millions):

			Predecessor
	Year ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006
Current:
United States	$—	$—	$—	$—
Non-United States	13.0	2.8	1.6	10.6
State and local	2.5	1.2	—	2.6

Total current	15.5	4.0	1.6	13.2

Deferred:
United States	10.1	2.4	(16.3)	9.9
Non-United States	(3.6)	3.7	(0.1)	(1.4)
State and local	(1.0)	0.8	(1.3)	(5.4)

Total deferred	5.5	6.9	(17.7)	3.1

Provision (benefit) for income taxes	$21.0	$10.9	$(16.1)	$16.3

The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

			Predecessor
	Year ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006
Provision for income taxes at U.S. federal statutory income tax rate	$21.7	$4.8	$(19.5)	$13.7
State and local income taxes, net of federal benefit	0.9	1.2	(0.8)	(1.8)
Net effects of foreign operations	4.0	3.4	1.3	4.6
Tax benefit treated as a reduction to goodwill	0.9	2.0	—	—
Net effect to deferred taxes for changes in tax rates	(1.5)	(0.4)	—	—
Loss on divestiture	(7.4)	—	—	—
Interest on unrecognized tax benefits, net of federal benefit	1.6	—	—	—
Nondeductible transaction costs	—	—	2.8	—
Other	0.8	(0.1)	0.1	(0.2)

Provision (benefit) for income taxes	$21.0	$10.9	$(16.1)	$16.3

The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

			Predecessor
	Year ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year ended March 31, 2006
United States	$40.7	$1.4	$(64.8)	$37.0
Non-United States	21.2	12.4	9.1	2.2

Income (loss) before income taxes	$61.9	$13.8	$(55.7)	$39.2

Deferred Income Tax Assets and Liabilities

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2008	March 31, 2007
Deferred tax assets:
Compensation and retirement benefits	$23.9	$—
US federal and state tax operating loss carryforwards	70.6	91.2
Foreign tax credit carryforwards	41.2	29.6
Foreign net operating loss carryforwards	44.2	45.8
Other	15.6	10.6

	195.5	177.2
Valuation allowance	(90.8)	(85.5)

Total deferred assets	104.7	91.7

Deferred tax liabilities:
Property, plant and equipment	75.5	74.8
Compensation and retirement benefits	—	9.5
Inventories	34.1	35.4
Intangible assets and goodwill	325.0	370.2

Total deferred tax liabilities	434.6	489.9

Net deferred tax liabilities	$329.9	$398.2

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

Management believes it is more-likely-than-not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in this determination include the historical operating results of the Company and Predecessor and the expectation of future earnings, including anticipated reversals of future taxable temporary differences. A valuation allowance was established at March 31, 2008 and 2007 for deferred tax assets related to state net operating loss carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. The portion of the valuation allowance that would result in a reduction to goodwill upon the recognition of the related deferred tax asset was $74.5 million and $76.1 million as of March 31, 2008 and March 31, 2007, respectively. The carryforward period for the foreign tax credit is ten years. The carryforward periods for the state net operating losses range from five to twenty years. Certain foreign net operating loss carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign net operating losses is indefinite.

No provision has been made for United States income taxes related to approximately $26.9 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. It is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

Net cash paid (refund received) for income taxes to governmental tax authorities for the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006, and the year ended March 31, 2006 was ($4.1) million, $3.6 million, $1.1 million, and $10.5 million, respectively.

Adoption of FIN 48

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the adoption, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. As of April 1, 2007, the total amount of unrecognized tax benefits after the adoption of FIN 48 was $52.6 million, of which $0.2 million represented tax benefits that if recognized, would favorably impact the effective tax rate. As of March 31, 2008, the Company’s total liability for unrecognized tax benefits was $45.7 million. Included within this figure is $3.8 million, which represents tax benefits that if recognized, would favorably impact the effective tax rate.

The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal year ended March 31, 2008 (in millions):

Balance at April 1, 2007	$48.0
Additions based on tax positions related to the current year	1.1
Additions for tax positions of prior years	8.5
Reductions for tax positions of prior years	(14.1)
Settlements	(3.2)
Reductions due to lapse of applicable statute of limitations	(0.4)

Balance at March 31, 2008	$39.9

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 1, 2007 and March 31, 2008, the total amount of unrecognized tax benefits includes $13.2 million and $14.2 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense during the fiscal year ended March 31, 2008 was $3.4 million.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal, various states and foreign jurisdictions. As a result, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for years ending prior to fiscal 2005, state and local income tax examinations for years ending prior to fiscal 2004 or significant foreign income tax examinations for years ending prior to fiscal 2003. With respect to the Company’s U.S. federal net operating loss (“NOL”) carryforward, fiscal year 2003 is open under statutes of limitations; whereby, the Internal Revenue Service (“IRS”) may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforward to future, open tax years.

In conjunction with the Zurn acquisition, the Company assumed certain tax liabilities and contingencies of Jacuzzi Brands, Inc. A U.S. federal income tax examination was completed for Jacuzzi Brands, Inc. for the fiscal years ended September 30, 1998 through 2002. At the conclusion of this examination in September 2005, an appeal was filed with the IRS regarding various issues identified during the examination upon which agreement could not be reached. During the three months ended September 29, 2007, the Company received confirmation that the Joint Committee on Taxation had agreed to the proposed settlement. As a result, the Company recorded approximately $16.7 million of previously unrecognized tax benefits and $4.5 million of related accrued interest with an offsetting reduction to goodwill. During the three months ended December 29, 2007, the Company received a partial refund of approximately $18.0 million related to this settlement and received the remaining refund due of $2.0 million during the Company’s fourth fiscal quarter.

17. Related Party Transactions

Management Service Fees

RBS Global, Inc. has a management services agreement with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, which became effective July 22, 2006, the Company paid $3.0 million during the year ended March 31, 2008 and $1.4 million during the period from July 22, 2006 through March 31, 2007, plus out-of-pocket expenses in each period. This agreement will remain in effect until such time as Apollo or its affiliates collectively own less than 10% of the equity interest of the Company, or such earlier time as the Company and Apollo may mutually agree.

RBS Global, Inc. had a management services agreement with TC Group, L.L.C., (The Carlyle Group) for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Predecessor. Under the terms of the agreement, the Company paid the following, plus out-of-pocket expenses; $0.5 million during the period from April 1, 2006 through July 21, 2006, and $2.0 million for the year ended March 31, 2006. This agreement terminated July 21, 2006 when The Carlyle Group sold the Company to Apollo.

Consulting Services

Rexnord LLC has a management consulting agreement (the “Cypress agreement”) with Mr. George Sherman and two entities controlled by Mr. Sherman, Cypress Group, LLC (“Cypress”) and Cypress Industrial Holdings, LLC (“Cypress Industrial” and, collectively with Mr. Sherman and Cypress, “Consultant”). Mr. Sherman serves as a director of Rexnord LLC and as a director in the capacity of Non-Executive Chairman of the Boards of Directors of RBS Global, Inc. and Rexnord Holdings. Pursuant to the Cypress agreement, Consultant provides certain consulting services to the Company and in exchange receives reimbursement for reasonable out-of-pocket expenses. Through the date of the Zurn acquisition, Mr. Sherman also received an annual consulting fee of $250,000. Effective this date, the Cypress agreement was amended, effectively eliminating the consulting fee compensation prospectively. In addition to out-of pocket expenses, the Company paid the following consulting fees for the respective time periods: $136,000 during the period from July 22, 2006 through February 7, 2007, $77,500 for the period from April 1, 2006 through July 21, 2006, and $250,000 during the year ended March 31, 2006. Consultant also received non-qualified stock options in fiscal 2008 and fiscal 2007.

During the year ended March 31, 2008, the period from July 22, 2006 through March 31, 2007, the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006, the Company paid approximately $1.4 million, $2.5 million, $0.5 million and $1.5 million respectively, for consulting services provided by an entity that is controlled by certain minority shareholders of the Company.

Transaction costs

During the year ended March 31, 2007, the Company paid a total of $0.6 million to The Carlyle Group and $21.3 million to Apollo for investment banking and other transaction related services as part of the purchase of the Company by Apollo. These payments have been accounted for as transaction fees and are included in the total cost of the Apollo Acquisition as discussed in Note 3.

During the year ended March 31, 2007, the Company paid a total of $9.0 million to Apollo and $1.8 million to the Cypress Group LLC for investment banking and other transaction related services as part of the Zurn Acquisition. These payments have been accounted for as transaction fees and are included in the total cost of the Zurn Acquisition as discussed in Note 3.

Other

We make cash payments to Chase Acquisition and Rexnord Holdings to enable them to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to our subsidiaries’ income and (ii) franchise taxes and other fees required to maintain their legal existence.

In February 2008, Apollo purchased approximately $25.1 million (approximately $36.6 million face value or 7.0489% of the total commitment) of the outstanding debt of Rexnord Holdings, the Company’s indirect parent, which debt is outstanding pursuant to a Credit Agreement dated March 2, 2007 between Rexnord Holdings, various lenders thereunder and an affiliate of Credit Suisse, as administrative agent. Additionally in February 2008, Apollo purchased approximately $8.3 million (approximately $10.0 million face value or 3.3333% of the total commitment) of the senior subordinated notes due 2016 of RBS Global.

In connection with the Zurn acquisition, we, through one or more of our subsidiaries, continue to incur certain payroll and administrative costs on behalf of Bath Acquisition Corp. (“Bath”) (the former bath segment of Jacuzzi Brands, Inc., which was purchased by an Apollo affiliate). These costs are reimbursed to us by Bath on a monthly basis. During the year ended March 31, 2008, we received approximately $6.8 million of reimbursements. It is anticipated that this cost incurrence and reimbursement arrangement will continue in effect until we have fully transitioned the payment of these costs to Bath, which we expect will be by the end of fiscal 2009.

18. Commitments and Contingencies

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

In connection with the Carlyle acquisition in November 2002, Invensys plc has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•

In 2002, Rexnord Industries, LLC (formerly known as Rexnord Corporation) (“Rexnord Industries”) was named as a Potentially Responsible Party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), by the United States Environmental Protection Agency, or USEPA, and the Illinois Environmental Protection Agency, or IEPA. Rexnord Industries’ Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from our property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site. In support of the USEPA and IEPA, in July 2004 the Illinois Attorney General filed a lawsuit (State of Illinois v. Precision et al.) in the Circuit Court of DuPage County, Illinois against Rexnord Industries and the other PRP companies seeking an injunction, the provision of potable water to approximately 800 homes, further investigation of the alleged contamination, reimbursement of certain costs incurred by the state and assessment of a monetary penalty. In August 2003, several PRPs, including Rexnord Industries, entered into an Administrative Order by Consent, or AOC, with the USEPA, IEPA and State of Illinois et al. The AOC is expected to resolve a significant portion of the State of Illinois lawsuit. Rexnord Industries has been notified by the USEPA that an expanded Site investigation is required. Rexnord Industries’ allocated share of future costs related to the site, including for investigation and/or remediation, could be significant.

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

•

Certain subsidiaries have been named as a defendant in approximately 690 lawsuits (with approximately 6,850 claimants) pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division. Invensys and FMC, the prior owner of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary has been named as a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,700 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. To date, the Company’s insurance providers have paid 100% of the costs related to the Prager lawsuits. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these suits.

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

Certain WM subsidiaries are also subject to asbestos and class action related litigation as a result of the acquisition of Zurn in February 2007.

As of March 31, 2008, Zurn and an average of 72 other unrelated companies were defendants in approximately 6,900 asbestos related lawsuits representing approximately 45,000 claims. The suits allege damages in an aggregate amount of approximately $13.4 billion against all defendants. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

The Company currently estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years is approximately $134.0 million, of which Zurn expects to pay approximately $116.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, Zurn’s actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of March 31, 2008, is approximately $281.5 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $205.5 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $281.5 million of coverage, management estimates that it would need to satisfy an additional $80 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of March 31, 2008, the Company recorded a receivable from its insurance carriers of $134.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $281.5 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $281.5 million. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

As of the date of this filing, subsidiaries, Zurn Pex, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in eight lawsuits in various U.S. federal courts (MN, ND, CO, NC, MT and VA). The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the Pex plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. The Company believes it has insurance coverage in excess of $100 million, subject, however, to policy terms and conditions, and deductibles. The ultimate outcome of these lawsuits and the likelihood as to whether class action certification will be granted cannot presently be determined.

19. Business Segment Information

The results of operations are reported in two business segments, consisting of the Power Transmission segment and the Water Management segment. The PT segment manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction equipment, chemicals, energy, food and beverage, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The WM segment manufactures professional grade specification plumbing, water treatment and waste water control products serving the commercial, institutional, civil, municipal, hydropower and public water works construction markets.

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

Business Segment Information:

(in Millions)

			Predecessor
	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006
Net sales
Power Transmission	$1,342.3	$852.0	$334.2	$1,081.4
Water Management	511.2	69.5	—	—

Consolidated	$1,853.5	$921.5	$334.2	$1,081.4

Income (loss) from operations
Power Transmission	$205.6	$118.4	$33.2	$150.4
Water Management	70.7	10.3	—	—
Corporate	(17.3)	(15.6)	(67.5)	(45.9)

Consolidated	259.0	113.1	(34.3)	104.5
Non-operating expense:
Interest expense, net	(191.8)	(105.0)	(21.0)	(61.5)
Other expense, net	(5.3)	5.7	(0.4)	(3.8)

Income (loss) before income taxes	61.9	13.8	(55.7)	39.2
Provision (benefit) for income taxes	21.0	10.9	(16.1)	16.3

Net income (loss)	$40.9	$2.9	$(39.6)	$22.9

Transaction-related costs (included in Income (loss) from operations)
Corporate	$—	$—	$62.7	$—

Restructuring and other similar costs (included in Income (loss) from operations)
Corporate	$—	$—	$—	$31.1

Depreciation and Amortization
Power Transmission	$77.5	$59.4	$19.0	$58.7
Water Management	26.6	3.6	—	—

Consolidated	$104.1	$63.0	$19.0	$58.7

Capital Expenditures
Power Transmission	$51.5	$27.6	$11.7	$37.1
Water Management	3.4	0.4	—	—

Consolidated	$54.9	$28.0	$11.7	$37.1

	March 31, 2008	March 31, 2007
Total Assets
Power Transmission	$2,539.3	$2,436.8
Water Management	1,265.9	1,336.4

Consolidated	$3,805.2	$3,773.2

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales				Long-lived Assets
			Predecessor				Predecessor
	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006	March 31, 2008	March 31, 2007	March 31, 2006
United States	$1,392.1	$654.0	$235.8	$771.3	$2,379.6	$2,435.7	$905.8
Europe	285.2	169.0	65.1	202.7	250.6	258.5	240.1
Rest of World	176.2	98.5	33.3	107.4	28.7	24.8	14.5

	$1,853.5	$921.5	$334.2	$1,081.4	$2,658.9	$2,719.0	$1,160.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

20. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company as of March 31, 2008 and 2007 and for the year ended March 31, 2008 and the period from July 22, 2006 through March 31, 2007 for (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC (formerly Rexnord Corporation), which together are co-issuers (the “Issuers”) of the senior notes and senior subordinated notes issued on July 21, 2006 in connection with the Merger; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

The following schedules also present condensed consolidating financial information of the Predecessor for the period from April 1, 2006 through July 21, 2006 and the year ended March 31, 2006 for (a) RBS Global, Inc., the Parent company; (b) Rexnord LLC (formerly Rexnord Corporation), a wholly-owned subsidiary of RBS Global, Inc. and the issuer of the prior senior subordinated notes, substantially all of which were repurchased on July 21, 2006 in connection with the Merger; (c) on a combined basis, the domestic subsidiaries of the Predecessor, all of which were wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Predecessor (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the prior senior subordinated notes were full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

March 31, 2008

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$100.2	$41.7	$—	$141.9
Receivables, net	—	206.0	82.5	—	288.5
Inventories, net	—	304.5	65.8	—	370.3
Other current assets	—	18.3	16.7	—	35.0

Total current assets	—	629.0	206.7	—	835.7

Receivable from (payable to) affiliates, net	24.7	27.2	(51.9)	—	—
Property, plant and equipment, net	—	346.2	97.1	—	443.3
Intangible assets, net	—	861.0	22.9	—	883.9
Goodwill	—	1,150.0	181.7	—	1,331.7
Investment in:
Guarantor subsidiaaries	1,970.5	—	—	(1,970.5)	—
Non-guarantor subsidiaries	—	618.9	—	(618.9)	—
Insurance for asbestos claims	—	134.0	—	—	134.0
Pension assets	—	101.5	0.3	—	101.8
Other assets	62.1	8.2	4.5	—	74.8

Total assets	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.2	$0.7	$—	$2.9
Trade payables	—	121.5	57.1	—	178.6
Income taxes payable	0.4	(1.6)	6.0	—	4.8
Deferred income taxes	8.6	4.1	(1.0)	—	11.7
Compensation and benefits	—	54.8	16.5	—	71.3
Current portion of pension obligation	—	0.3	2.7	—	3.0
Current portion of postretirement obligation	—	3.6	—	—	3.6
Interest payable	27.2	0.1	0.1	—	27.4
Other current liabilities	0.8	74.4	20.6	—	95.8

Total current liabilities	39.0	257.4	102.7	—	399.1

Long-term debt	2,019.1	0.7	1.8	—	2,021.6
Note (receivable from) payable to affiliates, net	(936.0)	1,283.4	(347.4)	—	—
Pension obligations	—	18.3	50.7	—	69.0
Postretirement benefit obligations	—	49.5	—	—	49.5
Deferred income taxes	157.1	145.6	15.5	—	318.2
Reserve for asbestos claims	—	134.0	—	—	134.0
Other liabilities	33.5	16.6	19.1	—	69.2

Total liabilities	1,312.7	1,905.5	(157.6)	—	3,060.6
Total stockholders’ equity	744.6	1,970.5	618.9	(2,589.4)	744.6

Total liabilities and stockholders’ equity	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Condensed Consolidating Balance Sheet

March 31, 2007

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$32.2	$23.9	$—	$56.1
Receivables, net	—	183.6	70.8	—	254.4
Inventories, net	—	318.3	66.0	—	384.3
Other current assets	—	12.8	13.5	—	26.3

Total current assets	—	546.9	174.2	—	721.1

Receivable from (payable to) affiliates, net	86.8	27.2	(114.0)	—	—
Property, plant and equipment, net	—	340.0	97.1	—	437.1
Intangible assets, net	—	944.8	42.9	—	987.7
Goodwill	—	1,130.5	163.7	—	1,294.2
Investment in:
Guarantor subsidiaries	1,876.6	—	—	(1,876.6)	—
Non-guarantor subsidiaries	—	633.6	—	(633.6)	—
Insurance for asbestos claims	—	136.0	—	—	136.0
Pension assets	—	114.6	—	—	114.6
Other assets	69.9	10.2	2.4	—	82.5

Total assets	$2,033.3	$3,883.8	$366.3	$(2,510.2)	$3,773.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$0.4	$1.8	$—	$2.2
Trade payables	—	106.5	47.9	—	154.4
Income taxes payable	(1.1)	1.3	3.3	—	3.5
Deferred income taxes	10.5	5.8	0.6	—	16.9
Compensation and benefits	—	36.2	16.7	—	52.9
Current portion of pension obligation	—	8.6	0.8	—	9.4
Current portion of postretirement obligation	—	4.9	—	—	4.9
Interest payable	30.4	0.1	—	—	30.5
Other current liabilities	0.1	62.6	12.1	—	74.8

Total current liabilities	39.9	226.4	83.2	—	349.5

Long-term debt	2,042.0	0.8	1.9	—	2,044.7
Note (receivable from) payable to affiliates, net	(927.9)	1,356.7	(428.8)	—	—
Pension obligations	—	27.4	41.4	—	68.8
Postretirement benefit obligations	—	52.3	—	—	52.3
Deferred income taxes	164.5	192.6	24.2	—	381.3
Reserve for asbestos claims	—	136.0	—	—	136.0
Other liabilities	15.2	15.0	10.8	—	41.0

Total liabilities	1,333.7	2,007.2	(267.3)	—	3,073.6
Total stockholders’ equity	699.6	1,876.6	633.6	(2,510.2)	699.6

Total liabilities and stockholders’ equity	$2,033.3	$3,883.8	$366.3	$(2,510.2)	$3,773.2

Condensed Consolidating Statement of Operations

Year Ended March 31, 2008

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,450.9	$479.7	$(77.1)	$1,853.5
Cost of sales	—	981.7	345.8	(77.1)	1,250.4

Gross profit	—	469.2	133.9	—	603.1
Selling, general and administrative expenses	—	238.6	73.6	—	312.2
Loss on divestiture	—	1.3	9.9	—	11.2
Gain on Canal Street accident, net	—	(29.2)	—	—	(29.2)
Amortization of intangible assets	—	49.7	0.2	—	49.9

Income from operations	—	208.8	50.2	—	259.0
Non-operating income (expense):
Interest expense:
To third parties	(194.2)	3.0	(0.6)	—	(191.8)
To affiliates	103.7	(91.4)	(12.3)	—	—
Other, net	85.1	(74.3)	(16.1)	—	(5.3)

(Loss) income before income taxes	(5.4)	46.1	21.2	—	61.9
Provision for income taxes	0.9	10.7	9.4	—	21.0

(Loss) income before equity in earnings of subsidiaries	(6.3)	35.4	11.8	—	40.9
Equity in earnings of subsidiaries	47.2	11.8	—	(59.0)	—

Net income	$40.9	$47.2	$11.8	$(59.0)	$40.9

Condensed Consolidating Statement of Operations

Period from July 22, 2006 through March 31, 2007

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$695.3	$276.4	$(50.2)	$921.5
Cost of sales	—	477.2	201.2	(50.2)	628.2

Gross profit	—	218.1	75.2	—	293.3
Selling, general and administrative expenses	—	116.6	42.7	—	159.3
Gain on Canal Street accident, net	—	(6.0)	—	—	(6.0)
Amortization of intangible assets	—	26.7	0.2	—	26.9

Income from operations	—	80.8	32.3	—	113.1
Nonoperating income (expense):
Interest expense:
To third parties	(105.5)	0.6	(0.1)	—	(105.0)
To affiliates	26.5	(21.6)	(4.9)	—	—

Other, net	(2.2)	20.4	(12.5)	—	5.7
(Loss) income before income taxes	(81.2)	80.2	14.8	—	13.8
(Benefit) provision for income taxes	(4.0)	8.3	6.6	—	10.9

(Loss) income before equity in earnings of subsidiaries	(77.2)	71.9	8.2	—	2.9
Equity in earnings of subsidiaries	80.1	8.2	—	(88.3)	—

Net income	$2.9	$80.1	$8.2	$(88.3)	$2.9

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

Condensed Consolidating Statement of Operations

Predecessor

Year Ended March 31, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$818.4	$316.6	$(53.6)	$1,081.4
Cost of sales	—	—	563.2	232.7	(53.6)	742.3

Gross profit	—	—	255.2	83.9	—	339.1
Selling, general and administrative expenses	0.7	0.1	131.6	55.4	—	187.8
Restructuring and other similar costs	—	—	23.6	7.5	—	31.1
Amortization of intangible assets	—	—	15.6	0.1	—	15.7

Income (loss) from operations	(0.7)	(0.10)	84.4	20.9	—	104.5
Nonoperating income (expense):
Interest expense:
To third parties	—	(60.1)	(0.4)	(1.0)	—	(61.5)
To affiliates	—	20.2	(11.5)	(8.7)	—	—
Other, net	(2.0)	5.8	1.4	(9.0)	—	(3.8)

Income (loss) before income taxes	(2.7)	(34.2)	73.9	2.2	—	39.2
Provision (benefit ) for income taxes	(0.9)	(7.5)	15.5	9.2	—	16.3

Income (loss) before equity in earnings (loss) of subsidiaries	(1.8)	(26.7)	58.4	(7.0)	—	22.9
Equity in earnings (loss) of subsidiaries	24.7	51.4	(7.0)	—	(69.1)	—

Net income (loss)	$22.9	$24.7	$51.4	$(7.0)	$(69.1)	$22.9

Condensed Consolidating Statement of Cash Flows

Year Ended March 31, 2008

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$40.9	$47.2	$11.8	$(59.0)	$40.9
Noncash adjustments	(47.1)	79.5	21.0	59.0	112.4
Changes in operating assets and liabilities, including intercompany activity	26.8	59.0	(6.3)	—	79.5

Cash provided by operating activities	20.6	185.7	26.5	—	232.8

Investing activities
Expenditures for property, plant and equipment	—	(45.1)	(9.8)	—	(54.9)
Proceeds from dispositions of property, plant and equipment	—	0.3	0.1	—	0.4
Proceeds from sale of short term investments	—	6.6	—	—	6.6
Acquisitions, net of cash acquired	—	(73.7)	—	—	(73.7)

Cash used for investing activities	—	(111.9)	(9.7)	—	(121.6)

Financing activities
Repayments of long-term debt	(20.0)	(5.8)	(1.6)	—	(27.4)
Payment of financing fees	(0.6)	—	—	—	(0.6)

Cash used for financing activities	(20.6)	(5.8)	(1.6)	—	(28.0)
Effect of exchange rate changes on cash	—	—	2.6	—	2.6

Increase in cash	—	68.0	17.8	—	85.8
Cash at beginning of year	—	32.2	23.9	—	56.1

Cash at end of year	$—	$100.2	$41.7	$—	$141.9

Condensed Consolidating Statement of Cash Flows

Period from July 22, 2006 through March 31, 2007

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2.9	$80.1	$8.2	$(88.3)	$2.9
Noncash adjustments	99.6	(108.4)	10.5	88.3	90.0
Changes in operating assets and liabilities, including intercompany activity	(111.9)	73.0	8.7	—	(30.2)

Cash (used for) provided by operating activities	(9.4)	44.7	27.4	—	62.7

Investing activities
Expenditures for property, plant and equipment	—	(18.8)	(9.2)	—	(28.0)
Proceeds from dispositions of property, plant and equipment	—	1.3	—	—	1.3
Acquisitions, net of cash acquired	(1,898.5)	(0.3)	—	—	(1,898.8)

Cash used for investing activities	(1,898.5)	(17.8)	(9.2)	—	(1,925.5)

Financing activities
Proceeds from issuance of long-term debt	2,100.0	—	—	—	2,100.0
Repayments of long-term debt	(816.0)	(0.2)	(0.1)	—	(816.3)
Payment of financing fees	(74.8)	—	—	—	(74.8)
Payment of tender premium	(23.1)	—	—	—	(23.1)
Capital contributions	720.2	—	—	—	720.2
Proceeds from issuance of common stock	1.6	—	—	—	1.6

Cash provided by (used for) financing activities	1,907.9	(0.2)	(0.1)	—	1,907.6
Effect of exchange rate changes on cash	—	—	0.5	—	0.5

Increase in cash	—	26.7	18.6	—	45.3
Cash at beginning of period	—	5.5	5.3	—	10.8

Cash at end of period	$—	$32.2	$23.9	$—	$56.1

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

Condensed Consolidating Statement of Cash Flows

Predecessor

Year Ended March 31, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$22.9	$24.7	$51.4	$(7.0)	$(69.1)	$22.9
Noncash adjustments	(25.1)	(48.3)	65.3	11.8	69.1	72.8
Changes in operating assets and liabilities	1.0	83.5	(91.3)	3.0	—	(3.8)

Cash provided by (used for) operating activities	(1.2)	59.9	25.4	7.8	—	91.9
Investing activities
Acquisition of Falk, net of cash acquired	—	(301.3)	—	—	—	(301.3)
Expenditures for property, plant and equipment	—	—	(28.9)	(8.2)	—	(37.1)
Proceeds from dispositions of fixed assets	—	—	0.9	1.4	—	2.3

Cash used for investing activities	—	(301.3)	(28.0)	(6.8)	—	(336.1)
Financing activities
Proceeds from issuance of long-term debt	—	312.0	—	—	—	312.0
Repayments of long-term debt	—	(63.0)	—	(2.0)	—	(65.0)
Payment of financing fees	—	(7.6)	—	—	—	(7.6)
Proceeds from issuance of common stock	1.2	—	—	—	—	1.2

Cash provided by (used for) financing activities	1.2	241.4	—	(2.0)	—	240.6
Effect of exchange rate changes on cash	—	—	—	(0.2)	—	(0.2)

Decrease in cash	—	—	(2.6)	(1.2)	—	(3.8)
Cash at beginning of period	—	—	15.9	10.4	—	26.3

Cash at end of period	$—	$—	$13.3	$9.2	$—	$22.5

21. Quarterly Results of Operations (unaudited)

(in millions)

Fiscal Year 2008	First	Second	Third	Fourth
Net sales	$448.2	$453.9	$449.1	$502.3
Gross profit	142.0	149.2	147.6	164.3
Net income	2.4	7.0	19.8	11.7

On March 28, 2008, the Company sold its French subsidiary, Rexnord SAS, to members of that company’s local management team for €1 (one Euro), subject to a customary post-close working capital adjustment. In connection with the sale, the Company recorded a pretax loss on divestiture of approximately $11.2 million (including transaction costs), which was recognized in the Company’s fourth quarter of the year ended March 31, 2008. See Note 3 for further information regarding the sale.

	Predecessor
Fiscal Year 2007	First	Period from July 3, 2006 through July 21, 2006	Period from July 22, 2006 through September 30, 2006	Third	Fourth
Net sales	$288.4	$45.8	$252.3	$283.1	$386.1
Gross profit	89.7	6.8	84.0	84.1	125.2
Net income (loss)	(2.8)	(36.8)	0.4	(4.5)	7.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2008.

On January 31, 2008, we completed our acquisition of GA Industries, Inc. (“GA”). As this acquisition occurred late in our fiscal year, we have excluded GA from our assessment of internal control over financial reporting at March 31, 2008. For the period from February 1, 2008 through March 31, 2008, GA represented less than one percent of consolidated net sales and net income. As of March 31, 2008, GA represented less than three percent of consolidated total assets.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

The registrants have respectively amended the By-laws of RBS Global, Inc. and the Limited Liability Company Agreement of Rexnord LLC, as set forth in the attached exhibits, to clarify the position of Chairman of the Board in each of the respective companies as being a non-officer position. See exhibits 3.29 and 3.30 for further information.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our directors and executive officers as of the date of this filing of this Form 10-K:

Name	Age	Position(s)
George M. Sherman	66	Chairman of the Board of RBS Global and Director of Rexnord LLC

Robert A. Hitt	50	President, Chief Executive Officer and Director of RBS Global and Rexnord LLC

George C. Moore	53	Executive Vice President of RBS Global and Rexnord LLC and Director of Rexnord LLC

Alex P. Marini	61	President, Water Management Group

Todd A. Adams	37	Senior Vice President and Chief Financial Officer of RBS Global and Rexnord LLC

Laurence M. Berg	42	Director, RBS Global

Peter P. Copses	49	Director, RBS Global

Damian Giangiacomo	31	Director, RBS Global

Praveen R. Jeyarajah	40	Director, RBS Global

Steven Martinez	39	Director, RBS Global

George M. Sherman has been the Non-Executive Chairman of RBS Global since 2002 and was the Chairman of Rexnord Corporation from 2002 until its conversion to a LLC and has been a member of its Board since then. Mr. Sherman also served as the Chairman of Campbell Soup from August 2001 to November 2004, and currently serves as the chairman of Jacuzzi Brands. Prior to his appointment with Campbell Soup, Mr. Sherman was the Chief Executive Officer at Danaher Corporation, a manufacturer of process/environmental controls and tools and components, from 1990 to May 2001. Prior to joining Danaher, he was Executive Vice President at Black and Decker Corporation.

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

George C. Moore became our Executive Vice President and Chief Financial Officer in September 2006. Effective April 1, 2008, he relinquished his role as Chief Financial Officer to Todd Adams our former Vice President, Controller and Treasurer. Mr. Moore will retain his position of Executive Vice President. Prior to joining the Company Mr. Moore had been the Executive Vice President and Chief Financial Officer of Maytag, a manufacturer of major appliances and household products, since 2003. Prior to that, Mr. Moore served as Group Vice President of Finance at Danaher Corporation, where he was employed since 1993. Mr. Moore also currently serves on the advisory board of FM Global.

Alex P. Marini became President of our Water Management Group upon consummation of the Zurn acquisition. Previously, Mr. Marini was the President and Chief Executive Officer of Jacuzzi since August 2006, the President and Chief Operating Officer of Jacuzzi from August 2005 to August 2006 and the President of Zurn from 1996 to August 2006. He joined Zurn in 1969 and held a variety of financial positions, including Vice President and

Group Controller. He was promoted to Vice President of Sales, Marketing and Administration in 1984, and in 1987 was named President of Wilkins, a Zurn division, a position he held until becoming President of Zurn. Mr. Marini is also a director of Jacuzzi Brands.

Todd A. Adams became our Chief Financial Officer and Senior Vice President in April 2008. Mr. Adams has been Vice President, Controller and Treasurer of both companies since July 2004. Prior to joining Rexnord, he held positions as Director of Financial Planning and Analysis at The Boeing Company from February 2003 to July 2004, Vice President & Controller of APW Ltd. from July 2000 to February 2003 and Vice President & Controller of Applied Power Inc. (currently Actuant Corporation) from May 1998 to July 2000.

Laurence M. Berg became a member of our board of directors in July 2006 upon consummation of the Apollo acquisition. Mr. Berg is a Senior Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1992. Prior to joining Apollo, Mr. Berg was a member of the Mergers and Acquisition Group at Drexel Burnham Lambert. Mr. Berg is also a director of Jacuzzi Brands and Connections Academy.

Peter P. Copses became a member of our board of directors in July 2006 upon the consummation of the Apollo acquisition. Mr. Copses is a Founding Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert, and subsequently at Donaldson, Lufkin & Jenrette Securities, primarily concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of Claire’s Stores, Linens N’ Things and Smart & Final.

Damian J. Giangiacomo became a member of our board of directors in October 2006. Mr. Giangiacomo is a principal at Apollo Management, L.P., where he has been employed since July 2000. Prior to joining Apollo, Mr. Giangiacomo was an investment banker at Morgan Stanley & Co. Mr. Giangiacomo is also a director of Linens N’ Things, Jacuzzi Brands and Connections Academy.

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

Steven Martinez became a member of our board of directors in July 2006 upon the consummation of the Apollo acquisition. Mr. Martinez is a Partner at Apollo Management, L.P. Prior to joining Apollo in 2000, he worked for Goldman Sachs & Co. and Bain and Company. Mr. Martinez also serves as a director of Prestige Cruises and Norwegian Cruise Lines.

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

Compensation Committee. The duties and responsibilities of the compensation committee include reviewing and approving the compensation of officers and directors, except that the compensation of officers serving on any such committee will be determined by the full board of directors. The members of the Compensation Committee are Messrs. Berg, Giangiacomo, Jeyarajah and Martinez (Chair) and Sherman.

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

Setting Executive Compensation and the Role of Our Executive Officers in Compensation Decisions

The Committee annually reviews and approves all compensation decisions related to our Named Executive Officers. Prior to making its annual compensation determinations for each executive officer (other than that of the Chief Executive Officer), one or more members of the Committee work together with the Chief Executive Officer to review the performance of the Company and, if applicable, the respective business group, the role of each executive in the various aspects of that performance, and the executive’s level of achievement of his or her AIPs. Based on this review, the Chief Executive Officer makes recommendations to the Committee as to the compensation of all executives (including the Named Executive Officers) other than himself. The Committee or designated member will consider these recommendations and use its discretion and judgment in accepting or modifying these recommendations in making its final determinations. None of the other Named Executive Officers had any role in determining the compensation of other Named Executive Officers.

The Committee has not retained a compensation consultant to review our executive compensation policies and procedures, although the Committee may from time to time obtain compensation studies to determine the relative strengths and weaknesses of our compensation packages. In determining the level of compensation to be paid to Named Executive Officers, we do not generally factor in amounts realized from prior compensation paid to Named Executive Officers or conduct any formal survey of the compensation paid by other comparable public companies. The Compensation Committee believes that its compensation decisions should be based primarily on the performance of the Company and the individual executive officers. In making its compensation decisions, the Compensation Committee also considers each Named Executive Officer’s responsibility for the overall operations of the Company. Thus, the compensation levels for Mr. Hitt are higher than they are for the other Named Executive Officers reflecting his responsibility as Chief Executive Officer for the overall operations of the Company.

2008 Executive Compensation Components

We compensate our executives though a variety of forms of cash and non-cash compensation. Our compensation program includes:

•	Cash compensation

•	base salaries

•	annual performance based awards

•	discretionary bonuses

•	special signing bonus

•	Long-term equity incentive awards

•	Retirement benefits

•	Severance benefits

The principal components of our executive compensation program for the fiscal year ended March 31, 2008 are discussed below.

Base Salary. The Committee reviews base salaries annually and makes adjustments from time to time and in connection with promotions and other changes in responsibilities. The Compensation Committee considers available market data, the experience, skills, knowledge and responsibilities required of the executives in their respective roles, and the individual’s performance. Based on our review, we determined that the appropriate base salary for each Named Executive Officer for fiscal 2008 was the amount reported for such officer in the “Salary” column of the “Summary Compensation Table” below. During fiscal 2008, Mr. Moore was awarded a salary increase of 5% of base salary effective in June, 2007 based on the factors cited above. Our existing employment agreements do not provide for mandatory minimum annual salary increases above the base salary amounts set forth in the employment agreements.

Annual Performance Based Awards. We believe that a substantial portion of our executive officers’ compensation should be variable and based on overall corporate financial performance, with the opportunity to earn substantial awards in connection with superior business and individual performance.

Cash incentives for our executive officers are principally awarded through our Management Incentive Plan (“MIP”). The MIP is designed to provide our key officers, including our Named Executive Officers, with appropriate incentives to achieve and exceed key annual business objectives by providing performance-based cash compensation in addition to their annual base salary. Under the terms of the MIP, participants are eligible to earn cash bonuses based upon the achievement by the Company of the financial targets established by the Committee and by the achievement of each executive’s AIPs. Each participant’s target bonus amount is based upon a specified percentage of the participant’s annual salary. Each participant is initially entitled to his target bonus amount if 100% of the specified performance targets (“Base Targets”) are achieved, subject to the AIP multiplier described below. The target bonus amount for Messrs. Hitt, Marini and Moore are 75%, 100% and 50% of salary, respectively.

Base Targets under the MIP are comprised of financial performance metrics, which are similar for each Named Executive Officer, and individual AIPs. The financial performance metrics for Messrs. Hitt and Moore are the same and are based on the Company consolidated financial performance metrics. The financial performance metrics for Mr. Marini is based on the Water Management financial performance metrics. For 2008 fiscal year, the financial performance metrics for the Company consolidated business were based upon EBITDA and debt reduction, and for the Water Management business they were based on EBITDA and Divisional Free Cash Flow (defined below) targets. These metrics are substantially the same as those that are established for the bonus system of our other management personnel and salaried employees and reflect the Compensation Committee’s belief that these measures correlate to the Company’s strategic goals. The Committee, with input from the Holdings Compensation Committee, sets the financial performance metrics. The Committee is responsible for setting the AIPs for our Chief Executive Officer and our Chief Executive Officer sets the AIPs for each of the other executive officers, including the Named Executive Officers, participating in the plan. The Committee also considers our strategic plan and determines what achievement will be required on an annual basis in order to drive to our multi-year performance commitment. The Committee’s intention in setting the Base Targets for fiscal 2008 was to provide strong incentive for the executives to perform at a high level and create a certain level of value for its owners in order for any annual incentives to be earned, thereby requiring an exceptional level of performance to attain or exceed the target level.

We define EBITDA as net income plus interest, income taxes, depreciation and amortization, plus adjustments for restructuring, stock based compensation expense, other expense, LIFO (income) expense, un-budgeted acquisitions, and other nonrecurring items, translated at constant currency as used for internal management reporting. For fiscal 2008 our Company Consolidated EBITDA target was $343.2 million, and the Water Management’s EBITDA target was $106.7 million. The Company Consolidated EBITDA finished the year at $359.0 or 105% to plan which generated a 112.5% payout. The Water Management EBITDA finished the year at $106.7 or 100% to plan generating a 100% payout. Debt Reduction is defined as the change in the Company’s total debt balance in a fiscal year. For fiscal 2008 our Company Consolidated Debt Reduction target was $66.1 million. The Committee concluded that the Company consolidated debt reduction for fiscal 2008 was $140.0 million or 212% of plan, generating a 635% payout. Free Cash Flow is defined as EBITDA plus or minus changes in trade working capital (a/r, inventory and a/p) less capital expenditures. The Water Management Divisional Free Cash Flow target for fiscal 2008 was $111.0 million. The Committee also concluded that the Water Management Divisional Free Cash Flow finished the year at $129.0 million or 117% to plan, generating a 160% payout. The Committee makes a determination as to whether the respective EBITDA and Debt Reduction/Free Cash Flow targets have been met, and determines the extent, if any, to which the target incentives should be paid. The Committee, in its sole discretion may consider, that any acquisition or disposition of any business by the Company, merger, consolidation, split-up, spin-off, or any unusual or nonrecurring transactions or events affecting the Company, or the financial statements of the Company, or change in applicable laws, regulations, or accounting principles occurs such that an adjustment is determined by the Committee to be appropriate, then the Committee shall, in good faith and in such manner as it may deem equitable, adjust the financial targets of the Plan.

Aggregate bonuses under the plan are weighted to include both financial metrics as well as the AIP performance. For 2008, we implemented a program modification for the Management Incentive Plan. The plan was changed from having 80% weight on EBITDA and Debt Reduction (each 50% weighted) and 20% weight on AIPs, to a plan of 100% weight on EBITDA and Debt Reduction (each 50% weighted) and a personal performance (AIPs) multiplier. Once the financial results have been calculated, each individual’s personal performance is calculated and the individual’s personal performance multiplier is determined and applied against the individual’s target bonus amount. The personal performance multiplier ranges from 0% to 150%. This program modification was implemented to align each Named Executive Officer’s individual performance for achieving their AIPs with their compensation and the overall performance of the Company. For plan participants to be eligible for a minimum bonus under the financial performance metrics, the Company must reach at least 90% of the respective metrics. However, there in no minimum bonus payable under the plan even if 90% or more of the financial performance metrics are achieved because the bonus payment is subject to the personal performance multiplier which could be 0%. The Management Incentive Plan also does not set a limit on the maximum bonus opportunity payable with respect to the financial performance based portion of the bonus formula. Instead, the plan provides that the percentage of the participant’s base bonus used to determine the participant’s financial performance based portion of the bonus for the fiscal year will increase incrementally as the level of achievement increases.

Messrs. Hitt, Moore and Marini’s AIPs were reviewed and approved by the board as 113%, 125% and 100%, respectively. Utilizing the financial targets and the AIP results, the bonus payments for Messrs. Hitt, Moore and Marini for fiscal 2008 were $1,813,271, $981,094 and $650,000, respectively. The Board believes the above targeted, financial results and individual achievements are appropriately aligned with the bonus awards approved under the plan.

The table set forth below titled “Grants of Plan-Based Awards” provides information regarding the target amounts that would be payable to the Named Executive Officers under the MIP for the fiscal year ended March 31, 2009 for Messrs. Hitt, Marini and Moore.

Discretionary Bonuses. In addition to annual incentive awards under the MIP, the Committee has the discretion to award additional performance-based compensation to our executives if the Committee determines that a particular executive has exceeded the objectives and/or goals established for such executive or made a unique contribution to the Company during the year. The Committee did not award any discretionary bonus awards for fiscal 2008.

Special Signing Bonus. The Company established the Special Signing Bonus Plan (the “Signing Bonus Plan”) effective July 21, 2006 to provide for the award of a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries to retain and motivate those individuals to continue to provide services to the Company following the date of its adoption (which was the date of the July 2006 Apollo acquisition). Mr. Hitt is the only Named Executive Officer who is a participant in the Signing Bonus Plan. Bonuses are payable to participants upon the earliest to occur of: (i) a change in control of the Company, (ii) the separation from service of the participant or (iii) a date specified for each participant (which is within 30 days after November 25, 2012 in the case of Mr. Hitt).

Long Term Equity Incentive Awards. The Holdings Compensation Committee may, from time to time, approve the grant of equity awards to our Named Executive Officers and other officers, employees, directors and consultants. The Committee and the Holdings Compensation Committee believe that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and align the interests of our executives with those of our owners. These equity awards are generally subject to time-based and performance based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards encourage executives to maximize Company performance and create value for our equity owners. Equity awards are generally provided through grants of stock options to purchase shares of Holdings’ common stock under the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”).

Among other things, the Holdings Compensation Committee decides which of our executives, employees, directors or consultants shall receive awards under the Option Plan, the exercise price, vesting terms and such other terms or conditions as the Holdings Compensation Committee may determine, in their sole discretion, provided such terms are consistent with the provisions of the Option Plan. With respect to options granted to our Named Executive Officers, 50% of the options granted to each officer under the Option Plan vest on a pro-rata basis over five years, subject to continued employment. The other 50% vest annually over five years subject to the Company meeting certain specified annual and cumulative performance targets, which currently include both annual and cumulative EBITDA and Debt Repayment targets. As is the case under the MIP, the Holdings Compensation Committee’s intention in setting the performance vesting targets for the options was that the Company would have to perform at a high level and create a certain level of value for its owners for any portion of the performance based options to vest.

The number of options that will vest with respect to the Company’s fiscal 2008 financial performance will be determined by the Holdings Compensation Committee at approximately the same time as the annual performance based awards for fiscal 2008 are determined and will be reported in a subsequent SEC filing. The fiscal 2008 performance targets for EBITDA and Debt Reduction are $343.2 million and $66.1 million, respectively.

As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment to prevent dilution or enlargement of the economic benefits intended to be made available under the awards, as a result of extraordinary events, including acquisitions or divestitures.

During the 2008 fiscal year, the Holdings Compensation Committee granted stock options to Messrs. Hitt, Marini and Moore. The corresponding number of stock options granted to our Named Executive Officers and the material terms of these options as of the end of our 2008 fiscal year are described below under “Narrative to Grants of Plan Based Awards.”

We do not have any program, plan or practice in place for selecting grant dates for awards under the Option Plan in coordination with the release of material non-public information. However, no options granted were based on material non-public information in determining the number of options awarded, and we did not “time” the release of any material non-public information to affect the value of those awards.

Retirement Benefits. Each of our continuing Named Executive Officers participates in qualified defined-benefit and/or defined-contribution retirement plans maintained by the Company on substantially the same terms as our other participating employees.

The Company adopted the Rexnord Supplemental Executive Retirement Plan (“SERP”) on January 1, 2004 to provide participants with deferred compensation opportunities. Mr. Hitt is the only participant in the SERP. Under the plan, during the term of each participant’s active employment with the Company, each participant’s account is credited annually as of each December 31 with a percentage of his compensation and account balances are credited at an annual interest rate of 6.75%. Account balances become payable upon a termination of employment.

Under the terms of Mr. Marini’s employment agreement with the Company, Mr. Marini is entitled to receive a monthly supplemental retirement benefit commencing upon his retirement, so long as his employment is not terminated for “cause.” The amount of the monthly supplemental retirement benefit is determined as of Mr. Marini’s retirement date and is an amount necessary to provide Mr. Marini with a monthly 60% joint and survivor annuity during Mr. Marini’s life after his retirement equal to the positive difference, if any, between $20,000 less his “existing retirement benefit” (as defined in the employment agreement). If Mr. Marini voluntarily terminates his employment with the Company for any reason other than a termination for “good reason”, death or disability, he must give the Company six months notice of his termination in order to receive the supplemental retirement benefit. If he does not give the Company the six months notice, Mr. Marini will be required to pay the Company an amount equal to his then current base salary. The Company believes that the benefits provided to Mr. Marini recognize the substantial past and expected future contributions to the Company (including his prior service with Zurn).

Severance Benefits. We have entered into employment agreements with Messrs. Hitt and Marini that, among other things, provide that the executive would be entitled to certain severance benefits in the event of a termination of employment during the term of the respective agreement if such termination is: (i) initiated by us without cause or (ii) initiated by the respective officer for good reason (each as defined in the respective agreements). The Committee has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. We believe that a termination by the executive for good reason (or constructive termination) is conceptually the same as an actual termination by the Company without cause; therefore, we believe it is appropriate to provide severance benefits following such a constructive termination of the executive’s employment.

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

Perquisites and Other Personal Benefits. The Company provides the Named Executive Officers with perquisites and other personal benefits that the Company and the Company’s Compensation Committee believe are reasonable, competitive and consistent with the overall compensation program. The Committee periodically reviews the perquisites and other benefits provided to the Named Executive Officers. In particular, Messrs. Hitt and Moore receive travel reimbursement in connection with travel to and from their respective principal residences, which are located out-of-state, and housing reimbursement in Milwaukee, Wisconsin.

Compensation Committee Report on Executive Compensation(1)

The Company’s Compensation Committee has certain duties and powers as described in its charter. The Company’s Compensation Committee is currently composed of the five non-employee directors named at the end of this report. The Company’s Compensation Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Company’s Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Berg, Giangiacomo and Martinez, whose names appear on the Compensation Committee Report above, became Compensation Committee members immediately following the Apollo acquisition in July 2006. Each of these directors are partners of Apollo Management, L.P., the controlling stockholder of Holdings. In fiscal 2008 we paid an annual consulting fee, currently set at $3.0 million per year, to Apollo or one of its affiliates. In fiscal 2008 the Company also reimbursed approximately $71,000 in out-of-pocket expenses to Mr. George Sherman. Mr. Jeyarajah, whose name also appears on the above Compensation Committee Report, is a Managing Director of Cypress. Out-of-pocket expenses of approximately $38,000 were reimbursed to Mr. Jeyarajah in fiscal 2008. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended March 31, 2008.

Summary Compensation Table

The following table presents information about the compensation of our Chief Executive Officer, our Chief Financial Officer and our other executive officer, whom we refer to as our Named Executive Officers, for the years ended March 31, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)[2]	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[3]	All Other Compensation ($)[4]	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert A. Hitt, President and Chief Executive Officer	2008	$575,000	—	—	$1,211,807	$1,813,271	$7,624	$203,845	$3,811,547
	2007	$558,942	—	—	$807,844	$507,797	$3,510	$1,025,811	$2,903,904
George C. Moore, Executive Vice President and Chief Financial Officer[5]	2008	$411,537	—	—	$247,219	$981,094	—	$105,719	$1,745,569
	2007	$215,384	—	—	$101,529	$151,667	—	$32,862	$501,442
Alex P. Marini, President, Water Management Group[6]	2008	$507,500	—	—	$375,076	$650,000	—	$17,798	$1,550,374
	2007	$75,000	—	—	—	$212,414	$1,309,766	$6,621	$1,603,801

(1)	The amounts in column (f) reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended March 31, 2008, in accordance with SFAS 123(R). For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see (i) the discussion of option awards contained in Note 14 (Stock-Based Compensation) to our Consolidated Financial Statements included herewith and (ii) similar notes contained in our Consolidated Financial Statements filed on Form 10-Ks for prior fiscal years as to the option awards granted in those years, each of which notes is incorporated herein by reference. Equity based awards are denominated in shares of common stock of our indirect parent, Rexnord Holdings, Inc.
(2)	The amounts in column (g) for fiscal 2008 represent the dollar amount paid as cash incentive awards under the Company’s MIP to Messrs. Hitt, Marini and Moore for fiscal 2008 performance.
(3)

The amounts in column (h) for Mr. Hitt represent the sum of the actuarial increase in the present value of each of his benefits under our Rexnord Non-Union Pension Plan plus interest on deferred compensation account balances under the SERP considered under SEC rules to be at above-market rates in the following amounts: $5,382 actuarial increase in pension value and $2,242 interest. The change in the actuarial present value of the accrued pension benefit is based on the difference of the present value of the accrued benefit as of the December 31, 2007 measurement date (used for financial statement reporting purposes) and the present value of the accrued benefit as of the prior year measurement date (used for financial statement reporting purposes). The amount in column (h) for Mr. Marini for 2008 is reported as zero because the change in the actuarial present value of the aggregate accumulated pension benefit for Mr. Marini pursuant to the terms of his employment agreement and his benefit under the Rexnord Non-Union Pension Plan calculated as of December 31, 2007 represents a decrease of $45,098 over the actuarial present value of his aggregate accumulated pension benefit pursuant to the terms of his employment agreement and his benefit under the Rexnord Non-Union Pension Plan calculated as of the prior year measurement date. For comparison purposes, the amount reported for fiscal 2007 includes the full value of the supplemental retirement benefit Mr. Marini is entitled to receive from the Company pursuant to the terms of his employment agreement valued as of February 7, 2007, the date the agreement was executed. These amounts were determined using the same actuarial assumptions applied for financial reporting purposes for the December 31, 2007 and December 31, 2006 measurement dates. Mr. Marini is also a participant under the Jacuzzi Brands Inc. Master Pension Plan, which was merged into the Rexnord Non-Union Pension Plan as of April 13, 2007. See “Pension Benefit Table” below for a description of the supplemental retirement benefit and the aggregate pension benefits to which he is entitled under the Rexnord Non-Union Pension Plan.

(4)	For Mr. Hitt, for fiscal 2008, column (i) includes a 401(k) matching contribution of $7,750, a 401(k) personal retirement account (“PRA”) contribution of $6,750, a contribution of $111,998 to the SERP, a temporary housing benefit of $28,625, commuting reimbursements of $16,753, an auto benefit of $2,864, Exec-U care benefits of $5,686 and tax gross-ups in the aggregate of $23,419. For Mr. Moore, for fiscal 2008, amounts include a 401(k) matching contribution of $7,154, a PRA contribution of $6,750, a temporary housing benefit of $32,485, commuting reimbursements of $21,881, an auto benefit of $11,455 and aggregate tax gross-ups of $25,994. For Mr. Marini, for fiscal 2008, column (i) includes club dues of $6,142, an auto benefit of $1,342, a 401(k) matching contribution of $6,750 and aggregate tax gross-ups of $3,564.

Compensation of Named Executive Officers

The “Summary Compensation Table” above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2008 and fiscal 2007. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, long-term equity incentives consisting of stock options, cash incentive compensation and, for certain Named Executive Officers, the change in pension value relating to our tax-qualified defined benefit plans and contract benefits and certain earnings on relating to our nonqualified defined contribution plan and SERP. Named Executive Officers also earned or were paid the other benefits listed in Column (i) of the “Summary Compensation Table,” as further described in footnote (4) to the table.

The “Summary Compensation Table” should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer’s employment agreement is provided immediately following this paragraph. The “Grants of Plan-Based Awards in Fiscal 2008” table, and the description of the material terms of the stock options that follows it, provides information regarding the long-term equity incentives awarded to Named Executive Officers in fiscal 2008. The “Outstanding Equity Awards at Fiscal 2008 Year-End” and “Option Exercises and Stock Vested in Fiscal 2008” tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards. The “Pension Benefits Table” and related description of the material terms of our defined benefit plans describe each Named Executive Officer’s retirement benefits under our tax qualified and nonqualified defined benefit plans and agreements to provide context to the amounts listed in the “Summary Compensation Table.” The “Nonqualified Deferred Compensation Plans” table and related description of the material terms of the SERP describe the benefits for Mr. Hitt under the SERP. The discussion under “—Potential Payments Upon a Termination or Change in Control” below is intended to further explain the potential future payments that are, or may become, payable to our Named Executive Officers under certain circumstances.

Description of Employment Agreements

The Company has entered into employment agreements with Messrs. Hitt and Marini.

The agreement for Mr. Hitt was effective as of July 21, 2006 and provides for a five-year term, subject to automatic extension for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Mr. Hitt’s initial annual salary, which may be increased by our board of directors, was $575,000, and he is eligible to receive an incentive compensation bonus under the terms of our Management Incentive Plan.

The employment agreement with Mr. Marini, which was effective as of February 7, 2007, provides for an initial term of employment through August 31, 2008, subject to automatic extensions for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the agreement, Mr. Marini’s annual base salary was $500,000, which may be increased by the Company’s Chairman or Chief Executive Officer. Mr. Marini is eligible to receive a discretionary bonus under the Company’s annual bonus plan established for each fiscal year commencing with fiscal 2008 with an annual cash target bonus opportunity for each fiscal year equal to 100% of his base salary. See the discussion following the “Pension Benefit Table” below for a description of the terms of Mr. Marini’s supplemental pension benefit.

Each of the employment agreements for Mr. Hitt and Mr. Marini provide for severance payments and benefits upon a termination of employment, as further described under “—Potential Payments Upon Termination or Change in Control” below.

Grants of Plan-Based Awards in Fiscal 2008

The following table presents information about grants of plan-based awards made to our Named Executive Officers during the fiscal year ended March 31, 2008. Equity awards are denominated in shares of common stock of our indirect parent, Rexnord Holdings, Inc.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)[2]	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($)
		Threshold[3] ($)	Target ($)[4]	Maximum ($)[5]	Threshold (#)[6]	Target (#)[7]	Maximum (#)[8]
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Robert A. Hitt	4/19/07	—	431,250	—	3,517	70,339	70,339	—	70,339	19.94	[9]
George C. Moore	4/19/07	—	210,000	—	1,456	29,120	29,120	—	29,120	19.94	[9]
Alex P. Marini	4/19/07	—	500,000	—	5,131	102,622	102,622	—	102,622	19.94	[9]

(1)	Amounts reflect target cash incentive awards under the MIP for the 2009 fiscal year for each named executive officer. Each named executive officer would likely be eligible to participate in the MIP on similar terms with respect to future years of employment, although the amount of the target cash incentive award could change from year to year based on changes to base salary or other factors.
(2)	Represents the portion (50%) of the options granted to each Named Executive Officer under the Option Plan not subject to performance based vesting. These options vest in equal portions on the first five anniversaries of the grant date based upon continued employment.
(3)	There is no minimum amount payable under the Company’s Management Incentive Plan. No payout is earned if either the Company fails to achieve the minimum targets for EBITDA and Debt Reduction, or if an individual receives a zero achievement on their AIP multiplier.
(4)	Represents the aggregate amount payable under the Company’s Management Incentive Plan if 100% of the performance measures are met and a 1.0 AIP multiplier is used for the 2009 fiscal year for Messrs. Hitt, Marini and Moore assuming each executive’s current annual salary, excluding any additional discretionary bonus which could be paid under the plan.
(5)	The Management Incentive Plan does not set a limit on the maximum bonus opportunity payable with respect to the financial performance based portion of the bonus formula because the actual performance based portion of our Named Executive Officers’ bonus may exceed 100% of their respective target bonus if the actual financial performance exceeds the specified Base Targets.
(6)	Represents the minimum number of option shares that would vest under the Option Plan if the lowest performance threshold for vesting is satisfied.
(7)	Represents the number of option shares that would vest under the Option Plan if 100% of the target performance for each metric under the plan is satisfied.
(8)	Represents the maximum number of options that could vest under the Option Plan.
(9)	On the grant date, both the exercise price and the deemed fair market value of Rexnord Holdings, Inc. Common Stock were $19.94.

Narrative to Grants of Plan Based Awards

As described under “Elements of 2008 Executive Compensation—Annual Performance-Based Awards,” the Management Incentive Plan provides for cash incentive awards based on three criteria: the achievement of personal goals, referred to as “annual improvement priorities” or AIPs, the achievement of minimum annual EBITDA targets and the reduction of the Company’s debt by predetermined minimum levels.

Under the Option Plan, the vesting criteria for 50% of all options granted to our Named Executive Officers under the Option Plan, including those options granted in fiscal 2008, is based upon annual and cumulative EBITDA and debt reduction targets over a five year period (the other 50% of such options vest in five equal amounts based on continued employment with the Company, subject to accelerated vesting or other modifications, as determined by the Committee). As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment appropriate to prevent dilution or enlargement of the economic benefits intended to be made available under the awards as a result of extraordinary events, including as a result of an acquisition or divestiture.

Outstanding Equity Awards at Fiscal 2008 Year-End

The following table presents information about outstanding and unexercised options held by our Named Executive Officers at March 31, 2008. Equity awards are denominated in shares of common stock of our indirect parent, Rexnord Holdings, Inc.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable[1]	Number of Securities Underlying Unexercised Options (#) Unexercisable[2]	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options[3] (#)	Option Exercise Price ($)		Option Expiration Date[4]
(a)	(b)	(c)	(d)	(e)		(f)
Robert A. Hitt	115,791 —	— 92,282.5 63,300	— 92,282.5 63,300	$ $ $	7.13 19.94 19.94	07/21/16 07/21/16 4/19/17
George C. Moore	—	13,842.5 26,208	13,842.5 26,208	$ $	19.94 19.94	10/25/16 4/19/17
Alex P. Marini	—	102,622	102,622		$19.94	4/19/17

(1)	Represents options to purchase common stock of RBS Global held by Mr. Hitt which were converted into the right to purchase 115,791 shares of Holdings at a price per share of $7.13 in connection with the Apollo acquisition (“Roll-Over Options”).
(2)	Represents 50% of the aggregate options granted to the Named Executive Officer under the Option Plan, which options vest based on continued employment in equal annual amounts on each of the first five anniversaries of the July 21, 2006 grant date for Mr. Hitt’s initial options, the October 25, 2006 grant date for Mr. Moore’s initial options and the April 19, 2007 grant date for the additional options granted to Messrs. Hitt, Moore and Marini.
(3)	Represents 50% of the aggregate options granted to the Named Executive Officer under the Option Plan, which options are subject to performance based vesting over five years from the date of grant subject to the Company meeting certain specific performance targets in that five year period, which include both annual and cumulative EBITDA and debt reduction targets.
(4)	The option expiration date shown in column (f) above is the stated expiration date, and the latest date that the options may be exercised. The options may terminate earlier upon a termination of employment or in connection with a change in control of the Company.

Narrative to the Outstanding Equity Awards

Outstanding options currently consist of Roll-Over Options granted to Mr. Hitt in connection with the Apollo acquisition and incentive based options granted to Messrs. Hitt, Marini and Moore pursuant to the Option Plan. In both cases the options represent the right to purchase shares of common stock of Rexnord Holdings, Inc. our indirect parent.

The options granted under the Option Plan may become fully vested if there is a change in control of the Company or if Holdings experiences certain liquidity events.

Option Exercises and Stock Vested in Fiscal 2008

The following table provides information regarding exercises of option awards by our Named Executive Officers during the fiscal year ended March 31, 2008.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
(a)	(b)	(c)
Robert A. Hitt	60,208	—
George C. Moore	12,745	—
Alex P. Marini	—	—

(1)	The amount reported in this column for Messrs. Hitt and Moore is zero because on the date the options were exercised, both the exercise price and the deemed fair market value of Holding’s common stock on such date were $19.94, and thus Messrs. Hitt and Moore did not realize any value upon such exercise.

Pension Benefits Table

The following table presents information regarding the present value of accumulated benefits that may become payable to each of the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans as of March 31, 2008.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)[1]	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Robert A. Hitt	Rexnord Non-Union Pension Plan	8.25	$114,693	—
George C. Moore		—	—	—
Alex P. Marini[2]	Rexnord Non-Union Pension Plan	35	$936,613	— —
	Supplemental Pension Benefit (Employment Agreement)	—	$1,218,163

(1)	The amounts in column (d) represent the actuarial present value of each Named Executive Officer’s accumulated pension benefit under the respective pension plans in which they participate as of the December 31, 2007 measurement date used for financial statement reporting purposes. Participants in the Rexnord Non-Union Pension Plan are assumed to retire at age 65, the plan’s earliest termination date with unreduced benefits. For Mr. Marini, the present value of his benefit under his Supplemental Pension Benefit agreement is based on an assumed age 62 retirement date. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Retirement Benefits” and provided in Note 15 (Retirement Benefits).

(2)	Mr. Marini was a participant in the Jacuzzi Brands, Inc. Master Pension Plan, which was merged into the Rexnord Non-Union Plan effective April 13, 2007. Mr. Marini’s employment with the Company commenced on February 7, 2007. Accordingly, the number of years of credited service represents former service with Jacuzzi Brands, Inc. and its affiliates.

Rexnord Non-Union Pension Plan. Mr. Hitt participates in the Rexnord Non-Union Pension Plan. Benefit payments under this plan are generally based on final average annual compensation—including overtime pay, incentive compensation and certain other forms of compensation reportable as wages taxable for federal income tax purposes, but excluding severance payments, amounts attributable to our equity plans and any taxable fringe benefits—for the five years within the final ten years of employment prior to termination that produce the highest average. The plan’s benefits formula also integrates benefit formulas from prior plans of our former parent and Jacuzzi Brands, Inc. in which certain participants may have been entitled to participate. Benefits are generally payable as a life annuity for unmarried participants and on a 50% joint and survivor basis for married participants. The full retirement benefit is payable to participants who retire on or after age 65, and a reduced early retirement benefit is available to participants who retire on or after age 55 with 10 years of service. No offsets are made for the value of any social security benefits earned. During our 2004 fiscal year the Company froze credited service as of March 31, 2004. As such, no additional benefits are accruing under this plan. Mr. Hitt is eligible for increases in final average pay through 2014.

Supplemental Pension Benefits for Mr. Marini. Under the terms of Mr. Marini’s employment agreement with the Company that became effective February 7, 2007 in connection with the Zurn acquisition (the “Marini Employment Agreement”) Mr. Marini is entitled to receive a monthly supplemental retirement benefit in the form of a 60% joint and survivor annuity commencing upon his retirement, so long as his employment is not terminated for “cause.” The amount of the monthly supplemental retirement benefit is determined as of Mr. Marini’s retirement date and is an amount necessary to provide Mr. Marini with a monthly 60% joint and survivor annuity during Mr. Marini’s life after his retirement equal to the positive difference, if any, between $20,000 less his “existing retirement benefit.” Mr. Marini’s “existing retirement benefit” is equal to the sum of (1) the aggregate monthly benefit that he is entitled to receive under all of the tax qualified and non-tax qualified pension plans covering Mr. Marini during his employment with the Company and its affiliates and (2) the value of the lump sum payment he received under certain supplemental pension plans maintained by JBI upon the sale of JBI to affiliates of Apollo on February 7, 2007, assuming for purposes of the calculation that the amount was not paid until his retirement and was paid in the form of a 60% joint and survivor annuity rather than in a lump sum. Regardless of the form in which the existing retirement benefits would be paid under the terms of the applicable plan, for purposes of the calculation under the agreement, each benefit is determined assuming that the benefit is payable in the form of a 60% joint and survivor annuity determined using the actuarial assumptions that are used under the Company’s tax qualified defined benefit plan at the time of Mr. Marini’s retirement. If Mr. Marini voluntarily terminates his employment with the Company for any reason other than a termination for “good reason”, death or disability, he must give the Company six months notice of his termination order to receive the supplemental retirement benefit. If he does not give the Company the six months notice, Mr. Marini will be required to pay the Company an amount equal to his then current base salary.

Nonqualified Deferred Compensation Table

The following table presents information on contributions to, earnings accrued under and distributions from our nonqualified defined contribution and other nonqualified deferred compensation plans during the fiscal year ended March 31, 2008.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)[1]	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)
Robert A. Hitt	—	$91,821	$20,177	—	$937,592
George C. Moore	—	—	—	—	—
Alex P. Marini	—	—	—	—	—

(1)	The amount reported is included in column (i) of the Summary Compensation Table and represents a contribution for Mr. Hitt of $91,821 under the SERP.
(2)	Of this amount, $2,242 is included in column (h) and represents interest on deferred compensation account balances under the SERP considered under SEC rules to be at above-market rates; and includes a $5,382 actuarial increase in pension value.
(3)	Of this amount, $1,340 was previously reported as compensation to Mr. Hitt under column (h) of the Summary Compensation table for fiscal 2007.

Narrative to the Nonqualified Deferred Compensation Table

Mr. Hitt is a participant in the Rexnord Special Signing Bonus Plan (the “Signing Bonus Plan”). The Company established the Signing Bonus Plan effective July 21, 2006 to provide for an award of a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries who agreed to provide services to the Company following the date of its adoption (which was the date of the July 2006 Apollo acquisition). Bonuses become payable to participants upon the earliest to occur of: (i) a change in control of the Company, (ii) the participant’s separation from service or (iii) a date specified in the participant’s plan participation letter, which for Mr. Hitt is within 30 days after November 25, 2012. Bonus amounts are not credited with interest or other earnings. None of the other Named Executive Officers is a participant in the Signing Bonus Plan.

Mr. Hitt, is the sole participant in the Rexnord Supplemental Executive Retirement Plan (“SERP”) that the Company adopted on January 1, 2003. Under the SERP, on the date the plan was adopted, each participant was credited with a specified amount to his account, and during the term of each participant’s active employment with the Company thereafter each participant’s account is credited annually as of each December 31 with a percentage of his compensation, which is—8.48% for Mr. Hitt. Account balances are also credited with earnings at an annual interest rate of 6.75%. Participants are credited with a pro-rata contribution amount and interest in the year that the participant’s employment terminates. Benefits become payable upon a termination of employment A “rabbi-trust” has been established to fund benefit obligations under the SERP.

Potential Payments Upon Termination or Change-in-Control

As described above in the “Compensation Discussion and Analysis—Severance Benefits”, the employment agreements of Mr. Hitt and Mr. Marini include provisions regarding certain payments to be made in the event of termination by the Company or by the executive.

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

Mr. Moore is covered under a corporate severance policy that applies to our employees whose employment is involuntarily terminated under various conditions described in the plan document. The severance policy is intended to cover employees who are not entitled to severance benefits under an employment agreement

The following table presents the dollar value of the maximum severance benefits to which each executive would have been entitled under their respective employment agreements had a qualifying termination of employment occurred on March 31, 2008.

Name	Triggering Event	Cash Severance		Continued Benefits	Value of accelerated Unvested Options(1)
Robert A. Hitt	Term. Without Cause or Resign for Good Reason	$862,500		$23,625	—
	Change in Control and Term. Without Cause or Resign for Good Reason(2)	$1,293,750	(3)	$25,229	—
Alex P. Marini	Term. Without Cause or Resign for Good Reason	$2,000,000		$21,084	—
	Change in Control and Term. Without Cause or Resign for Good Reason	$2,000,000		$21,048	—

(1)	In the event of a change-in-control, the Option Plan permits the Holdings Compensation Committee to take one of a series of actions, including causing outstanding option grants to be subject to accelerated vesting or repurchase by the Company. This column represents the intrinsic value of the Named Executive Officer’s options assuming that the options would accelerate in the change in control. This amount is calculated by multiplying the amount (if any) by which $19.94 (the deemed fair market value of Rexnord Holdings common stock on March 31, 2008) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option.
(2)	Assumed Mr. Hitt is terminated without cause or quits for good reason within 18 months of the change in control.
(3)	Assumes Mr. Hitt’s bonus for the year of termination equaled his target bonus of 75% of fiscal 2008 base salary.

Upon a termination of employment, Mr. Hitt would also be entitled to a distribution of the amount then credited to his account under the SERP of $410,911. In addition, upon a termination of employment or a change in control, Mr. Hitt would be entitled to receive the $825,594 credited to his account under the Special Signing Bonus

Plan. Upon a termination of employment, Mr. Marini would also be entitled to his minimum supplemental pension benefit as described under “Pension Plan Table” above. Additionally, in the event of a change-in-control, the Option Plan permits the Committee to take one of a series of actions, including causing outstanding option grants to be subject to accelerated vesting or repurchase by the Company.

Director Compensation

The table below summarizes the compensation we paid to persons who were non-employee directors of the Company for the fiscal year ended March 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George M. Sherman	—	—	$2,927,178	—	—	—	$2,927,178
Laurence M. Berg	$48,000	—	124,185	—	—	—	172,185
Peter P. Copses	$48,000	—	124,185	—	—	—	172,185
Damian Giangiacomo	$48,000	—	124,185	—	—	—	172,185
Steven Martinez	$48,000	—	124,185	—	—	—	172,185
Praveen Jeyarajah	—	—	249,278	—	—	—	249,278

(1)	The amounts in column (d) reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended March 31, 2008, in accordance with SFAS 123(R), based on options granted under the Option Plan to purchase 319,141 shares of Holdings’ common stock for Mr. Sherman and options to granted under the Option Plan purchase 5,789 shares of Holdings’ common stock for Messrs. Berg, Copses, Giangiacomo and Martinez, respectively. For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see (i) the discussion of option awards contained in Note 14 (Stock-Based Compensation) to our Consolidated Financial Statements included herewith and (ii) similar notes contained in our Consolidated Financial Statements filed on Form 10-Ks for prior fiscal years as to the option awards granted in those years, each of which notes is incorporated herein by reference.

Narrative to Directors’ Compensation Table

We pay our non-employee directors (excluding Messrs. Sherman and Jeyarajah) an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $2,000 for each board and committee meeting attended in person. Fifty percent of the meeting fee is paid for board and committee meetings attended by teleconference. Directors who are also employees of the Company receive no additional compensation for their service as Directors. Directors are eligible to receive equity-based awards from time to time on a discretionary basis. On April 29, 2007, Messrs. Berg, Martinez, Copses and Giangiacomo received options to purchase 5,789 shares of Holdings’ common stock pursuant to the Option Plan.

On July 22, 2006, we entered into the Cypress agreement, as described above. Under the terms of the agreement Mr. Sherman also received a grant of options to purchase 130,743 and 148,720 shares of Holdings’ common stock granted to Cypress and Mr. Sherman respectively. Pursuant to the Option Plan 50% of the options granted vest based on continued service in equal annual amounts on the first five anniversaries of the April 19, 2007 grant date and the remaining 50% of the options granted are subject to performance based vesting over five years, subject to the Company meeting certain specific performance targets in each of the fiscal years 2008 though 2012, which include both annual and cumulative EBITDA and debt reduction targets. Mr. Sherman also is entitled to reimbursement for all reasonable travel and other expenses incurred in connection with our business. Mr. Sherman purchased 228,942 shares at $19.94 on April 17, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

RBS Global and Rexnord LLC are 100% owned (indirectly through Chase Acquisition) by Rexnord Holdings. The following table sets forth information regarding the beneficial ownership of Holdings’ common stock, as of March 31, 2008, and shows the number of shares and percentage owned by each person known to beneficially own more than 5% of the common stock of Rexnord Holdings, each of our named executive officers; each member of the Board of Directors of RBS Global and Rexnord LLC; and all of our executive officers and members of our Boards of Directors as a group.

Name of Beneficial Owner		Shares	Ownership Percentage
Apollo	1)	15,027,277	93.7%
George A. Sherman	2)	925,473	5.7%
Robert A. Hitt	3)	176,000	1.1%
George C. Moore		48,797	*
Alex Marini	4)	48,024	*
Laurence M. Berg	5)	10,000	*
Peter P. Copses	6)	10,000	*
Damian Giangiacomo	7)	10,000	*
Praveen R. Jeyarajah	8)	35,702	*
Steven Martinez	9)	10,000	*

Directors and Executive Officers as a Group	10)	1,273,996	7.7%

*	Indicates less than one percent
1)	Each of the persons affiliated with Apollo who is also a partner or senior partner of Apollo may be deemed a beneficial owner of the shares owned by Apollo due to his or her status as an affiliate of Apollo. Each such person disclaims beneficial ownership of any such shares in which he or she does not have a pecuniary interest. The address of each such person and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, NY 10019.
2)	Includes 691,386 shares and options to purchase 234,087 shares held by Cypress Group, LLC, over which Mr. Sherman has sole voting and dispositive power.
3)	Includes options to purchase 115,791 shares held by Mr. Hitt.
4)	Includes options to purchase 20,524 shares held by Mr. Marini
5)	Represents options to purchase 10,000 shares held by Mr. Berg.
6)	Represents options to purchase 10,000 shares held by Mr. Copses.
7)	Represents options to purchase 10,000 shares held by Mr. Giangiacomo.
8)	Includes options to purchase 5,571 shares held by Mr. Jeyarajah.
9)	Represents options to purchase 10,000 shares held by Mr. Martinez.
10)	Includes an aggregate of options to purchase 415,973 shares held by our Directors and Executive Officers as a group.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company’s equity compensation as of March 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,795,887	(1)	$17.47	208,558
Equity compensation plans not approved by security holders	—		—	—
Total	2,795,887		$17.47	208,558

1)	Includes 539,242 of Rollover Options and 2,256,645 options granted under the 2006 Stock Option Plan of Rexnord Holdings, Inc. For further details on options, see Note 14 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Management Service Fees

RBS Global, Inc. has a management services agreement with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, which became effective July 22, 2006, the Company paid $3.0 million during the year ended March 31, 2008 plus out-of-pocket expenses. This agreement will remain in effect until such time as Apollo or its affiliates collectively own less than 10% of the equity interest of the Company, or such earlier time as the Company and Apollo may mutually agree.

Consulting Services

Rexnord LLC has a management consulting agreement (the “Cypress agreement”) with Mr. George Sherman and two entities controlled by Mr. Sherman, Cypress Group, LLC (“Cypress”) and Cypress Industrial Holdings, LLC (“Cypress Industrial” and, collectively with Mr. Sherman and Cypress, “Consultant”). Mr. Sherman serves as a director of Rexnord LLC and as a director in the capacity of Non-Executive Chairman of the Boards of Directors of RBS Global, Inc. and Rexnord Holdings. Pursuant to the Cypress agreement, Consultant provides certain consulting services to us and in exchange receives reimbursement for reasonable out-of-pocket expenses. Consultant also received non-qualified stock options in fiscal 2008.

During the year ended March 31, 2008, the Company expensed approximately $1.4 million of consulting services provided by an entity that is controlled by certain minority shareholders of the Company.

Other

We make cash payments to Chase Acquisition and Rexnord Holdings to enable them to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to our subsidiaries’ income and (ii) franchise taxes and other fees required to maintain their legal existence.

In April 2008, Cypress Group Holdings II, LLC, an entity controlled by Mr. Sherman, purchased approximately $0.5 million (approximately $0.6 million face value or 0.2133% of the total commitment) of the senior subordinated notes due 2016 of RBS Global. Additionally, in April 2008, Mr. Sherman purchased approximately $2.0 million (approximately $3.0 million face value or 0.5798% of the total commitment) of the outstanding debt of Rexnord Holdings, the Company’s indirect parent, which debt is outstanding pursuant to a Credit Agreement dated March 2, 2007 between Rexnord Holdings, various lenders thereunder and an affiliate of Credit Suisse, as administrative agent.

In February 2008, Apollo purchased approximately $25.1 million (approximately $36.6 million face value or 7.0489% of the total) of the outstanding debt of Rexnord Holdings, the Company’s indirect parent, which debt is outstanding pursuant to a Credit Agreement dated March 2, 2007 between Rexnord Holdings, various lenders thereunder and an affiliate of Credit Suisse, as administrative agent. Additionally in February 2008, Apollo purchased approximately $8.3 million (approximately $10.0 million face value or 3.3333% of the total) of the senior subordinated notes due 2016 of RBS Global.

In connection with the Zurn acquisition, we, through one or more of our subsidiaries, continue to incur certain payroll and administrative costs on behalf of Bath Acquisition Corp. (“Bath”) (the former bath segment of Jacuzzi Brands, Inc., which was purchased by an Apollo affiliate). These costs are reimbursed to us by Bath on a monthly basis. During the year ended March 31, 2008, we received approximately $6.8 million of reimbursements. It is anticipated that this cost incurrence and reimbursement arrangement will continue in effect until we have fully transitioned the payment of these costs to Bath, which we expect will be by the end of fiscal 2009.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed, including reimbursement of actual expenses, by Ernst & Young LLP for professional services rendered for the reviews of our quarterly reports on Form 10-Q, and for the audit of our financial statements and consents for the fiscal years ended March 31, 2008 and 2007 were $1,720,000 and $2,851,000, respectively.

Audit-Related Fees

Ernst & Young LLP billed us $2,000 in both fiscal 2008 and 2007 for audit-related services and other consultation services not associated with the audit process.

Tax Fees

The aggregate tax fees billed by Ernst & Young for tax services rendered to us during fiscal 2008 and 2007 were $227,000 and $313,000, respectively. The tax services rendered to us by Ernst & Young LLP were for domestic tax compliance, foreign tax compliance and tax consulting.

Audit Committee Pre-Approval Policies and Procedures

All the services described above were approved by RBS Global, Inc.’s Audit Committee in advance of the services being rendered.

The Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the independent registered public accounting firm. The Audit Committee must pre-approve all audit (including audit related) services and permitted non-audit services provided by the independent registered public accounting firm in accordance with the pre-approval policies and procedures established by the Audit Committee.

The Audit Committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit, statutory audits and tax work to be performed by the Company’s independent registered public accounting firm for the next fiscal year. With respect to other permitted services, management defines and presents specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project thresholds and annual thresholds. In assessing requests for services by the independent registered public accounting firm, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. In making its recommendation to ratify the appointment of Ernst & Young LLP as our auditor for the current fiscal year, the Audit Committee has considered whether the non-audit services provided by them are compatible with maintaining their independence. At each Audit Committee meeting, the Chief Financial Officer reports to the Audit Committee regarding the aggregate fees for which the independent registered public accounting firm has been engaged for such engagements, projects and categories of services compared to the approved amounts.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Company’s consolidated financial statements included in Item 8 hereof are for the year ended March 31, 2008 and for the periods from July 22, 2006 through March 31, 2007 and April 1, 2006 through July 21, 2006, and for the year ended March 31, 2006 and consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.

The Financial Statement Schedule of the Company appended hereto for the year ended March 31, 2008, and for the periods from July 22, 2006 through March 31, 2007 and April 1, 2006 through July 21, 2006, and for the year ended March 31, 2006 consist of the following:

Schedule II – Valuation and Qualifying Accounts

		Additions			Deductions(1)	Balance at End of Year
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts
Fiscal Year 2006:
Valuation allowance for trade and notes receivable	$3.2	$2.0	$—	$1.2	$(1.2)	$5.2
Valuation allowance for excess and obsolete inventory	10.6	4.9	—	2.1	(3.4)	14.2
Valuation allowance for income taxes	38.3	13.0	—	—	(4.7)	46.6

Fiscal Year 2007:
Period from April 1, 2006 through July 21, 2006:
Valuation allowance for trade and notes receivable	5.2	0.4	0.3	0.1	(0.2)	5.8
Valuation allowance for excess and obsolete inventory	14.2	1.3	—	0.1	(1.5)	14.1
Valuation allowance for income taxes	46.6	3.6	—	—	(0.4)	49.8

Period from July 22, 2006 through March 31, 2007:
Valuation allowance for trade and notes receivable	5.8	1.7	0.8	0.1	(1.0)	7.4
Valuation allowance for excess and obsolete inventory	14.1	3.6	2.0	0.3	(1.7)	18.3
Valuation allowance for income taxes	49.8	9.4	15.7	11.9	(1.3)	85.5

Fiscal Year 2008:
Valuation allowance for trade and notes receivable	7.4	2.6	0.3	0.3	(1.7)	8.9
Valuation allowance for excess and obsolete inventory	18.3	8.4	—	1.0	(5.9)	21.8
Valuation allowance for income taxes	85.5	6.9	—	3.0	(4.6)	90.8

(1)	Uncollectible amounts, dispositions charged against the reserve and utilization of net operating losses.

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.

(a) (3) Exhibits.

See (b) below

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Ref.	Description
2.1	(1)	Agreement and Plan of Merger, by and among Chase Acquisition I, Inc., Chase Merger Sub, Inc., RBS Global, Inc. and TC Group, L.L.C, dated as of May 24, 2006. The Registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.1 to the Commission upon request.

2.2	(2)	Purchase Agreement, dated as of October 11, 2006, between RBS Global, Inc. and Jupiter Acquisition, LLC.

2.3	(3)	Stock Purchase Agreement dated as of September 27, 2002, by and among RBS Acquisition Corporation, Invensys plc, BTR Inc., BTR (European Holdings) BV, BTR Industries GmbH, Dunlop Vermögensverwaltungsgesellschaft GmbH, Brook Hansen Inc., Invensys France SAS, Invensys Holdings Ltd., Hansen Transmissions International Ltd., Hawker Siddeley Management Ltd. and BTR Finance BV. The registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.3 to the Commission upon request.

2.4	(4)	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Corporation, Hamilton Sundstrand Corporation and The Falk Corporation. The registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.4 to the Commission upon request.

2.5	(13)	Merger Agreement by and among Zurn Industries, LLC, Zurn Acquisition Sub Inc., GA Industries, Inc. and Certain Shareholders dated as of December 20, 2007.

3.1		Form of Amended and Restated Certificate of Incorporation of RBS Global, Inc., as further amended.

3.2	(5)	Certificate of Formation of Rexnord LLC.

3.3	(6)	Certificate of Incorporation of Falk Service Corporation.

3.4	(3)	Restatement of Articles of Incorporation of Prager Incorporated.

3.5	(3)	Certificate of Incorporation of PT Components Inc.

3.6	(3)	Certificate of Incorporation of RBS Acquisition Corporation.

3.7	(3)	Certificate of Formation of RBS China Holdings, L.L.C.

3.8	(5)	Certificate of Formation of Rexnord Industries, LLC.

3.9	(3)	Certificate of Incorporation of Rexnord International Inc.

3.10	(3)	Certificate of Incorporation of W.M. Berg Inc.

3.11	(11)	Certificate of Formation of Zurn Industries, LLC

3.12	(5)	Certificate of Incorporation of OEP, Inc.

3.13	(5)	Certificate of Incorporation of OEI, Inc.

3.14	(5)	Certificate of Incorporation of Krikles, Inc.

3.15	(5)	Certificate of Incorporation of Krikles Europe U.S.A. Inc.

3.16	(5)	Certificate of Incorporation of Krikles Canada U.S.A. Inc.

3.17	(5)	Certificate of Incorporation of Zurco, Inc.

3.18	(5)	Certificate of Incorporation of Zurn (Cayman Islands), Inc.

3.19	(5)	Certificate of Incorporation of Zurn PEX, Inc.

3.20	(5)	Certificate of Incorporation of USI Atlantic Corp.

3.21	(5)	Certificate of Incorporation of Environmental Energy Company

3.22	(5)	Certificate of Incorporation of HL Capital Corp.

3.23	(5)	Certificate of Incorporation of Zurnacq of California, Inc.

3.24	(5)	Certificate of Incorporation of Zurn Constructors, Inc.

3.25	(5)	Certificate of Incorporation of Gary Concrete Products, Inc.

3.26	(5)	Certificate of Incorporation of Sanitary-Dash Manufacturing Co. Inc.

3.27	(5)	Certificate of Incorporation of Zurn EPC Services, Inc.

3.28	(5)	Certificate of Incorporation of Zurn Industries, Inc.

3.29		Amended and Restated By-Laws of RBS Global, Inc.

3.30		Amended and Restated Limited Liability Company Agreement of Rexnord LLC.

3.31	(6)	Amended and Restated By-Laws of The Falk Service Corporation.

3.32	(3)	Amended and Restated By-Laws of Prager Incorporated.

3.33	(7)	Amended and Restated By-Laws of PT Components Inc.

3.34	(3)	By-Laws of RBS Acquisition Corporation.

3.35	(3)	Limited Liability Company Agreement of RBS China Holdings, L.L.C.

3.36	(5)	Limited Liability Company Agreement of Rexnord Industries, LLC.

3.37	(7)	Amended and Restated By-Laws of Rexnord International Inc.

3.38	(7)	Amended and Restated By-Laws of W.M. Berg Inc.

3.39	(11)	Limited Liability Company Agreement of Zurn Industries, LLC

3.40	(5)	By-Laws of OEP, Inc.

3.41	(5)	By-Laws of OEI, Inc.

3.42	(5)	By-Laws of Krikles, Inc.

3.43	(5)	By-Laws of Krikles Europe U.S.A. Inc.

3.44	(5)	By-Laws of Krikles Canada U.S.A. Inc.

3.45	(5)	By-Laws of Zurco, Inc.

3.46	(5)	By-Laws of Zurn (Cayman Islands), Inc.

3.47	(5)	By-Laws of Zurn PEX, Inc.

3.48	(5)	By-Laws of USI Atlantic Corp.

3.49	(5)	By-Laws of Environmental Energy Company

3.50	(5)	By-Laws of HL Capital Corp.

3.51	(5)	By-Laws of Zurnacq of California, Inc.

3.52	(5)	By-Laws of Zurn Constructors, Inc.

3.53	(5)	By-Laws of Gary Concrete Products, Inc.

3.54	(5)	By-Laws of Sanitary-Dash Manufacturing Co. Inc.

3.55	(5)	By-Laws of Zurn EPC Services, Inc.

3.56	(5)	By-Laws of Zurn Industries, Inc.

3.57		Certificate of Formation of GA Industries Holdings, LLC

3.58		Limited Liability Company Agreement of GA Industries Holdings, LLC

4.1	(5)	Senior Note Indenture with respect to the 8 7/8% Senior Notes due 2016, among RBS Global, Inc., Rexnord LLC and Wells Fargo Bank, National Association, dated as of February 7, 2007.

4.2	(5)	First Supplemental Indenture with respect to the 8 7/8 % Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.

4.3	(11)	Second Supplemental Indenture with respect to the 8 7 /8 % Senior Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.

4.4	(5)	Registration Rights Agreement with respect to the 8 7 /8 % Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.

4.5	(9)	Form of Unrestricted Global Note evidencing the 8 7 /8% Senior Notes due 2016.

4.6	(1)	Senior Note Indenture with respect to the 9 1/2% Senior Notes due 2014, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.7	(1)	First Supplemental Indenture with respect to the 9 1 /2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.8	(5)	Second Supplemental Indenture with respect to the 9 1 /2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.

4.9	(11)	Third Supplemental Indenture with respect to the 9 1/2 % Senior Notes due 2014, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.

4.10	(1)	Registration Rights Agreement with respect to the 9 1/2% Senior Notes due 2014, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

4.11	(5)	Registration Rights Agreement with respect to the Additional 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.

4.12	(5)	Form of Unrestricted Global Note evidencing the 9 1/2% Senior Notes due 2014.

4.13	(1)	Senior Subordinated Note Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.14	(1)	First Supplemental Indenture with respect to the 11 3 /4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, dated as of July 21, 2006.

4.15	(5)	Second Supplemental Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.

4.16	(11)	Third Supplemental Indenture with respect to the 11 3 /4% Senior Subordinated Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.

4.17	(1)	Registration Rights Agreement with respect to the 11 3/4% Senior Subordinated Notes due 2016, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

4.18	(5)	Form of Unrestricted Global Note evidencing the 11 3/4% Senior Subordinated Notes due 2016.

4.19	(3)	Senior Subordinated Note Indenture, with respect to the 10 1/8% Senior Subordinated Notes due 2012, by and among Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of November 25, 2002.

4.20	(3)	First Supplemental Indenture, with respect to the 10 1 /8% Senior Subordinated Notes due 2012, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of November 22, 2002.

4.21	(10)	Second Supplemental Indenture, with respect to the 10 1/8% Senior Subordinated Notes due 2012, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of June 19, 2006.

4.22	(12)	Fourth Supplemental Indenture with respect to the 9 1 /2 % Senior Notes due 2014, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of February 1, 2008.

4.23	(12)	Third Supplemental Indenture with respect to the 8 7 /8 % Senior Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of February 1, 2008.

4.24	(12)	Fourth Supplemental Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 1, 2008.

10.1	(1)	Employment Agreement between Rexnord LLC and Robert A. Hitt, dated July 21, 2006.*

10.2		Amended and Restated Management Consulting Agreement among Rexnord Corporation, George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, effective February 7, 2007.*

10.3		Amended and Restated Management Consulting Agreement by and between Rexnord Holdings, Inc. and Apollo Management VI, L.P., dated February 7, 2007.*

10.4	(1)	Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other stockholders, dated July 21, 2006.*

10.5	(1)	Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006.

10.6	(1)	Form of Special Signing Bonus Plan Participation Letter.*

10.7	(11)	Form of Rexnord Holdings, Inc. 2006 Stock Option Plan, as amended.*

10.8	(11)	Form of Executive Non-Qualified Stock Option Agreement.*

10.9	(1)	Form of Consultant Non-Qualified Stock Option Agreement.*

10.10	(1)	Form of Director Non-Qualified Stock Option Grant.*

10.11	(3)	Form of Rexnord Non-Union Pension Plan.*

10.12	(3)	Form of Rexnord Supplemental Pension Plan.*

10.13	(3)	Form of Rexnord Corporation Executive Bonus Plan.*

10.14	(1)	Credit Agreement among Chase Acquisition I, Inc., Chase Merger Sub, Inc., Rexnord Corporation, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Bear, Stearns & Co. Inc. and Lehman Brothers Inc., as co-documentation Agents, dated as of July 21, 2006.

10.15	(8)	Incremental Facility Amendment, dated as of February 7, 2007, to the Credit Agreement dated as of July 21, 2006, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, Merrill Lynch Capital Corporation, as administrative agent and the Lenders listed.

10.16	(11)	Employment Agreement between Rexnord LLC and Alex P. Marini, dated as of February 7, 2007.*

10.17	(14)	Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among the Originators, Rexnord Industries, LLC as Servicer, and Rexnord Funding LLC.

10.18	(14)	Receivables Funding and Administration Agreement, dated September 26, 2007, by and among Rexnord Funding LLC and General Electric Capital Corporation.

12.1		Computation of ratio of earnings to fixed charges.

21.1		List of Subsidiaries of the registrants.

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

32.1		Management Certification

(1)	Incorporated by reference to the Form 8-K/A filed by the registrants on July 27, 2006.
(2)	Incorporated by reference to the Form 10-Q filed by the registrants on November 8, 2006.
(3)	Incorporated by reference to the Form S-4 Registration Statement (SEC File No. 33-10242) filed by the registrants
(4)	Incorporated by reference to the Form 8-K filed by the registrants on May 19, 2005.
(5)	Incorporated by reference to the S-4 Registration Statement (SEC File No. 33-140040) filed by the registrants.
(6)	Incorporated by reference to the Form 10-Q filed by the registrants on August 10, 2005.
(7)	Incorporated by reference to the Form 10-K filed by the registrants on June 15, 2005.
(8)	Incorporated by reference to the Form 10-Q filed by the registrants on February 13, 2007.
(9)	Incorporated by reference to the S-4 Registration Statement (SEC File No. 33-141121) filed by the registrants.
(10)	Incorporated by reference to the Form 8-K filed by the registrants on June 19, 2006.
(11)	Incorporated by reference to the Form 10-K filed by the registrants on May 25, 2007.
(12)	Incorporated by reference to the Form 10-Q filed by the registrants on February 5, 2008.
(13)	Incorporated by reference to the Form 8-K filed by the registrants on December 21, 2007.
(14)	Incorporated by reference to the Form 8-K filed by the registrants on October 1, 2007.
*	Denotes management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC.

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date:	May 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer	May 23, 2008
Robert A. Hitt	(Principal Executive Officer) and Director

/s/ TODD A. ADAMS	Senior Vice President and Chief Financial Officer	May 23, 2008
Todd A. Adams	(Principal Financial and Accounting Officer)

/s/ GEORGE M. SHERMAN	Chairman of the Board	May 23, 2008
George M. Sherman

/s/ LAURENCE M. BERG	Director	May 23, 2008
Laurence M. Berg

/s/ PETER P. COPSES	Director	May 23, 2008
Peter P. Copses

/s/ DAMIAN GIANGIACOMO	Director	May 23, 2008
Damian Giangiacomo

/s/ PRAVEEN R. JEYARAJAH	Director	May 23, 2008
Praveen R. Jeyarajah

/s/ STEVEN MARTINEZ	Director	May 23, 2008
Steven Martinez

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2008 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD LLC

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date:	May 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President and Chief Executive Officer	May 23, 2008
Robert A. Hitt	(Principal Executive Officer)

/s/ TODD A. ADAMS	Senior Vice President and Chief Financial Officer	May 23, 2008
Todd A. Adams	(Principal Financial and Accounting Officer)

/s/ GEORGE C. MOORE	Director	May 23, 2008
George C. Moore

/s/ GEORGE M. SHERMAN	Director	May 23, 2008
George M. Sherman

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2008 fiscal year.