Form 10-Q
period 2008-12-27
REXNORD LLC; RBS GLOBAL INC
filed 2009-02-10
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 27, 2008
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in this report in the section titled “Risk Factors.” Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Key risks to our company are described under Part II, Item 1A herein.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Millions, except share amounts)

(Unaudited)

	December 27, 2008	March 31, 2008
Assets
Current assets:
Cash	$239.5	$141.9
Receivables, net	260.8	288.5
Inventories, net	362.8	370.3
Other current assets	34.2	35.0

Total current assets	897.3	835.7
Property, plant and equipment, net	419.1	443.3
Intangible assets, net	763.8	883.9
Goodwill	1,007.8	1,331.7
Insurance for asbestos claims	134.0	134.0
Pension assets	116.3	101.8
Other assets	64.2	74.8

Total assets	$3,402.5	$3,805.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$50.6	$2.9
Trade payables	137.2	178.6
Income taxes payable	4.5	4.8
Deferred income taxes	7.9	11.7
Compensation and benefits	58.3	71.3
Current portion of pension obligations	3.0	3.0
Current portion of postretirement benefit obligations	3.6	3.6
Interest payable	60.2	27.4
Other current liabilities	88.3	95.8

Total current liabilities	413.6	399.1
Long-term debt	2,018.9	2,021.6
Pension obligations	62.7	69.0
Postretirement benefit obligations	47.8	49.5
Deferred income taxes	345.6	318.2
Reserve for asbestos claims	134.0	134.0
Other liabilities	56.8	69.2

Total liabilities	3,079.4	3,060.6
Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid in capital	705.7	700.7
Retained (deficit) earnings	(366.4)	43.8
Accumulated other comprehensive loss	(16.3)	—

Total stockholders’ equity	323.1	744.6

Total liabilities and stockholders’ equity	$3,402.5	$3,805.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net sales	$443.1	$449.1	$1,449.8	$1,351.2
Cost of sales	303.7	301.5	985.3	912.4

Gross profit	139.4	147.6	464.5	438.8
Selling, general and administrative expenses	76.6	74.1	244.2	227.5
(Gain) on Canal Street facility accident, net	—	(17.4)	—	(29.2)
Intangible impairment charges	402.5	—	402.5	—
Restructuring and other similar costs	3.6	—	3.6	—
Amortization of intangible assets	12.0	12.3	36.9	37.7

Income (loss) from operations	(355.3)	78.6	(222.7)	202.8
Non-operating income (expense):
Interest expense, net	(46.1)	(47.7)	(135.3)	(145.2)
Other income (expense), net	3.3	—	2.1	(5.5)

Income (loss) before income taxes	(398.1)	30.9	(355.9)	52.1
Provision for income taxes	11.8	11.1	30.6	22.9

Net income (loss)	$(409.9)	$19.8	$(386.5)	$29.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Millions)

(Unaudited)

	Nine Months Ended
	December 27, 2008	December 29, 2007
Operating activities
Net income (loss)	$(386.5)	$29.2
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	45.2	39.6
Amortization of intangible assets	36.9	37.7
Intangible impairment charges	402.5	—
Accretion of bond premium	(0.8)	(0.7)
Amortization of deferred financing costs	7.7	7.8
Loss on dispositions of property, plant and equipment	—	0.2
Equity in loss (earnings) of unconsolidated affiliates	0.1	(0.3)
Other non-cash credits	(0.5)	(0.2)
Stock-based compensation expense	5.0	5.6
Changes in operating assets and liabilities:
Receivables	17.1	1.4
Inventories	(1.2)	14.1
Other assets	(9.8)	2.5
Accounts payable	(35.4)	(30.0)
Accruals and other	29.7	55.4

Cash provided by operating activities	110.0	162.3
Investing activities
Expenditures for property, plant and equipment	(29.9)	(37.1)
Proceeds from surrender of life insurance policies	0.9	—
Proceeds from dispositions of property, plant and equipment	—	0.3

Cash used for investing activities	(29.0)	(36.8)
Financing activities
Repayments of long-term debt	(1.4)	(21.8)
Proceeds from borrowings on revolving credit facility	47.5	—
Dividend payment to parent company	(25.0)	—
Payment of financing fees	—	(0.6)

Cash provided by (used for) financing activities	21.1	(22.4)
Effect of exchange rate changes on cash	(4.5)	1.6

Increase in cash	97.6	104.7
Cash at beginning of period	141.9	56.1

Cash at end of period	$239.5	$160.8

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 27, 2008

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the “Company”). These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a leading global, diversified, multi-platform industrial company comprised of two key segments, Power Transmission and Water Management. The Power Transmission platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components, and industrial chain and conveying equipment serving the industrial and aerospace markets. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products. The Water Management platform is a leading supplier of professional grade specification drainage, PEX piping, commercial brass and water and waste water treatment and control products, serving the infrastructure, commercial and residential markets.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 on April 1, 2008; see Note 13 for disclosures required under SFAS 157. The Company has also elected a partial deferral of SFAS 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires companies to recognize as a component of comprehensive income, net of tax, gains or losses that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87; measure the funded status of plans as of the date of the Company’s fiscal year end; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted the funding and disclosure requirements of SFAS 158 as of March 31, 2008. The measurement provisions of SFAS 158 were adopted on April 1, 2008. Upon adoption, the Company recorded an increase to retained earnings of $2.2 million ($1.3 million, net of tax).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 became effective for the Company as of April 1, 2008; however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify, label and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; that changes in a company’s ownership interest while it retains its controlling interest in its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value; and that the company provide sufficient disclosures that identify and distinguish between the interests of the parent and of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact that adoption will have on its financial statement disclosures.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently reviewing the requirements of SFAS 161 to determine the impact on its financial statement disclosures.

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 amends SFAS 132(R) to require additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 replaces the requirement to disclose the percentage of the fair value of total plan assets with a requirement to disclose the fair value of each major asset category, requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls using the guidance in SFAS 157 and requires a reconciliation of beginning and ending balances of plan asset fair values that are derived using significant unobservable inputs. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently reviewing the requirements of FSP 132(R)-1 to determine the impact on its financial statement disclosures.

2. Acquisition

The GA Acquisition

On January 31, 2008, the Company utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded the Company’s Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly-owned subsidiary at the time of closing, is a leader in the design and manufacture of sluice/slide gates, butterfly valves and other specialized products for municipal, industrial, and hydropower applications. The Company is still in the process of evaluating the initial purchase price allocations of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required as additional information relative to the fair values of the assets and liabilities of the acquired business become known. The Company expects to finalize the purchase price allocation within one year from the date of acquisition.

The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of GA at the date of acquisition (in millions):

Cash	$3.2
Securities	6.7
Receivables	16.4
Inventories	19.7
Other current assets	1.3
Property, plant and equipment	17.2
Intangible assets	19.4
Goodwill	23.4

Total assets acquired	107.3
Accounts payable	(2.6)
Accrued liabilities	(6.6)
Deferred taxes	(15.7)
Debt	(5.5)

Net assets acquired	$76.9

Approximately $6.6 million of the short-term investments were sold prior to March 31, 2008. These short-term investments consisted primarily of common stocks and other marketable securities. The $19.4 million of acquired intangible assets consist of $10.6 million of tradenames, $8.4 million of customer relationships and a patent of $0.4 million. The acquired customer relationships and patent are being amortized over their estimated useful lives (9-12 years for customer relationships and 16 years for the patent). The acquired intangibles have a weighted average amortization period of 10.8 years (10.7 years for customer relationships and 16.0 years for the acquired patent). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. Goodwill is not expected to be deductible for income tax purposes. GA’s operations have been included in the Company’s results of operations since February 1, 2008.

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

The Company finalized its accounting for this event in the quarter ending December 29, 2007. As a result, there was no activity related to the Canal Street facility accident during the third quarter and nine months ended December 27, 2008. For the third quarter and nine months ended December 29, 2007, the Company recorded the following (gains)/losses related to this incident (in millions):

	Third Quarter Ended December 29, 2007	Nine Months Ended December 29, 2007
Clean-up and restoration expenses	$1.3	$5.0
Professional services	(0.3)	(0.1)
Non-cash inventory impairments	0.2	0.3
Less property insurance recoveries	(15.9)	(23.4)

Subtotal prior to business interruption insurance recoveries	(14.7)	(18.2)
Less business interruption insurance recoveries	(2.7)	(11.0)

(Gain) on Canal Street facility accident, net	$(17.4)	$(29.2)

The Company recognized net gains of $17.4 million and $29.2 million related to the Canal Street facility accident during the third quarter and nine months ended December 29, 2007, respectively. For the nine months ended December 29, 2007, $18.2 million of the net gain represents the excess property insurance recoveries (at replacement value) over the write-off of tangible assets (at net book value) and other direct expenses related to the accident. The remaining $11.0 million gain is comprised of business interruption insurance recoveries.

For the period from December 6, 2006 (the date of loss) through December 5, 2007 (the date on which the Company settled its property and business interruption claims with its insurance carrier), the Company has recorded recoveries from its insurance carrier totaling $71.4 million, of which $50.4 million has been allocated to recoveries attributable to property loss and $21.0 million of which has been allocated to recoveries attributable to business interruption loss. Of these recoveries, $34.4 million was recorded during the nine months ended December 29, 2007 ($23.4 million allocated to property and $11.0 million allocated to business interruption). Beyond the settlement reached on December 5, 2007, no additional insurance proceeds related to such property and business interruption coverage are expected in future periods. As of March 31, 2008, the Company had accrued for all costs related to the Canal Street facility accident that were probable and could be reasonably estimated. The Company did not incur any losses during the quarter ended December 27, 2008 and does not expect to incur significant losses in future periods. As of December 27, 2008, the Company and its casualty insurance carrier continue to manage ongoing general liability and workers compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred.

4. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The Company, as a producer of ball bearing products in the United States participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from antidumping cases under the CDSOA. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received, in the third quarter and nine months ended December 27, 2008, $1.8 million representing its pro rata share of the total CDSOA distribution. Similarly, a recovery of $1.4 million was recorded during the third quarter and nine months ended December 29, 2007 related to the submission of previous calendar year data to CBP. These recoveries are included in other income, net on the consolidated statement of operations.

In February 2006, U.S. Legislation was enacted that ends CDSOA distributions to US manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company has continued to receive some additional distributions; however, because of the pending cases, the 2006 legislation and the administrative operation of the law, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years.

5. Goodwill and Other Intangible Assets

In the third quarter ended December 27, 2008, the Company recorded a non-cash pre-tax impairment charge associated with goodwill and identifiable intangible assets of $402.5 million, of which $319.3 million relates to goodwill impairment and $83.2 million relates to other identifiable intangible asset impairments. This charge was measured and recognized following the guidance in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), which require that the carrying value of goodwill and identifiable intangible assets be tested for impairment annually or whenever circumstances indicate that impairment may exist. The impairment charge recorded has been precipitated by recent macroeconomic factors impacting the global credit markets as well as slower industry business conditions which have contributed to deterioration in the Company’s projected sales, operating profits and cash flows.

The Company commenced its testing of identifiable intangible assets and goodwill during the third quarter of fiscal 2009 by first testing its amortizable intangible assets (customer relationships and patents) for impairment under the provisions of SFAS 144. Under SFAS 144, an impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset. Upon the completion of its impairment testing surrounding amortizable intangible assets, the Company recorded a pre-tax impairment charge of $14.3 million related to its existing patents in the third quarter of fiscal 2009. The reduction in patents of $14.3 million represents approximately 35.1% of the total patent balance that existed at September 27, 2008.

The Company then tested its indefinite lived intangible assets (trademarks and tradenames) for impairment during the third quarter of fiscal 2009 in accordance with SFAS 142. This test consists of comparing the fair value of the Company’s trade names to their carrying values. As a result of this test, the Company recorded a pre-tax impairment charge of $68.9 million related to the Company’s trademarks and tradenames in the third quarter of fiscal 2009. The reduction in trademarks and tradenames of $68.9 million represents approximately 18.3% of the total trademarks and tradenames balance that existed at September 27, 2008.

Lastly, the Company tested its goodwill for impairment under the provisions of SFAS 142. Under SFAS 142, the goodwill impairment measurement consists of two steps. In the first step, the fair value of each reporting unit is compared to its carrying value to identify reporting units that may be impaired. The Company’s analysis of the fair value of its reporting units incorporated a discounted cash flow methodology based on future business projections. Based on this evaluation, it was determined that the fair value of the Company’s Power Transmission and Zurn reporting units (within the Company’s Power Transmission and Water Management operating segments, respectively) were less than their carrying values.

The second step of the goodwill impairment test consists of determining the implied fair value of each impaired reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting units at fair value as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the implied fair value of the reporting units’ goodwill over the carrying value of the goodwill. Based upon the results of its two step analysis, the Company recognized a pre-tax goodwill impairment charge of $319.3 million in the third quarter of fiscal 2009. The reduction in goodwill of $319.3 million represents approximately 24.0% of the total goodwill balance that existed at September 27, 2008.

Although the impairment charge represents management’s best estimate, the estimates and assumptions made in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Accordingly, an adjustment to the estimated impairment charge may be required when the Company finalizes its analysis, which is expected to be completed by the end of fiscal 2009. Any such non-cash adjustment could be material.

The changes in the net carrying amount of goodwill and identifiable intangible assets for the nine months ended December 27, 2008, by operating segment, are presented below (in millions):

	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Amortizable Intangible Assets		Total Identifiable Intangible Assets Excluding Goodwill
			Customer Relationships	Patents
Power Transmission
Net carrying amount as of March 31, 2008	$948.5	$242.2	$223.9	$17.4	$483.5
Impairment charges	(93.4)	(34.3)	—	(5.3)	(39.6)
Amortization	—	—	(20.1)	(1.4)	(21.5)

Net carrying amount as of December 27, 2008	$855.1	$207.9	$203.8	$10.7	$422.4

Water Management
Net carrying amount as of March 31, 2008	$383.2	$135.0	$239.6	$25.8	400.4
Impairment charges	(225.9)	(34.6)	—	(9.0)	(43.6)
Amortization	—	—	(13.2)	(2.2)	(15.4)
Adjustment to initial purchase price allocation (1)	(4.6)	—	—	—	—

Net carrying amount as of December 27, 2008	$152.7	$100.4	$226.4	$14.6	$341.4

Consolidated
Net carrying amount as of March 31, 2008	$1,331.7	$377.2	$463.5	$43.2	$883.9
Impairment charges	(319.3)	(68.9)	—	(14.3)	(83.2)
Amortization	—	—	(33.3)	(3.6)	(36.9)
Adjustment to initial purchase price allocation (1)	(4.6)	—	—	—	—

Net carrying amount as of December 27, 2008	$1,007.8	$308.3	$430.2	$25.3	$763.8

(1)	Represents adjustments to the Company’s initial purchase price allocation related to its Zurn and GA acquisitions. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company subsequently adjusted its goodwill to record an income tax refund receivable as well as update uncertain tax positions and accrual balances related to these acquisitions.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 27, 2008 and March 31, 2008 are as follows (in millions):

	December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$36.1	$(10.8)	$25.3
Customer relationships (including distribution network)	528.6	(98.4)	430.2
Intangible asset not subject to amortization - trademarks and tradenames	308.3	—	308.3

	$873.0	$(109.2)	$763.8

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$50.4	$(7.2)	$43.2
Customer relationships (including distribution network)	528.6	(65.1)	463.5
Intangible asset not subject to amortization - trademarks and tradenames	377.2	—	377.2

	$956.2	$(72.3)	$883.9

Intangible asset amortization expense totaled $12.0 million and $36.9 million for the third quarter and nine months ended December 27, 2008, respectively. Intangible asset amortization expense totaled $12.3 million and $37.7 million for the third quarter and nine months ended December 29, 2007, respectively.

6. Restructuring and Other Similar Costs

During the third quarter ended December 27, 2008, the Company commenced the execution of certain restructuring actions to reduce operating costs and improve profitability. The restructuring actions primarily consisted of workforce reductions of approximately 500 employees, or a 6.8% reduction in the Company’s September 27, 2008 employee base. The restructuring costs incurred amounted to $3.6 million during the third quarter ended December 27, 2008. The following table summarizes the Company’s restructuring costs during the third quarter ended December 27, 2008 by reportable segment (in millions):

	Power Transmission	Water Management	Consolidated
Severance Costs	$3.1	$0.5	$3.6

The following table summarizes the activity in the Company’s restructuring reserve for the nine months ended December 27, 2008 (in millions):

Severance Costs
Restructuring reserve, March 31, 2008	$—
Charges	3.6
Cash payments	(1.1)

Restructuring reserve, December 27, 2008 (1)	$2.5

(1)	The restructuring reserve is included in other current liabilities on the condensed consolidated balance sheets.

The accrued severance costs will be paid during the remainder of fiscal 2009 as well as fiscal 2010.

As a result of the weak macro-economic environment, the Company expects to continue to take action to further reduce its cost structure over the next several quarters to improve its overall profitability. It is anticipated that future actions will consist of workforce reductions, asset impairments and facility rationalization initiatives. The Company currently estimates the total severance cost associated with future workforce reductions to be approximately $12 million to $14 million.

7. Income Taxes

The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant, discrete items is reflected in the period in which they occur. The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company’s ability to utilize various tax credits and net operating loss carryforwards.

The effective income tax rate for the third quarter of fiscal 2009 was (3.0)% versus 35.9% in the third quarter of fiscal 2008. The income tax expense, associated with the loss before income taxes, for the third quarter of fiscal 2009 is primarily due to the effect of approximately $304.8 million of non-deductible expenses recorded, as well as, a $45.7 million increase in the valuation allowance; both items relating to the impairment charge recorded in the current period as a result of current economic conditions. The increase in the valuation allowance in the current period is the result of U.S. federal net operating loss carryforwards, certain state net operating loss carryforwards and foreign tax credit carryforwards which were generated and recognized in prior periods but now have more uncertainty as to the ultimate realization of the associated tax benefits due to the deterioration of the current economic environment. The effective income tax rate for the third quarter of fiscal 2008 is slightly higher than the U.S. federal statutory rate of 35% due to the effect of reductions in certain foreign statutory income tax rates offsetting the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for foreign tax credits generated during this period for which realization of such benefit is not deemed more-likely-than-not.

The effective tax rate of (8.6)%, associated with the loss before income taxes for the first nine months of fiscal 2009, is mainly due to the effect of approximately $304.8 million of non-deductible expenses recorded, as well as, a $45.7 million increase in the valuation allowance; both items relating to the impairment charge recorded in the third quarter of fiscal 2009. The effective income tax rate of 44.0% for the first nine months of fiscal 2008 is higher than the U.S. federal statutory rate of 35% due to the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. At December 27, 2008, the Company had a $42.5 million liability for unrecognized net tax benefits, of which $6.9 million represented tax benefits that if recognized, would favorably impact the effective tax rate. At March 31, 2008, the Company’s total liability for unrecognized net tax benefits was $45.7 million. Included in this figure is $5.2 million, which represents tax benefits that if recognized, would favorably impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 27, 2008 and March 31, 2008, the total amount of gross, unrecognized tax benefits includes $13.9 million and $14.2 million of accrued interest and penalties, respectively. The Company recognized $0.6 million of net interest and penalties as income tax expense during the quarter ended December 27, 2008. The Company recognized $0.7 million of net interest and penalties as income tax expense during the quarter ended December 29, 2007. The amount of interest and penalties recorded as income tax expense was $1.2 and $1.3 million during the first nine months of fiscal 2009 and fiscal 2008, respectively. The amount of net interest and penalties recorded for the nine months ended December 27, 2008 includes interest income recorded relating to a protective claim for refund that was received during the quarter ended December 27, 2008, as discussed in more detail in the following paragraph. In addition, the expense recorded for the nine months ended December 29, 2007 reflects the reduction of interest expense recorded as a result of an Internal Revenue Service (“IRS”) refund received during this period relating to an IRS audit for Jacuzzi Brands, Inc. for the fiscal years ended September 30, 1998 through 2002.

In conjunction with the Zurn acquisition, the Company assumed certain tax liabilities, contingencies and refund claims of Jacuzzi Brands, Inc and its subsidiaries (“JBI”). A protective claim for refund had been filed with the IRS with respect to minimum tax credits (“MTC”) that had been allocated to JBI from a consolidated group to which it used to belong. The utilization of the MTC by JBI on its federal income tax return for the year ended

September 30, 1995 was initially disallowed by the IRS as the group from which these credits were allocated was currently under audit and the amount of the MTC was subject to change. Upon conclusion of this audit, the protective claim for refund was processed and the Company recently received this refund. As a result, the Company recorded approximately $1.1 million of previously unrecognized tax benefits and $2.2 million of related accrued interest (net of federal and state income taxes) of which $2.9 million was recorded through goodwill and $0.4 million was reflected as a reduction to income tax expense during the nine months ended December 27, 2008.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine, periodic audits in both domestic and foreign tax jurisdictions. In addition, the Company was recently notified by the Internal Revenue Service (“IRS”) of its intention to conduct an examination of the United States federal income tax return for the tax periods ended March 31, 2006 and July 21, 2006. The IRS’s examination for these tax periods began in January 2009. It appears reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of such audits; however, any potential payments of income tax, interest and penalties is not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for years ending prior to fiscal 2006, state and local income tax examinations for years ending prior to fiscal 2005 or significant foreign income tax examinations for years ending prior to fiscal 2004. With respect to the Company’s U.S. federal net operating loss (“NOL”) carryforward, fiscal years 2003 through 2005 are open under statutes of limitations; whereby, the tax authorities may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforward to future open tax years.

8. Comprehensive Income

Comprehensive income (loss) consists of the following (in millions):

	Third Quarter Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net income (loss)	$(409.9)	$19.8	$(386.5)	$29.2
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivatives, net of tax	(1.9)	(1.3)	1.4	(1.9)
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains (losses), net of tax	(0.4)	—	(0.2)	—
Foreign currency translation adjustments	(12.8)	2.0	(17.5)	9.7

Comprehensive income (loss)	$(425.0)	$20.5	$(402.8)	$37.0

9. Inventories

The major classes of inventories are summarized as follows (in millions):

	December 27, 2008	March 31, 2008
Finished goods	$226.9	$228.3
Work in progress	57.7	63.2
Raw materials	54.6	49.5

Inventories at First-in, First-Out (“FIFO”) cost	339.2	341.0
Adjustment to state inventories at Last-in, First-Out (“LIFO”) cost	23.6	29.3

	$362.8	$370.3

10. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 27, 2008	March 31, 2008
Taxes, other than income taxes	$4.5	$5.2
Sales rebates	18.7	17.4
Severance obligations (1)	3.4	4.7
Customer advances	23.0	31.5
Product warranty	4.0	6.8
Commissions	6.2	7.3
Risk management reserves (2)	5.4	4.6
Derivative liability (3)	7.4	—
Other	15.7	18.3

	$88.3	$95.8

(1)	The December 27, 2008 severance obligations balance includes $2.5 million related to the aforementioned restructuring within Note 6.

(2)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.

(3)	Represents the fair value of the Company’s interest rate collar and swap.

11. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	December 27, 2008	March 31, 2008
Term loans	$766.5	$767.5
Borrowings under revolving credit facility	47.5	—
9.50% Senior notes due 2014 (1)	802.5	803.3
8.875% Senior notes due 2016	150.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	2.7	3.4

Total	2,069.5	2,024.5
Less current portion	50.6	2.9

Long-term debt	$2,018.9	$2,021.6

(1)	Includes an unamortized bond issue premium of $7.5 million and $8.3 million at December 27, 2008 and March 31, 2008, respectively.

The Company borrows under certain secured credit facilities with a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility (consisting of two tranches) with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of December 27, 2008, the Company’s outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $196.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.00% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at December 27, 2008 was 5.84%.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments there under will terminate, on July 20, 2012. On October 15, 2008, the Company submitted a borrowing request for $50.0 million from the Company’s revolving credit facility to increase the Company’s cash position and to preserve financial flexibility in light of the current uncertainty in the capital credit markets. On October 15, 2008, $47.5 million in net proceeds were received by the Company from the administration agent. The difference between the requested amount and the net proceeds received is a result of Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”) filing bankruptcy on September 15, 2008 and periodically thereafter, which led to Lehman’s inability to fulfill its obligation to fund its pro rata share of the borrowing request as required under its commitment to the facility. As a result of Lehman’s inability to fulfill its obligation under the credit facility, the Company does not expect that Lehman will fund its pro rata share of any future borrowing requests. Therefore, the availability under the Company’s revolving credit facility has been temporarily reduced by 5% or $7.5 million (Lehman’s pro rata share of the facility) until such time as a replacement lender covers this credit commitment. In addition, $29.4 million and $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 27, 2008 and March 31, 2008, respectively. Outstanding borrowings under the revolving credit facility were $47.5 million as of December 27, 2008 and are classified within current portion of long-term debt in the condensed consolidated balance sheets.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments there under at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). The Company also must pay a customary letter of credit and agency fees.

As of December 27, 2008, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $9.5 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. On June 30, 2008 and September 30, 2008, the Company made principal payments of $0.5 million on the B2 facility. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of December 27, 2008, the senior secured bank leverage ratio was 1.54 to 1.00.

The Company has issued $795.0 million in aggregate principal amount of 9.50% senior notes due 2014. Those notes bear interest at a rate of 9.50% per annum, payable on each February 1 and August 1, and will mature on August 1, 2014. The Company has also issued $150.0 million in aggregate principal amount of 8.875% senior notes due 2016. Those notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016. The Company issued $300.0 million in aggregate principal amount of 11.75% senior subordinated notes due 2016. Those notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit the Company to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow the Company to incur additional debt as long as it can satisfy the coverage ratio of the indenture after giving effect thereto on a pro forma basis.

The indentures governing the senior notes and senior subordinated notes contain customary covenants, among others, limiting dividends, investments, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in the indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by the Company’s subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture).

The indentures governing the senior notes and the senior subordinated notes permit optional redemption of the notes on certain terms and at certain prices, as described below.

The indentures provide that, at any time and from time to time on or prior to August 1, 2009, the Company may redeem in the aggregate up to 35% of the original aggregate principal amount of such notes with the net cash proceeds of certain equity offerings (1) by the Company or (2) by any direct or indirect parent of the Company, at a redemption price equal to a premium on the principal amount of notes (as set forth in the applicable indenture), plus accrued and unpaid interest and additional interest, if any, to the redemption date.

In addition, the indentures provide that, prior to August 1, 2011 (or in the case of the 9.50% senior notes due 2014, prior to August 1, 2010), the notes may be redeemed at the Company’s option in whole at any time or in part from time to time, upon not less than 30 and not more than 60 days’ prior notice, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium as set forth in the in the applicable indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the applicable redemption date.

Further, on or after August 1, 2011 (or in the case of the 9.50% senior notes, on or after August 1, 2010), the indentures permit optional redemption of the notes, in whole or in part upon not less than 30 and not more than 60 days’ prior notice, at the redemption prices stated in the indentures.

Notwithstanding the above, our ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes or senior subordinated notes may be restricted or prohibited under the above-referenced senior secured credit facilities and, in the case of the senior subordinated notes, by the provisions in the indentures governing the senior notes.

At December 27, 2008 and March 31, 2008, various wholly-owned subsidiaries had additional debt of $2.7 million and $3.4 million, respectively, comprised primarily of capital lease obligations and borrowings at various foreign subsidiaries.

Account Receivable Securitization Program

On September 26, 2007, three wholly-owned domestic subsidiaries entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby they continuously sell substantially all of their domestic trade accounts receivable to Rexnord Funding LLC (a wholly-owned bankruptcy remote special purpose subsidiary) for cash and subordinated notes. Rexnord Funding LLC in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the Receivables Financing and Administration Agreement is $100 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by Rexnord Funding LLC. At December 27, 2008 the Company’s available borrowing capacity under the AR Securitization Program was $95.7 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement.

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in the consolidated statement of operations if revolving loans or letters of credit are obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus an applicable margin, which at December 27, 2008 was 1.35%. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At December 27, 2008, the Company had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of December 27, 2008, Rexnord Funding was in compliance with all applicable covenants and performance ratios.

12. Financial Instruments

The Company selectively uses interest rate collars and swaps and foreign exchange forward contracts to manage interest rate and foreign currency risks. The use of the derivatives is restricted to those intended for hedging purposes.

In February 2008, the Company entered into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany cash flows expected to occur within the current fiscal year. The remaining forward contracts expire between December 28, 2008 and March 27, 2009 and have a notional amount of 8.3 million Canadian dollars (“CAD”) ($8.2 million United States dollars (“USD”)) and contract rates ranging from $1CAD:$0.9943 USD to $1CAD:$0.9930 USD. These foreign exchange forward contracts have not been accounted for as effective cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and as such are marked to market through earnings. At December 27, 2008, the Company recorded the fair value of these contracts of $1.5 million within other current assets and recorded $2.1 million and $1.9 million of other income during the third quarter and nine months ended December 27, 2008, respectively. The Company recorded $1.4 million and $3.5 million of other expense during the third quarter and nine months ended December 29, 2007, respectively, related to these foreign exchange forward contracts.

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS 133. The negative fair value of these interest rate derivatives totaled $7.4 million at December 27, 2008 and has been recorded on the Company’s condensed consolidated balance sheets as an other current liability with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax.

13. Fair Value Measurements

As further discussed in Note 1, the Company adopted SFAS 157, effective April 1, 2008. While SFAS 157 does not expand the use of fair value measurements in any new circumstance, it applies to several current accounting standards that require or permit measurement of assets and liabilities at fair value. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.

In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

•	Level 1- Quoted prices for identical instruments in active markets.

•

Level 2- Quoted prices for similar instruments; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.

•	Level 3- Model-derived valuations in which one or more inputs or value-drivers are both significant to the fair value measurement and unobservable.

If applicable, the Company uses quoted market prices in active markets to determine fair value, and therefore classifies such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters. These measurements are classified within Level 3 if they use significant unobservable inputs.

The Company’s fair value measurements which are impacted by SFAS 157 include:

Interest Rate Collar and Swap

The fair value of interest rate swap and collar derivatives is primarily based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.

Foreign exchange forward contracts

The fair value of foreign exchange forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of Canadian dollars (for United States dollars) at pre-designated settlement dates.

The Company endeavors to utilize the best available information in measuring fair value. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of December 27, 2008 (in millions):

	Fair Value as of December 27, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts (1)	$—	$1.5	$—	$1.5

Total assets at fair value	$—	$1.5	$—	$1.5

Liabilities:
Interest rate collar and swap (2)	$—	$7.4	$—	$7.4

Total liabilities at fair value	$—	$7.4	$—	$7.4

(1)	The foreign exchange forward contracts are included in other current assets on the condensed consolidated balance sheets.

(2)	The interest rate collar and swap are included in other current liabilities on the condensed consolidated balance sheets.

14. Commitments and Contingencies

Warranties:

The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Third Quarter Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Balance at beginning of period	$4.6	$4.4	$6.8	$4.2
Charged to operations including revisions of estimates	0.4	0.9	0.2	2.1
Claims settled	(1.0)	(1.0)	(3.0)	(2.0)

Balance at end of period	$4.0	$4.3	$4.0	$4.3

Contingencies:

The Company’s entities are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In connection with the Carlyle acquisition in November 2002, Invensys plc has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•

In 2002, Rexnord Industries, LLC (formerly known as Rexnord Corporation) (“Rexnord Industries”) was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries’ Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company’s property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site. Rexnord Industries’ allocated share of future costs related to the Site, including for investigation and/or remediation, could be significant.

All previously pending lawsuits related to the Site have been settled and dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in matters related to the Site and has paid 100% of the costs to date. To provide additional protection, the Company has brought several indemnification suits against previous property owners who retained certain environmental liabilities associated with its property, and is also involved in litigation with its insurance companies for a declaration of coverage. These suits are progressing in accordance with the respective court’s scheduling order.

•

Approximately 700 lawsuits (with approximately 6,950 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary is a defendant in a pending multi-defendant lawsuit relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,700 claimants in this Prager lawsuit. The ultimate outcome of this lawsuit cannot presently be determined. To date, the Company’s insurance providers have paid 100% of the costs related to the Prager asbestos claims. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of this suit.

In connection with the Falk acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk, through its successor entity, is a defendant in approximately 170 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 1,360 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation.

As of December 27, 2008, Zurn and an average of 115 other unrelated companies were defendants in approximately 6,100 asbestos related lawsuits representing approximately 45,500 claims. The suits allege damages in an aggregate amount of approximately $16.1 billion against all defendants. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

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

Management estimates that its available insurance to cover its potential asbestos liability as of December 27, 2008, is approximately $277.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $201.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $277.0 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of December 27, 2008, the Company recorded a receivable from its insurance carriers of $134.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $277.0 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $277.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

As of the date of this filing, subsidiaries, Zurn Pex, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in eleven lawsuits, brought between July 2007 and October 2008, in various U.S. federal courts (MN, ND, CO, NC, MT, AL, VA and LA). The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. The suits were transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. The Company is being provided a defense by its insurance carrier. While the Company intends to vigorously defend itself in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on the Company.

15. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Third Quarter Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Pension Benefits:
Service cost	$0.9	$0.5	$3.3	$3.2
Interest cost	8.1	8.3	25.7	25.0
Expected return on plan assets	(12.4)	(12.1)	(37.4)	(36.3)
Amortization of:
Prior service cost	—	0.1	0.2	0.2

Net periodic benefit (income)	$(3.4)	$(3.2)	$(8.2)	$(7.9)

Other Postretirement Benefits:
Service cost	$—	$0.1	$0.3	$0.4
Interest cost	0.4	0.8	1.9	2.3
Amortization of:
Prior service cost	(0.4)	(0.1)	(0.5)	(0.1)
Actuarial gains	(0.1)	—	—	—

Net periodic benefit (income) cost	$(0.1)	$0.8	$1.7	$2.6

In the first nine months of fiscal 2009 and 2008, the Company made contributions of $1.8 million and $3.7 million, respectively, to its U.S. qualified pension plan trusts.

During the third quarter ended December 27, 2008 the Company discontinued certain post – 65 retiree medical benefits related to current retirees as well as future retirees covered under the October 1, 2006 collective bargaining agreement. In accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Company accounted for this discontinuation as a negative plan amendment and as a result reduced its accumulated benefit obligation by approximately $20.2 million which will be amortized into net periodic benefit cost over the participant’s average future working lifetime.

On April 1, 2008, the Company adopted the measurement date provisions of SFAS 158. The impact of the adoption was an increase in total liabilities of $1.3 million, an increase in total assets of $3.5 million, an increase in deferred tax liabilities of $0.9 million and an increase in retained earnings, net of tax, of $1.3 million.

16. Stock Options

As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the acquisition of the Company by Apollo Management, L.P. (“Apollo”) on July 21, 2006, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of December 27, 2008, 539,242 of these rollover stock options remain outstanding.

In connection with the acquisition of the Company by Apollo on July 21, 2006, the Board of Directors of Rexnord Holdings also adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining fifty percent of the options are eligible to vest based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2014.

The fair value of each option granted under the Option Plan during the nine months ended December 27, 2008 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 28% based on the expected volatilities of publicly-traded companies within the Company’s industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 3.76% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 44,900 options granted under the Option Plan between April 1, 2008 and December 27, 2008 was $16.01.

For the third quarter and nine months ended December 27, 2008, the Company recorded $1.8 million and $5.0 million of stock-based compensation expense. For the third quarter and nine months ended December 29, 2007, the Company recorded $1.8 million and $5.6 million of stock-based compensation expense. As of December 27, 2008, there was $18.9 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.9 years.

The following table presents the Company’s stock option activity during the first nine months of fiscal 2009:

	Period from April 1, 2008 through December 27, 2008
	Shares	Weighted Avg. Excercise Price
Number of shares under option:
Outstanding at beginning of period	2,795,887	$17.47
Granted	44,900	40.00
Exercised	(1,806)	19.94
Canceled/Forfeited	(62,361)	19.94

Outstanding at end of period (1)(2)	2,776,620	$17.78

Exercisable at end of period (3)	1,090,249	$13.60

(1)	Includes 539,242 roll-over options.

(2)	The weighted average remaining contractual life of options outstanding at December 27, 2008 is 7.9 years.

(3)	The weighted average remaining contractual life of options exercisable at December 27, 2008 is 7.7 years.

17. Business Segment Information

The results of operations are reported in two business segments, consisting of the Power Transmission platform and the Water Management platform. The Power Transmission platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment serving the industrial and aerospace markets. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management platform manufactures professional grade specification plumbing, PEX piping, commercial brass and water and waste water treatment and control products serving the infrastructure, commercial and residential markets. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The financial information of the Company’s segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. Management evaluates the performance of each business segment based on its operating results.

Business Segment Information:

(In Millions)

	Third Quarter Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net sales
Power Transmission	$315.6	$334.0	$1,009.8	$969.7
Water Management	127.5	115.1	440.0	381.5

Consolidated	$443.1	$449.1	$1,449.8	$1,351.2

Income (loss) from operations
Power Transmission	$(95.3)	$65.2	$(1.0)	$154.1
Water Management	(257.3)	17.0	(212.0)	60.0
Corporate	(2.7)	(3.6)	(9.7)	(11.3)

Consolidated	$(355.3)	$78.6	$(222.7)	$202.8
Non-operating expense:
Interest expense, net	$(46.1)	$(47.7)	$(135.3)	$(145.2)
Other income (expense), net	3.3	—	2.1	(5.5)

Income (loss) before income taxes	(398.1)	30.9	(355.9)	52.1
Provision for income taxes	11.8	11.1	30.6	22.9

Net income (loss)	$(409.9)	$19.8	$(386.5)	$29.2

Intangible impairment charges
Power Transmission	$(132.9)	$—	$(132.9)	$—
Water Management	(269.6)	—	(269.6)	—

Consolidated	$(402.5)	$—	$(402.5)	$—
Depreciation and Amortization
Power Transmission	$19.8	$20.3	$60.5	$57.5
Water Management	6.7	6.4	21.6	19.8

Consolidated	$26.5	$26.7	$82.1	$77.3

Capital Expenditures
Power Transmission	$6.3	$13.8	$27.0	$35.5
Water Management	1.0	0.6	2.9	1.6

Consolidated	$7.3	$14.4	$29.9	$37.1

	December 27, 2008	March 31, 2008
Total Assets
Power Transmission	$2,358.5	$2,477.0
Water Management	989.3	1,265.9
Corporate	54.7	62.3

Consolidated	$3,402.5	$3,805.2

18. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company at December 27, 2008 and March 31, 2008 and for the third quarter and nine months ended December 27, 2008 and December 29, 2007 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

December 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$198.2	$41.3	$—	$239.5
Receivables, net	—	192.0	68.8	—	260.8
Inventories, net	—	299.4	63.4	—	362.8
Other current assets	—	19.1	15.1	—	34.2

Total current assets	—	708.7	188.6	—	897.3
Receivable from (payable to) affiliates, net	24.7	23.0	(47.7)	—	—
Property, plant and equipment, net	—	333.7	85.4	—	419.1
Intangible assets, net	—	746.6	17.2	—	763.8
Goodwill	—	826.1	181.7	—	1,007.8
Investment in:
Guarantor subsidiaries	1,600.0	—	—	(1,600.0)	—
Non-guarantor subsidiaries	—	610.5	—	(610.5)	—
Insurance for asbestos claims	—	134.0	—	—	134.0
Pension assets	—	116.0	0.3	—	116.3
Other assets	54.4	6.6	3.2	—	64.2

Total assets	$1,679.1	$3,505.2	$428.7	$(2,210.5)	$3,402.5

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$49.5	$0.6	$0.5	$—	$50.6
Trade payables	—	101.6	35.6	—	137.2
Income taxes payable	(0.1)	0.2	4.4	—	4.5
Deferred income taxes	4.7	3.6	(0.4)	—	7.9
Compensation and benefits	—	45.9	12.4	—	58.3
Current portion of pension obligations	—	0.3	2.7	—	3.0
Current portion of postretirement obligations	—	3.5	0.1	—	3.6
Interest payable	60.0	0.1	0.1	—	60.2
Other current liabilities	10.4	60.8	17.1	—	88.3

Total current liabilities	124.5	216.6	72.5	—	413.6
Long-term debt	2,017.3	0.2	1.4	—	2,018.9
Note (receivable from) payable to affiliates, net	(971.4)	1,303.5	(332.1)	—	—
Pension obligations	—	16.3	46.4	—	62.7
Postretirement benefit obligations	—	47.8	—	—	47.8
Deferred income taxes	161.3	170.6	13.7	—	345.6
Reserve for asbestos claims	—	134.0	—	—	134.0
Other liabilities	24.3	16.2	16.3	—	56.8

Total liabilities	1,356.0	1,905.2	(181.8)	—	3,079.4
Total stockholders’ equity	323.1	1,600.0	610.5	(2,210.5)	323.1

Total liabilities and stockholders’ equity	$1,679.1	$3,505.2	$428.7	$(2,210.5)	$3,402.5

Condensed Consolidating Balance Sheet

March 31, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$100.2	$41.7	$—	$141.9
Receivables, net	—	206.0	82.5	—	288.5
Inventories, net	—	304.5	65.8	—	370.3
Other current assets	—	18.3	16.7	—	35.0

Total current assets	—	629.0	206.7	—	835.7
Receivable from (payable to) affiliates, net	24.7	27.2	(51.9)	—	—
Property, plant and equipment, net	—	346.2	97.1	—	443.3
Intangible assets, net	—	861.0	22.9	—	883.9
Goodwill	—	1,150.0	181.7	—	1,331.7
Investment in:
Guarantor subsidiaaries	1,970.5	—	—	(1,970.5)	—
Non-guarantor subsidiaries	—	618.9	—	(618.9)	—
Insurance for asbestos claims	—	134.0	—	—	134.0
Pension assets	—	101.5	0.3	—	101.8
Other assets	62.1	8.2	4.5	—	74.8

Total assets	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.2	$0.7	$—	$2.9
Trade payables	—	121.5	57.1	—	178.6
Income taxes payable	0.4	(1.6)	6.0	—	4.8
Deferred income taxes	8.6	4.1	(1.0)	—	11.7
Compensation and benefits	—	54.8	16.5	—	71.3
Current portion of pension obligations	—	0.3	2.7	—	3.0
Current portion of postretirement obligations	—	3.6	—	—	3.6
Interest payable	27.2	0.1	0.1	—	27.4
Other current liabilities	0.8	74.4	20.6	—	95.8

Total current liabilities	39.0	257.4	102.7	—	399.1
Long-term debt	2,019.1	0.7	1.8	—	2,021.6
Note (receivable from) payable to affiliates, net	(936.0)	1,283.4	(347.4)	—	—
Pension obligations	—	18.3	50.7	—	69.0
Postretirement benefit obligations	—	49.5	—	—	49.5
Deferred income taxes	157.1	145.6	15.5	—	318.2
Reserve for asbestos claims	—	134.0	—	—	134.0
Other liabilities	33.5	16.6	19.1	—	69.2

Total liabilities	1,312.7	1,905.5	(157.6)	—	3,060.6
Total stockholders’ equity	744.6	1,970.5	618.9	(2,589.4)	744.6

Total liabilities and stockholders’ equity	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Condensed Consolidating Statement of Operations

Three Months Ended December 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$360.7	$105.0	$(22.6)	$443.1
Cost of sales	—	245.4	80.9	(22.6)	303.7

Gross profit	—	115.3	24.1	—	139.4
Selling, general and administrative expenses	—	60.3	16.3	—	76.6
Intangible impairment charges	—	396.9	5.6	—	402.5
Restructuring and other similar costs	—	3.4	0.2	—	3.6
Amortization of intangible assets	—	11.9	0.1	—	12.0

Income (loss) from operations	—	(357.2)	1.9	—	(355.3)
Nonoperating income (expense):
Interest expense, net:
To third parties	(46.3)	0.5	(0.3)	—	(46.1)
To affiliates	28.7	(25.6)	(3.1)	—	—
Other, net	24.3	(20.6)	(0.4)	—	3.3

Income (loss) before income taxes	6.7	(402.9)	(1.9)	—	(398.1)
(Benefit) provision for income taxes	(0.5)	11.8	0.5	—	11.8

Income (loss) before equity in earnings of subsidiaries	7.2	(414.7)	(2.4)	—	(409.9)
Equity in (loss) earnings of subsidiaries	(417.1)	(2.4)	—	419.5	—

Net income (loss)	$(409.9)	$(417.1)	$(2.4)	$419.5	$(409.9)

Condensed Consolidating Statement of Operations

Three Months Ended December 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$350.4	$121.5	$(22.8)	$449.1
Cost of sales	—	237.2	87.1	(22.8)	301.5

Gross profit	—	113.2	34.4	—	147.6
Selling, general and administrative expenses	—	56.0	18.1	—	74.1
(Gain) on Canal Street facility accident, net	—	(17.4)	—	—	(17.4)
Amortization of intangible assets	—	12.2	0.1	—	12.3

Income from operations	—	62.4	16.2	—	78.6
Nonoperating income (expense):
Interest expense, net:
To third parties	(48.1)	0.7	(0.3)	—	(47.7)
To affiliates	21.7	(18.5)	(3.2)	—	—
Other, net	(0.6)	5.0	(4.4)	—	—

Income (loss) before income taxes	(27.0)	49.6	8.3	—	30.9
Provision for income taxes	5.1	5.6	0.4	—	11.1

Income (loss) before equity in earnings of subsidiaries	(32.1)	44.0	7.9	—	19.8
Equity in earnings of subsidiaries	51.9	7.9	—	(59.8)	—

Net income	$19.8	$51.9	$7.9	$(59.8)	$19.8

Condensed Consolidating Statement of Operations

Nine Months Ended December 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,154.4	$358.9	$(63.5)	$1,449.8
Cost of sales	—	784.7	264.1	(63.5)	985.3

Gross profit	—	369.7	94.8	—	464.5
Selling, general and administrative expenses	—	189.0	55.2	—	244.2
Intangible impairment charges	—	396.9	5.6	—	402.5
Restructuring and other similar costs	—	3.4	0.2	—	3.6
Amortization of intangible assets	—	36.7	0.2	—	36.9

Income (loss) from operations	—	(256.3)	33.6	—	(222.7)
Nonoperating income (expense):
Interest expense, net:
To third parties	(136.1)	1.4	(0.6)	—	(135.3)
To affiliates	85.3	(76.2)	(9.1)	—	—
Other, net	22.8	(12.5)	(8.2)	—	2.1

Income (loss) before income taxes	(28.0)	(343.6)	15.7	—	(355.9)
(Benefit) provision for income taxes	(1.3)	25.5	6.4	—	30.6

Income (loss) before equity in earnings of subsidiaries	(26.7)	(369.1)	9.3	—	(386.5)
Equity in earnings of subsidiaries	(359.8)	9.3	—	350.5	—

Net income (loss)	$(386.5)	$(359.8)	$9.3	$350.5	$(386.5)

Condensed Consolidating Statement of Operations

Nine Months Ended December 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,065.9	$342.9	$(57.6)	$1,351.2
Cost of sales	—	721.7	248.3	(57.6)	912.4

Gross profit	—	344.2	94.6	—	438.8
Selling, general and administrative expenses	—	173.0	54.5	—	227.5
(Gain) on Canal Street facility accident, net	—	(29.2)	—	—	(29.2)
Amortization of intangible assets	—	37.5	0.2	—	37.7

Income from operations	—	162.9	39.9	—	202.8
Nonoperating income (expense):
Interest expense, net:
To third parties	(146.0)	1.8	(1.0)	—	(145.2)
To affiliates	74.4	(65.0)	(9.4)	—	—
Other, net	7.9	0.4	(13.8)	—	(5.5)

Income (loss) before income taxes	(63.7)	100.1	15.7	—	52.1
Provision for income taxes	2.7	16.0	4.2	—	22.9

Income (loss) before equity in earnings of subsidiaries	(66.4)	84.1	11.5	—	29.2
Equity in earnings of subsidiaries	95.6	11.5	—	(107.1)	—

Net income	$29.2	$95.6	$11.5	$(107.1)	$29.2

Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(386.5)	$(359.8)	$9.3	$350.5	$(386.5)
Noncash adjustments	366.7	465.5	14.4	(350.5)	496.1
Changes in operating assets and liabilities, including intercompany activity	(1.7)	15.3	(13.2)	—	0.4

Cash (used for) provided by operating activities	(21.5)	121.0	10.5	—	110.0
Investing activities
Expenditures for property, plant and equipment	—	(23.8)	(6.1)	—	(29.9)
Proceeds from surrender of life insurance policies		0.9			0.9

Cash used for investing activities	—	(22.9)	(6.1)	—	(29.0)
Financing activities
Repayments of long-term debt	(1.0)	(0.1)	(0.3)	—	(1.4)
Proceeds from borrowings on revolving credit facility	47.5	—	—	—	47.5
Dividend payment to parent company	(25.0)	—	—	—	(25.0)

Cash provided by (used for) financing activities	21.5	(0.1)	(0.3)	—	21.1
Effect of exchange rate changes on cash	—	—	(4.5)	—	(4.5)

Increase (decrease) in cash	—	98.0	(0.4)	—	97.6
Cash at beginning of period	—	100.2	41.7	—	141.9

Cash at end of period	$—	$198.2	$41.3	$—	$239.5

Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$29.2	$95.6	$11.5	$(107.1)	$29.2
Noncash adjustments	(88.5)	62.7	8.4	107.1	89.7
Changes in operating assets and liabilities, including intercompany activity	79.9	(28.9)	(7.6)	—	43.4

Cash provided by operating activities	20.6	129.4	12.3	—	162.3
Investing activities
Expenditures for property, plant and equipment	—	(31.1)	(6.0)	—	(37.1)
Proceeds from disposition of property, plant and equipment	—	0.2	0.1	—	0.3

Cash used for investing activities	—	(30.9)	(5.9)	—	(36.8)
Financing activities
Repayments of long-term debt	(20.0)	(0.4)	(1.4)	—	(21.8)
Payment of financing fees	(0.6)	—	—	—	(0.6)

Cash used for financing activities	(20.6)	(0.4)	(1.4)	—	(22.4)
Effect of exchange rate changes on cash	—	—	1.6	—	1.6

Increase in cash	—	98.1	6.6	—	104.7
Cash at beginning of period	—	32.2	23.9	—	56.1

Cash at end of period	$—	$130.3	$30.5	$—	$160.8

19. Subsequent Events

Acquisition of Fontaine-Alliance Inc. and Subsidiaries

On January 16, 2009, the Company announced that Zurn Industries, LLC, the Company’s wholly owned water management subsidiary, entered into a definitive agreement to acquire the stock of Fontaine-Alliance Inc. and affiliates (“Fontaine”) for a cash purchase price of 30 million Canadian dollars (“CAD”) (including the assumption of debt). The acquisition is expected to close in the first calendar quarter of 2009. Fontaine manufactures sluice gates and other engineered flow control products for the municipal water and wastewater markets. Fontaine is based in Magog, Quebec, Canada. Fontaine employs approximately 185 employees with annual sales of approximately 40 million CAD. Rexnord anticipates funding the acquisition from existing cash balances and/or its existing credit facilities. Fontaine will expand Rexnord’s strategic water management platform, which was created with the Company’s acquisition of Zurn in February, 2007. The acquisition further expands Zurn’s presence in the municipal water and wastewater markets, both domestically and internationally, along with providing a product offering that is complementary with Zurn’s recent acquisition of GA Industries, Inc., which was acquired on January 31, 2008.

Dividend Payment to Rexnord Holdings

In January 2009, the Company paid a $35.0 million dividend to its indirect parent company, Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness Due 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 27, 2008 and during the period from April 1, 2008 through December 27, 2008, there has been no material change to this information.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 on April 1, 2008; see Note 13 to the condensed consolidated financial statements for disclosures required under SFAS 157. The Company has also elected a partial deferral of SFAS 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires companies to recognize as a component of comprehensive income, net of tax, gains or losses that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87; measure the funded status of plans as of the date of the Company’s fiscal year end; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted the funding and disclosure requirements of SFAS 158 as of March 31, 2008. The measurement provisions of SFAS 158 were adopted on April 1, 2008. Upon adoption, the Company recorded an increase to retained earnings of $2.2 million ($1.3 million, net of tax).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 became effective for the Company as of April 1, 2008, however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of SFAS 159.

Fiscal Year

The Company’s fiscal year ends on March 31. Throughout this MD&A, we refer to the period from September 28, 2008 through December 27, 2008 as the “third quarter of fiscal 2009” or the “third quarter ended December 27, 2008.” Similarly, we refer to the period from September 30, 2007 through December 29, 2007 as the “third quarter of fiscal 2008” or the “third quarter ended December 29, 2007.” We refer to the period from April 1, 2008 through December 27, 2008 as the “first nine months of fiscal 2009” or the “nine months ended December 27, 2008.” Similarly, we refer to the period from April 1, 2007 through December 29, 2007 as the “first nine months of fiscal 2008” or the “nine months ended December 29, 2007.”

Results of Operations

General

We believe we are a leading, global, diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. Currently, our business is comprised of two strategic platforms: (i) Power Transmission, which produces gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment, and (ii) Water Management, which produces professional grade specification plumbing, PEX piping, commercial brass and water and waste water treatment and control products. Our strategy is to build the Company around multi-billion dollar, global strategic platforms that participate in end markets with above average growth characteristics where we are, or have the opportunity to become, the industry leader. We have successfully completed and integrated several acquisitions and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our Company. We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Power Transmission products in the industrial and aerospace end markets. Our Power Transmission products are used in the plants and equipment of companies in diverse end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. Our Water Management platform is a leader in the multi-billion dollar, specification driven, non-residential construction market for water management products, and with the recent acquisition of GA, we have gained entry into the municipal water and wastewater treatment markets. Our Power Transmission products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of Power Transmission products comprised primarily of components that are consumed or worn out in use and that have a predictable replacement cycle. The demand for our Water Management products is primarily driven by new infrastructure, commercial and, to a lesser extent, residential construction. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California, the National Sanitation Foundation or the American Water Works Association, prior to the commercialization of our products.

Although our results of operations are dependent on general economic conditions, we believe our significant installed base generates aftermarket sales that may partially mitigate the impact of economic downturns on our results of operations. Due to the similarity of our products across our portfolio of products, historically we have not experienced significant changes in gross margins due to changes in sales product mix or sales channel mix.

The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 “MD&A” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Goodwill and Other Identifiable Intangible Asset Impairments

We are required for accounting purposes to assess the carrying value of goodwill and other identifiable intangible assets annually or whenever circumstances indicate that impairment may exist. In the third quarter of fiscal 2009 we commenced our testing of identifiable intangible assets and goodwill for impairment by first testing amortizable intangible assets (customer relationships and patents) for impairment under the provisions of SFAS 144 Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”). Under SFAS 144, an impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset. We then tested indefinite lived intangible assets (trademarks and tradenames) for impairment in accordance with SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). This test consists of comparing the fair value of trademarks and tradenames to their carrying values. Lastly, under the provisions of SFAS 142, we tested goodwill for impairment. Under SFAS 142, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of each reporting unit is compared to its carrying value to identify reporting units that may be impaired. Based on this evaluation, it was determined that the fair value of the Power Transmission and Zurn reporting units (within the Power Transmission and Water Management operating segments, respectively) were less than their carrying values and therefore were impaired. The second step of the goodwill impairment test consists of determining the implied fair value of each impaired reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting units at fair value as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the implied fair value of the reporting units’ goodwill over the carrying value of the goodwill.

As a result of our impairment testing, during the third quarter of fiscal 2009, we recorded pre-tax impairment charges of $402.5 million related to goodwill and other identifiable intangible assets in both our Power Transmission and Water Management segments. These non-cash charges consisted of $319.3 million of estimated goodwill impairment in both the Power Transmission ($93.4 million) and Water Management ($225.9 million) segments; $68.9 million of estimated impairment of indefinite lived intangibles (trademarks and tradenames) in both the Power Transmission ($34.3 million) and Water Management ($34.6 million) segments and $14.3 million of estimated impairment of amortizable intangible assets (patents) in both the Power Transmission ($5.3 million) and Water Management ($9.0 million) segments. The impairment charge recorded during the third quarter of fiscal 2009 has been precipitated by recent macroeconomic factors impacting the global credit markets as well as slower industry business conditions which have contributed to deterioration in the Company’s projected sales, operating profits and cash flows.

Although the impairment charge represent management’s best estimate, the estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Accordingly, an adjustment to the estimated impairment charge may be required when we finalize our analysis, which is expected to be completed by the end of fiscal 2009. Any such non-cash adjustment could be material.

Restructuring and Other Similar Costs

During the third quarter ended December 27, 2008, we commenced the execution of certain restructuring actions to reduce operating costs and improve profitability. The restructuring actions primarily consisted of workforce reductions of approximately 500 employees, or a 6.8% reduction from our September 27, 2008 employee base. The restructuring costs incurred amounted to $3.6 million during the third quarter ended December 27, 2008.

As a result of the weak macro-economic environment, we expect to continue to take action to further reduce our cost structure over the next several quarters to improve our overall profitability. We anticipate that future actions will consist of workforce reductions, asset impairments and facility rationalization initiatives. We currently estimate the total severance cost associated with future workforce reductions to be approximately $12 million to $14 million.

Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The Company, as a producer of ball bearing products in the United States participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from antidumping cases under the CDSOA. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received, in the quarter ended December 27, 2008, $1.8 million representing its pro rata share of the total CDSOA distribution. Similarly, a recovery of $1.4 million was recorded during the quarter ended December 29, 2007 related to the submission of previous calendar year data to CBP. These recoveries are included in other income, net on the consolidated statement of operations.

In February 2006, U.S. Legislation was enacted that ends CDSOA distributions to US manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company has continued to receive some additional distributions; however, because of the pending cases, the 2006 legislation and the administrative operation of the law, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years.

The GA Acquisition

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly-owned subsidiary at the time of closing, is a leader in the design and manufacturer of butterfly valves, sluice/slide gates and other specialized products for municipal, industrial and hydropower applications. We are still in the process of evaluating the initial purchase price allocations of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required as additional information relative to the fair values of the assets and liabilities of the acquired business become known. We expect to finalize the purchase price allocation by January 31, 2009. The operating results of GA have been included in our reported results of operations since February 1, 2008.

Consolidated Overview

The comparability of our operating results for the quarter and nine months ended December 27, 2008 have been impacted by the acquisition of GA on January 31, 2008 and the divestiture of Rexnord SAS on March 28, 2008. Fluctuations in foreign currency exchange rates can also influence our results as approximately one quarter of our net sales are denominated in currencies other than the US dollar. The strengthening of the US dollar during third quarter of fiscal 2009 has negatively impacted comparisons of fiscal 2009 results when compared to the third quarter of fiscal 2008 due to the translation of foreign currency denominated subsidiary results. Net sales in the third quarter of fiscal 2009 were $443.1 million, representing a $6.0 million or 1.3% decrease over the prior year third quarter. Excluding the unfavorable impact of $13.1 million of foreign currency exchange rate changes and a $14.6 million net favorable impact from acquisitions and divestitures, core net sales contracted $7.5 million or 1.7% versus the comparable prior year period. The decrease in core net sales growth in the quarter reflects the weak macro-economic conditions affecting many of our end-markets.

Within our Power Transmission businesses, the end-markets of mining and energy continued to generate sales growth during the third quarter. Although the net sales of these products grew year-over-year, order rates declined during third quarter of 2009 as our customers (particularly OEMs and distributors) reduced their inventory levels in an effort to better align their stocking levels with anticipated demand. Water Management experienced a year over year decline in third quarter sales to the residential construction market, which was partially offset by an increase in sales to the infrastructure and commercial construction end-markets from the prior year third quarter. Although sales to the infrastructure and commercial construction end-markets increased for the third quarter from the prior year, by the end of the third quarter, year over year sales had declined as demand in these markets continued to soften.

Net sales for the first nine months of fiscal 2009 increased $98.6 million or 7.3% over the first nine months of fiscal 2008. Year to date net sales growth includes a $10.6 million favorable impact from foreign currency exchange rate changes as well as a $43.4 million net favorable impact due to acquisitions and divestitures. Excluding these items, core net sales grew $44.6 million or 3.3% versus the comparable prior year period. The majority of our year-over-year core net sales growth was driven by strength in our Power Transmission platform end-markets of mining, energy and cement coupled with strong demand for our aerospace products through the first six months of fiscal 2009.

Our backlog as of December 27, 2008 was approximately $519 million compared to $582 million as of September 27, 2008, a reduction of approximately 11% in the quarter. In addition, our orders in the third quarter of fiscal 2009 declined by $74.9 million or 16.5% versus the comparable prior year period. This backlog and order reduction was primarily the result of the weak macro-economic environment currently affecting a broad section of our end-markets inside both our Power Transmission and Water Management platforms.

Income from operations for the third quarter and nine months ended decreased $433.9 million and $425.5 million, respectively, versus the comparable prior year periods. Our operating performance in the third quarter and first nine months of fiscal 2009 include a $402.5 million impairment charge related to goodwill and other identifiable intangible assets. Comparability between periods was also impacted by the Canal Street facility accident, which favorably impacted operating income for the third quarter and first nine months of fiscal 2008 by $17.4 million and $29.2 million, respectively. Our results in the current quarter and first nine months of fiscal 2009 also includes a $3.6 million restructuring charge related to severance costs associated with on-going cost reduction initiatives. Excluding the current quarter impairment and restructuring charges and the impact of the Canal Street facility accident on our prior year results, income from operations would have decreased by $10.7 million or 17.5% in the third quarter of fiscal 2009 and increased by $9.5 million or 5.5% in the first nine months of fiscal 2009. Also excluding these items, income from operations as a percent of net sales would have declined by 220 and 20 basis points to 11.4% and 12.6% in the third quarter and first nine months of fiscal 2009 versus the comparable prior year periods. The resulting decline in income from operations as a percent of net sales was primarily due to higher material costs and decreased leverage on fixed costs in both the quarter and first nine months of fiscal 2009.

Over the next several quarters, we expect to continue to take action to further reduce our cost structure to improve our overall profitability in light of slower economic conditions. In connection with the implementation of these actions, we expect to incur future restructuring charges related to severance, asset impairments and other facility rationalization costs. We currently estimate the total severance cost associated with future workforce reductions to be approximately $12 million to $14 million.

Third Quarter Ended December 27, 2008 Compared with the Third Quarter Ended December 29, 2007:

Net Sales

(in Millions)

	Quarter Ended		Change	% Change
	December 27, 2008	December 29, 2007
Power Transmission	$315.6	$334.0	$(18.4)	-5.5%
Water Management	127.5	115.1	12.4	10.8%

Consolidated	$443.1	$449.1	$(6.0)	-1.3%

Power Transmission

Power Transmission net sales decreased by $18.4 million, or 5.5%, from $334.0 million in the quarter ended December 29, 2007 to $315.6 million in the quarter ended December 27, 2008. Foreign currency fluctuations unfavorably impacted sales by approximately $11.8 million, or 3.5%, during the quarter as the Euro, and other currencies, weakened against the U.S. dollar compared to the prior period. Excluding foreign currency fluctuations and the impact of our fiscal 2008 divestiture of Rexnord SAS, quarter-over-quarter core net sales were relatively flat as our customers (particularly OEMs and distributors) reduced their inventory levels downward in an effort to better align their stocking levels with anticipated demand.

Water Management

Water Management net sales increased by $12.4 million, or 10.8%, from $115.1 million in the quarter ended December 29, 2007 to $127.5 million in the quarter ended December 27, 2008 primarily due to the January 31, 2008 acquisition of GA, which contributed $20.2 million of incremental net sales in the third quarter of fiscal 2009. The remaining $7.8 million decrease in net sales includes a $1.3 million unfavorable impact due to foreign currency fluctuations. The result is a $6.5 million or 5.6% decrease in core net sales versus the prior year third quarter which is attributable to the sharp decline in net sales of our residential construction end-markets, partially offset by sales to our commercial construction and infrastructure end-markets.

Income (Loss) from Operations

(in Millions)

	Quarter Ended		Change	% Change
	December 27, 2008	December 29, 2007
Power Transmission	$(95.3)	$65.2	$(160.5)	-246.2%
% of net sales	-30.2%	19.5%	-49.7%
Water Management	(257.3)	17.0	(274.3)	-1613.5%
% of net sales	-201.8%	14.8%	-216.6%
Corporate	(2.7)	(3.6)	0.9	-25.0%

Consolidated	$(355.3)	$78.6	$(433.9)	-552.0%

% of net sales	-80.2%	17.5%	-97.7%

Power Transmission

Power Transmission loss from operations in the third quarter of fiscal 2009 was $95.3 million compared to income from operations of $65.2 million in the third quarter of fiscal 2008. The comparability between periods is affected by a $132.9 million goodwill and intangible impairment charge and a $3.1 million restructuring charge recorded in the current quarter as well as a $17.4 million gain recorded in the third quarter of fiscal 2008 as a direct result of the accident at our Canal Street facility. Excluding these items, income from operations would have decreased $7.1 million or 14.9% on a $18.4 million reduction in net sales. Additionally, income from operations as a percent of sales would have decreased 140 basis points compared to the prior period as a result of higher material costs.

Water Management

Water Management loss from operations in the third quarter of fiscal 2009 was $257.3 million compared to income from operations of $17.0 million in the third quarter of fiscal 2008. The third quarter of fiscal 2009 includes $269.6 million of goodwill and intangible impairment charges. Excluding the impairment charge, income from operations would have decreased $4.7 million or 27.6%. Additionally, income from operations as a percent of net sales would have decreased 520 basis points from 14.8% in the quarter ended December 29, 2007 to 9.6% in the quarter ended December 27, 2008. This decrease in operating income as well as the resulting margin compression between periods is a result of higher material costs and decreased leverage on fixed costs.

Corporate

Corporate expenses decreased by $0.9 million, or 25.0%, from $3.6 million in the quarter ended December 29, 2007 to $2.7 million in the quarter ended December 27, 2008. This decrease is primarily the result of efforts to streamline costs and timing of professional services.

Interest Expense, net

Interest expense, net was $46.1 million in the third quarter of fiscal 2009 compared to $47.7 million in the third quarter of fiscal 2008. The decrease in interest expense is a result of reduced borrowing costs on our variable rate debt.

Other Income (Expense), net

Other income, net was $3.3 million in the third quarter of fiscal 2009 and includes $2.0 million of foreign currency transaction gains, a $1.8 million CDSOA recovery, a $0.2 million gain on dispositions of fixed assets, $0.8 million of management fee expenses and $0.1 million of other miscellaneous gains. Other expense, net was zero in the third quarter of fiscal 2008 after considering a $1.4 million CDSOA recovery, $0.4 million of foreign currency transaction losses, a $0.1 million of loss on dispositions of fixed assets, $0.8 million of management fee expenses, $0.1 million of equity earnings in unconsolidated affiliates and $0.2 million of other expense.

Provision for income taxes

The provision for income taxes was $11.8 million in the third quarter of fiscal 2009 compared to $11.1 million in the third quarter of fiscal 2008. Our effective income tax rate for the third quarter of fiscal 2009 was (3.0)% versus 35.9% in the third quarter of fiscal 2008. The income tax expense (associated with the loss before income taxes) for the third quarter of fiscal 2009 is mainly due to the effect of approximately $304.8 million of non-deductible expenses recorded, as well as, a $45.7 million increase in the valuation allowance; both items relating to the impairment charge recorded in the current period as a result of current economic conditions. The increase in the valuation allowance in the current period is the result of U.S. federal net operating loss carryforwards, certain state net operating loss carryforwards and foreign tax credit carryforwards which were generated and recognized in prior periods but now have more uncertainty as to the ultimate realization of the associated tax benefits due to the deterioration of the current economic environment. The effective tax rate for the third quarter of fiscal 2008 includes the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits, an increase in the valuation allowance for foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not, offset by the impact of the reduction in certain foreign statutory income tax rates.

Net Income (Loss)

Our net loss for the third quarter of fiscal 2009 was $409.9 million compared to net income of $19.8 million in the third quarter of fiscal 2008 due to the factors described above.

Nine Months Ended December 27, 2008 Compared with the Nine Months Ended December 29, 2007:

Net Sales

(in Millions)

	Nine Months Ended		Change	% Change
	December 27, 2008	December 29, 2007
Power Transmission	$1,009.8	$969.7	$40.1	4.1%
Water Management	440.0	381.5	58.5	15.3%

Consolidated	$1,449.8	$1,351.2	$98.6	7.3%

Power Transmission

Power Transmission net sales increased by $40.1 million, or 4.1%, from $969.7 million in the nine months ended December 29, 2007 to $1,009.8 million in the nine months ended December 27, 2008. Foreign currency fluctuations favorably impacted sales by approximately $11.3 million, or 1.2%, during the first nine months of fiscal 2009 as the Euro, and other currencies, strengthened against the U.S. dollar compared to the prior period. In addition, our prior year performance includes $14.9 million of net sales related to Rexnord SAS which was divested on March 28, 2008. Excluding the impact of foreign currency fluctuations and divestitures, year-over-year core net sales growth was 4.6%. This growth is largely attributable to strength in our Power Transmission end-markets of mining, energy, cement and aerospace through the first half of fiscal 2009.

Water Management

Water Management net sales increased by $58.5 million, or 15.3%, from $381.5 million in the nine months ended December 29, 2007 to $440.0 million in the nine months ended December 27, 2008, primarily due to the January 31, 2008 acquisition of GA, which contributed $58.3 million of incremental net sales in the first nine months of fiscal 2009. The remaining net sales increase was $0.2 million as growth rates in the infrastructure and commercial construction end-markets slowed from those experienced in the first half of fiscal 2009 and sales to the residential construction market continued to decline versus the prior year.

Income (Loss) from Operations

(in Millions)

	Nine Months Ended		Change	% Change
	December 27, 2008	December 29, 2007
Power Transmission	$(1.0)	$154.1	$(155.1)	-100.6%
% of net sales	-0.1%	15.9%	-16.0%
Water Management	(212.0)	60.0	(272.0)	-453.3%
% of net sales	-48.2%	15.7%	-63.9%
Corporate	(9.7)	(11.3)	1.6	-14.2%

Consolidated	$(222.7)	$202.8	$(425.5)	-209.8%

% of net sales	-15.4%	15.0%	-30.4%

Power Transmission

Power Transmission loss from operations in the first nine months of fiscal 2009 was $1.0 million compared to income from operations of $154.1 million in the first nine months of fiscal 2008. The comparability between periods was affected by a $132.9 million goodwill and intangible impairment charge and a $3.1 million restructuring charge recorded in the third quarter of fiscal 2009 as well as by a $29.2 million gain recorded in the prior period as a direct result of the accident at our Canal Street facility. Excluding these items, income from operations would have increased $10.1 million, or 8.1%, and income from operations as a percent of sales would have increased 50 basis points from 12.9% in the nine months ended December 29, 2007 to 13.4% in the nine months ended December 27, 2008. The primary items contributing to this increase include: the earnings contribution on $40.1 million of higher net sales ($28.8 million excluding the impact of foreign currency fluctuations), lower stock-based compensation expenses and on-going operational and productivity improvements driven by our Rexnord Business System.

Water Management

Water Management loss from operations in the first nine months of fiscal 2009 was $212.0 million compared to income from operations of $60.0 million in the nine months ended December 29, 2007. Our results for the first nine months of fiscal 2009 include $269.6 million of goodwill and intangible impairment charges. Excluding the impairment charge, income from operations would have decreased $2.4 million or 4.0%. Additionally, income from operations as a percent of net sales would have decreased 260 basis points from 15.7% in the nine months ended December 29, 2007 to 13.1% in the nine months ended December 27, 2008. This decrease in operating income as well as the resulting margin compression between periods is primarily due to higher material costs and incremental SG&A investments made to fund future sales growth initiatives.

Corporate

Corporate expenses decreased by $1.6 million, or 14.2%, from $11.3 million in the nine months ended December 29, 2007 to $9.7 million in the nine months ended December 27, 2008. This decrease is primarily the result of efforts to streamline costs and timing of professional services.

Interest Expense, net

Interest expense, net was $135.3 million in the first nine months of fiscal 2009 compared to $145.2 million in the first nine months of fiscal 2008. The decrease in interest expense is a result of reduced borrowing costs on our variable rate debt.

Other Expense, net

Other income, net was $2.1 million in the first nine months of fiscal 2009 and includes $2.6 million of foreign currency transaction gains, $2.3 million of management fee expenses, a $1.8 million CDSOA recovery, $0.1 million of losses related to unconsolidated affiliates and $0.1 million of other miscellaneous gains. Other expense, net was $5.5 million for the first nine months of fiscal 2008 and includes a $1.4 million CDSOA recovery, $4.7 million of foreign currency transaction losses, a $0.2 million loss on dispositions of fixed assets, $2.3 million of management fee expenses and $0.3 million of equity in earnings in unconsolidated affiliates

Provision for income taxes

The provision for income taxes was $30.6 million in the first nine months of fiscal 2009 compared to $22.9 million in the first nine months of fiscal 2008. Our effective income tax rate for the first nine months of fiscal 2009 was (8.6)% versus 44.0% in the first nine months of fiscal 2008. The income tax expense, associated with the loss before income taxes for the first nine months of fiscal 2009, is mainly due to the effect of approximately $304.8 million of non-deductible expenses recorded, as well as, a $45.7 million increase in the valuation allowance; both items relating to the impairment charge recorded in the third quarter of fiscal 2009 as a result of current economic conditions. The increase in the valuation allowance in the current period is the result of U.S. federal net operating loss carryforwards, certain state net operating loss carryforwards and foreign tax credit carryforwards which were generated and recognized in prior periods but now have more uncertainty as to the ultimate realization of the associated tax benefits due to the deterioration of the current economic environment. The effective tax rate for the first nine months of fiscal 2008 includes the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not.

Net Income (Loss)

Our net loss for the first nine months of fiscal 2009 was $386.5 million compared to net income of $29.2 million in the first nine months of fiscal 2008 due to the factors described above.

Liquidity and Capital Resources

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program. On September 15, 2008 and periodically thereafter, Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”), who have a 5% or $7.5 million credit commitment under our $150.0 million credit facility, filed for bankruptcy. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. Therefore, the availability under our $150.0 million revolving credit facility has been temporarily reduced by $7.5 million until such time as a replacement lender is found to cover this credit commitment.

As of December 27, 2008, we had $239.5 million of cash and approximately $161.3 million of additional borrowings available to us ($65.6 million of available borrowings under our revolving credit facility and $95.7 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of December 27, 2008, the available borrowings under our credit facility have been reduced by $47.5 million of outstanding borrowings and the aforementioned $7.5 million reduction due to Lehman’s inability to fund its commitment. In addition, $29.4 million of the credit facility was utilized in connection with outstanding letters of credit. At December 27, 2008 our available borrowing capacity under the accounts receivable securitization program was $95.7 million. There were no outstanding borrowings on the accounts receivable securitization program as of December 27, 2008.

Cash Flows

Net cash provided by operating activities in the first nine months of fiscal 2009 was $110.0 million compared to $162.3 million in the first nine months of fiscal 2008, representing a $52.3 million reduction year-over-year. Key items contributing to this year-over-year decrease include the absence of $34.4 million of insurance proceeds related to the Canal Street facility accident and a $10.4 million net reduction in tax refunds and accrued interest received from the IRS (arising from the settlement of an audit of the former Jacuzzi Brands, Inc. for the fiscal years ended September 30, 1998 through 2002 and the resolution of a claim for refund related to the fiscal year ended September 30, 1995). The remaining $7.5 million use of cash year-over-year is primarily attributable to a $18.6 million decrease in the collection of customer advances (as a result of the timing/delivery of large projects), a $9.9 million decrease in compensation and benefit accruals and a $5.0 million increase in working capital (accounts receivable, inventories and accounts payable) partially offset by the incremental cash flow generated on $98.6 million of additional net sales year-over-year.

Cash used for investing activities was $29.0 million in the first nine months of fiscal 2009 compared to $36.8 million in the first nine months of fiscal 2008. The decrease in the use in investing activities year-over-year is primarily due to lower capital expenditures as the prior year included approximately $8.1 million of capital expenditures to rebuild our Canal Street facility as a result of the December 6, 2007 explosion.

Cash provided by financing activities was $21.1 million in the first nine months of fiscal 2009 compared to a use of $22.4 million in the first nine months of fiscal 2008. The cash provided by financing activities in the first nine months of fiscal 2009 consisted of a $47.5 million borrowing under our revolving credit facility offset by a $25 million dividend payment made to our indirect parent, Rexnord Holdings, Inc. (“Rexnord Holdings”) (to retire a portion of its outstanding PIK Toggle Senior Indebtedness Due 2013), $1.0 million of debt repayments on our term loans and $0.4 million in repayments on other debt. Cash used by financing activities in the first nine months of fiscal 2008 consisted of debt repayments of $20.0 million on term loans, $1.8 million of repayments on other debt and $0.6 million of financing fee payments.

In January 2009, the Company paid a $35.0 million dividend to its indirect parent company, Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness Due 2013.

The recent deterioration in the securities markets has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has not been reflected in the accompanying condensed consolidated financial statements as of and for the nine months ended December 27, 2008 pursuant to the provisions of SFAS No. 158 that require the next measurement of plan assets and obligations to be March 31, 2009. Upon re-measurement, if the fair value of our plan assets do not recover, or market conditions at that time necessitate changes in certain actuarial assumptions used to measure the Company’s defined benefit pension plans, we could experience a material change in the funded status of our defined benefit pension plans and the amounts recorded in our consolidated balance sheet related to those plans as of March 31, 2009. The prevailing market conditions could also lead to additional cash contribution requirements beginning in our fiscal year 2011 (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006). Additionally, this could result in increased pension costs for fiscal 2010 as compared to the current fiscal year. See “Risk Factors—Our future required cash contributions to our pension plans may increase and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”

Indebtedness

As of December 27, 2008 we had $2,069.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 27, 2008	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$766.5	$2.0	$764.5
Borrowings under revolving credit facility	47.5	47.5	—
9.50% Senior notes due 2014 (1)	802.5	—	802.5
8.875% Senior notes due 2016	150.0	—	150.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	2.7	1.1	1.6

Total Debt	$2,069.5	$50.6	$2,018.9

(1)	Includes an unamortized bond issue premium of $7.5 million at December 27, 2008.

We have borrowed under certain secured credit facilities with a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility (consisting of two tranches) with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of December 27, 2008, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $196.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.00% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at December 27, 2008 was 5.84%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments there under will terminate, on July 20, 2012. On October 15, 2008, we submitted a borrowing request for $50.0 million from our revolving credit facility to increase our cash position and to preserve financial flexibility in light of the current uncertainty in the capital credit markets. On October 15, 2008, we received $47.5 million in net proceeds from the administration agent. The difference between the requested amount and the net proceeds received is a result of Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”) filing bankruptcy on September 15, 2008 and periodically thereafter, which led to Lehman’s inability to fulfill its obligation to fund its pro rata share of the borrowing request as required under its commitment to the facility. As a result of Lehman’s inability to fulfill its obligation under the credit facility, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. Therefore, the availability under our revolving credit facility has been temporarily reduced by 5% or $7.5 million (Lehman’s pro rata share of the facility) until such time as a replacement lender covers this credit commitment. In addition, $29.4 million and $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 27, 2008 and March 31, 2008, respectively. Outstanding borrowings under the revolving credit facility were $47.5 million as of December 27, 2008 and are classified within current portion of long-term debt in the condensed consolidated balance sheets.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments there under at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). We also must pay a customary letter of credit and agency fees.

As of December 27, 2008, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $9.5 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. On June 30, 2008 and September 30, 2008, we made principal payments of $0.5 million on the B2 facility. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013.

We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of December 27, 2008, the senior secured bank leverage ratio was 1.54 to 1.00. Management expects to be in compliance with this financial covenant for the foreseeable future.

We have issued $795.0 million in aggregate principal amount of 9.50% senior notes due 2014. Those notes bear interest at a rate of 9.50% per annum, payable on each February 1 and August 1, and will mature on August 1, 2014. We have also issued $150.0 million in aggregate principal amount of 8.875% senior notes due 2016. Those notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016. We issued $300.0 million in aggregate principal amount of 11.75% senior subordinated notes due 2016. Those notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The senior notes and senior subordinated notes are unsecured obligations. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit us to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow us to incur additional debt as long as it can satisfy the coverage ratio of the indenture after giving effect thereto on a pro forma basis.

The indentures governing the senior notes and senior subordinated notes contain customary covenants, among others, limiting dividends, investments, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets, and requiring us to make an offer to purchase notes upon the occurrence of a change in control, as defined in the indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by us of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture).

The indentures governing the senior notes and the senior subordinated notes permit optional redemption of the notes on certain terms and at certain prices, as described below.

The indentures provide that, at any time and from time to time on or prior to August 1, 2009, we may redeem in the aggregate up to 35% of the original aggregate principal amount of such notes with the net cash proceeds of certain equity offerings (1) by the Company or (2) by any direct or indirect parent of the Company, at a redemption price equal to a premium on the principal amount of notes (as set forth in the applicable indenture), plus accrued and unpaid interest and additional interest, if any, to the redemption date.

In addition, the indentures provide that, prior to August 1, 2011 (or in the case of the 9.50% senior notes due 2014, prior to August 1, 2010), the notes may be redeemed at our option in whole at any time or in part from time to time, upon not less than 30 and not more than 60 days’ prior notice, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium as set forth in the in the applicable indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the applicable redemption date.

Further, on or after August 1, 2011 (or in the case of the 9.50% senior notes, on or after August 1, 2010), the indentures permit optional redemption of the notes, in whole or in part upon not less than 30 and not more than 60 days’ prior notice, at the redemption prices stated in the indentures.

Notwithstanding the above, our ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes or senior subordinated notes may be restricted or prohibited under the above-referenced senior secured credit facilities and, in the case of the senior subordinated notes, by the provisions in the indentures governing the senior notes.

At December 27, 2008 and March 31, 2008, various wholly-owned subsidiaries had additional debt of $2.7 million and $3.4 million, respectively, comprised primarily of capital lease obligations and borrowings at various foreign subsidiaries.

Account Receivable Securitization Program

On September 26, 2007, three wholly-owned domestic subsidiaries entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby they continuously sell substantially all of their domestic trade accounts receivable to Rexnord Funding LLC (a wholly-owned bankruptcy remote special purpose subsidiary) for cash and subordinated notes. Rexnord Funding LLC in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the Receivables Financing and Administration Agreement is $100 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by Rexnord Funding LLC. As of December 27, 2008, our available borrowings under this credit facility were $95.7 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement.

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in the consolidated statement of operations if revolving loans or letters of credit are obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus an applicable margin, which at December 27, 2008 was 1.35%. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At December 27, 2008, we had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of December 27, 2008, Rexnord Funding was in compliance with all applicable covenants and performance ratios.

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

We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign exchange forward contracts and interest rate collars and swaps to cover known foreign exchange transactions and interest rate volatility.

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

Approximately 25% of our sales originate outside of the United States, with approximately 15% generated from our European operations that use the Euro as their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal periods using the average exchange rates in effect during the periods. Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal periods. The U.S. Dollar strengthened during fiscal 2009 relative to many foreign currencies. As of December 27, 2008, stockholders’ equity decreased by $17.5 million from March 31, 2008 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by an additional 10% as of December 27, 2008, the result would have decreased stockholders’ equity by approximately $11.7 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At December 27, 2008, we had outstanding foreign exchange forward contracts for Canadian Dollars with a notional amount of 8.3 million Canadian Dollars entered into to hedge firm and anticipated monthly cash flows through fiscal 2009. These contracts are not designated as hedges for SFAS 133 accounting purpose and as such, the outstanding contracts are marked-to-market through earnings. The Company believes that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.8 million decrease in the fair value of foreign exchange forward contracts as of December 27, 2008.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

As of December 27, 2008, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $196.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates: (i) 2.00% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at December 27, 2008 was 5.84%. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the swap and collar, a 100 basis point increase in the December 27, 2008 interest rates would increase interest expense under the senior secured credit facilities by approximately $4.4 million on an annual basis.

ITEM 4T.	CONTROLS AND PROCEDURES.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the first nine months of our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Management believes that for the period from April 1, 2008 through December 27, 2008, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 14 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS.

We have identified the following material risks to our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or cash flows. If any of the following risks materialize, our business, financial condition or results of operations could be materially and adversely affected.

Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are a highly leveraged company. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. Furthermore, even though we are a controlled company, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our substantial indebtedness could also have other important consequences with respect to our ability to manage our business successfully, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•

it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our senior secured credit facilities, the indentures governing our senior notes, senior subordinated notes and our other indebtedness;

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

In addition, our interest expense could increase if interest rates increase because a portion of the debt under our senior secured credit facilities is unhedged variable-rate debt. Also, we may still incur significantly more debt, which could intensify the risks described above. For more information, see Note 11 Long-Term Debt in Part I, Item 1 Financial Statements.

Furthermore, the turmoil in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability and cost of credit in the future. There can be no assurance that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit.

The markets in which we sell our products are highly competitive.

We operate in highly fragmented markets within the Power Transmission industry. As a result, we compete against numerous companies. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors have greater financial and other resources than we do. Competition in our business lines is based on a number of considerations including product performance, cost of transportation in the distribution of our Power Transmission products, brand reputation, quality of client service and support, product availability and price. Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our Power Transmission products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.

Within the Water Management platform, we compete against both large international and national rivals, as well as many regional competitors. Some of our competitors have greater resources than we do. Significant competition in any of the markets in which the Water Management platform operates could result in substantial downward pressure on product pricing and our profit margins, thereby adversely affecting the Water Management financial results. Furthermore, we cannot provide assurance that we will be able to maintain or increase the current market share of our products successfully in the future.

Our business depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns.

Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effect of downturns in economic conditions; however, such programs may be unsuccessful in the event such a downturn occurs. Any sustained weakness in demand or downturn or uncertainty in the economy generally, such as the recent unprecedented volatility in the capital and credit markets, would materially reduce our net sales and profitability.

The demand in the water management industry is influenced by new construction activity, both residential and non-residential, and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, including the overall strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates and interest rates. Any declines in commercial, institutional or residential construction starts or demand for replacement building and home improvement products may impact us in a material adverse manner and there can be no assurance that any such adverse effects would not continue for a prolonged period of time.

Demand for our Water Management products may depend on availability of financing.

Many customers who purchase our Water Management products depend on third-party financing. In recent months there have been significant disruptions in the availability of financing at reasonable terms. Fluctuations in prevailing interest rates affect the availability and cost of financing to our customers. In the current market turmoil, many lenders and institutional investors have significantly reduced, and in some cases ceased to provide, funding to borrowers. The lack of availability or increased cost of credit could lead to decreased construction which would result in a reduction in demand for our products and have a material adverse effect on our Water Management business, financial condition, results of operations or cash flows.

The loss of any significant customer could adversely affect our business.

We have certain customers that are significant to our business. During fiscal 2008, our top 20 customers accounted for approximately 35% of our consolidated net sales, and our top customer, Motion Industries, Inc., accounted for 8.1% of our consolidated net sales. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We do not typically enter into hedge transactions to reduce our exposure to price risks and cannot assure you that we would be successful in passing on any attendant costs if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into our purchasing contracts for our larger commodities, our business operations could be disrupted and our profitability could be impacted in a material adverse manner.

We rely on independent distributors. Termination of one or more of our relationships with any of those independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our Power Transmission products and provide service and aftermarket support to our customers. We rely on an extensive distribution network, with nearly 2,200 distributor locations nationwide; however, for fiscal 2008, approximately 20% of our Power Transmission net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 11.1% of Power Transmission net sales. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Power Transmission industry. Industrial distributors play a significant role in determining which of our Power Transmission products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitors’ products and services to our customers. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 70 third-party warehouses to distribute our products; however, for fiscal 2008, our three key independent distributors generated approximately 31% of our Water Management net sales with the largest accounting for approximately 22% of Water Management net sales.

We are in the process of renewing our Power Transmission distributorship agreements with two of our three key distributors and we currently operate in accordance with the terms of both current and previous, expired, agreements. We believe these terms to be “market standard” providing, among other matters, that the applicable distributor is (i) authorized to sell certain products into certain geographic areas, (ii) obligated to comply with minimum stocking requirements (15% of annual purchases) and (iii) entitled to certain limited inventory return rights. None of our distributors have exclusive geographic rights. Our Water Management distributorship sales are on “market standard” terms. In addition, certain key distributors are on rebate programs, including our top three Water Management distributors.

The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors’ sales of our competitors’ products to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be adversely affected if any of our significant customers default in their obligations to us.

Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. More specifically, the recent market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction of business generally. Accordingly, the recent market turmoil and tightening of credit increase the risks associated with our backlog. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. We believe that approximately 25% of our total backlog could reasonably be expected not to convert to net sales in fiscal 2009.

We are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers’ needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria. We cannot assure you that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Furthermore, we cannot assure you that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

If we lose certain of our key sales, marketing or engineering personnel, our business may be adversely affected.

Our success depends on our ability to recruit, retain and motivate highly-skilled sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could materially suffer. In addition, we cannot assure you that these individuals will continue their employment with us. If any of these key personnel were to leave our company, it could be difficult to replace them, and our business could be materially harmed.

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

Some environmental laws and regulations, including the federal Superfund law, impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at several of our current and former facilities and have been named as a PRP at several third party Superfund sites. The discovery of additional contamination, the imposition of more stringent cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require significant expenditures by us in excess of our current reserves. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not currently applicable to our operating facilities. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or groundwater at our current or former facilities. Significant costs could be incurred in connection with such liabilities.

We believe that, subject to various terms and conditions, we have certain indemnification protection from Invensys plc (“Invensys”) with respect to certain environmental liabilities that may have occurred prior to the acquisition by Carlyle (the “Carlyle acquisition”) of the capital stock of 16 entities comprising the Rexnord group of Invensys, including certain liabilities associated with our Downers Grove, Illinois facility and with personal injury claims for alleged exposure to hazardous materials. We also believe that, subject to various terms and conditions, we have certain indemnification protection from Hamilton Sundstrand Corporation (“Hamilton Sundstrand”), with respect to certain environmental liabilities that may have arisen from events occurring at Falk facilities prior to the Falk acquisition, including certain liabilities associated with personal injury claims for alleged exposure to hazardous materials. If Invensys or Hamilton Sundstrand becomes unable to, or otherwise does not, comply with its indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to such indemnities or historic insurance coverage, we could incur significant unanticipated costs. As a result, it is possible that we will not be able to recover pursuant to these indemnities a substantial portion, if any, of the costs that we may incur.

Certain subsidiaries are subject to numerous asbestos claims.

Certain subsidiaries are co-defendants in various lawsuits filed in a number of jurisdictions throughout the United States alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. In the event our insurance or indemnification coverage becomes insufficient to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Part II, Item 1 – Legal Proceedings” of this report.

Certain Water Management subsidiaries are subject to a number of class action claims.

Certain Water Management subsidiaries are defendants in a number of putative class action lawsuits pending in various U.S. federal courts. The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson-Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. We are being provided a defense by insurers. While we intend to vigorously defend ourselves in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on us. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be fully covered by insurance. As a result of the preceding, there can be no assurance as to the long-term effect this litigation will have on our business, financial condition, results of operations or cash flows. See “Part II, Item 1 – Legal Proceedings” of this report.

Weather could adversely affect the demand for products in our Water Management platform and decrease its net sales.

Demand for our Water Management products is primarily driven by commercial, institutional and residential construction activity. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Spring and summer months in the United States and Europe represent the main construction seasons. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our Water Management net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the typical seasonal increase in net sales and earnings during the spring months.

Our international operations are subject to uncertainties, which could adversely affect our operating results.

Our business is subject to certain risks associated with doing business internationally. For fiscal 2008, our net sales outside the United States represented approximately 30% of our total net sales. Accordingly, our future results could be harmed by a variety of factors, including:

•	fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;

•	exchange controls;

•	compliance with export controls;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	interest rates;

•	changes in regulatory requirements;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under the Foreign Corrupt Practices Act.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could have a material adverse effect on our international operations and, consequently, our business, financial condition, results of operations or cash flows.

We may be unable to make necessary capital expenditures.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our products’ processes. As we grow our businesses, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, our senior secured credit facilities, the indentures governing our senior notes and the indenture governing our senior subordinated notes contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected which, in turn, could materially reduce our net sales and profitability.

Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our senior secured credit facilities and the indentures governing our senior notes and senior subordinated notes contain various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness or issue certain preferred shares;

•	pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock of our subsidiaries;

•	enter into sale and leaseback transactions;

•	create or incur liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

The indentures governing our senior notes and senior subordinated notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of December 27, 2008, our senior secured bank leverage ratio was 1.54x. As of December 27, 2008, we had $65.6 million of additional borrowing capacity under the senior secured credit facilities. The borrowing capacity has been temporarily reduced by $7.5 million due to the Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”) bankruptcy. Failure to comply with the leverage covenant of the senior secured credit facilities can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The interest rate in respect of borrowings under the senior secured credit facilities is determined in reference to the senior secured bank leverage ratio. A breach of any of these covenants could result in a default under our debt agreements. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The restrictions contained in the agreements that govern the terms of our debt could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;

•

adversely affect our ability to finance our operations, to enter into strategic acquisitions, to fund investments or other capital needs or to engage in other business activities that would be in our interest; and

•	limit our access to the cash generated by our subsidiaries.

Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first-priority lien basis. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay our senior notes and senior subordinated notes upon acceleration. For a more detailed description of the limitations on our ability to incur additional indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Despite our substantial indebtedness, we may still be able to incur significantly more indebtedness which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The terms of the indentures governing our senior notes and senior subordinated notes and the senior secured credit facilities contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of December 27, 2008, we had approximately $65.6 million available for additional borrowing under the senior secured credit facilities, including a subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. The availability under our revolving credit facility has been temporarily reduced by $7.5 million due to the Lehman bankruptcy. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described in “—Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness, including the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 27, 2008, we had $766.5 million of floating rate debt under the senior secured credit facilities. Of the $766.5 million of floating rate debt, $262.0 million of our term loans are subject to an interest rate collar and $68.0 million of our term loans are subject to an interest rate swap, in each case maturing in October 2009. After considering the swap and collar, a 100 basis point increase in the December 27, 2008 interest rates would increase interest expense under the senior secured credit facilities by approximately $4.4 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We rely on intellectual property that may be misappropriated or otherwise successfully challenged.

We attempt to protect our intellectual property through a combination of patent, trademark, copyright and trade secret protection, as well as third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved and maintained or that our competitors will not infringe or successfully challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products, such as flattop chain. An adverse ruling in any such litigation could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could face potential product liability claims relating to products we manufacture or distribute.

We may be subject to additional product liability claims in the event that the use of our products, or the exposure to our products or their raw materials is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Part II, Item 1 – Legal Proceedings” of this report.

We, our customers and our shippers have unionized employees that may stage work stoppages which could seriously impact the profitability of our business.

As of December 27, 2008, we had approximately 6,800 employees, of whom approximately 4,950 were employed in the United States. Approximately 630 of our U.S. employees are represented by labor unions. The seven U.S. collective bargaining agreements to which we are a party will expire in February 2009, August 2010, September 2010, October 2010, July 2011 (two bargaining agreements expire in July 2011) and April 2012, respectively. Additionally, approximately 1,000 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently satisfactory, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future we could experience a significant disruption of our operations which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business, financial condition, results of operations or cash flows could be affected in a material adverse manner. Many of our direct and indirect customers and their suppliers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the International Brotherhood of Teamsters or the Teamsters Union. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could incur substantial business interruptions as the result of an expansion of our PeopleSoft platform.

We expect to continue an expansion of our PeopleSoft platform during fiscal 2009 and 2010, utilizing a phased approach. This system expansion will affect certain domestic Power Transmission business units, replacing existing order entry, shipping and billing systems. If this expansion is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance.

We may be unable to successfully realize all of the intended benefits from our past acquisitions, and we may be unable to identify or realize the intended benefits of other potential acquisition candidates.

We may be unable to realize all of the intended benefits of our recent acquisitions. As part of our business strategy, we will also evaluate other potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

Our future required cash contributions to our pension plans may increase and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.

Recent legislative changes have reformed funding requirements for underfunded U.S. defined benefit pension plans. The revised statute, among other things, increases the percentage funding target of U.S. defined benefit pension plans from 90% to 100% and requires the use of a more current mortality table in the calculation of minimum yearly funding requirements. Our future required cash contributions to our U.S. defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. In addition, if the returns on the assets of any of our U.S. defined benefit pension plans were to decline in future periods, if the Pension Benefit Guaranty Corporation, or (“PBGC”), were to require additional contributions to any such plans as a result of our recent acquisitions or if other actuarial assumptions were to be modified, our future required cash contributions to such plans could increase. Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.

The need to make these cash contributions to such plans may reduce the cash available to meet our other obligations, including our debt obligations with respect to our senior secured credit facilities, our senior notes and our senior subordinated notes, or to meet the needs of our business. In addition, the PBGC may terminate our U.S. defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plans continue. In the event a U.S. defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan), and the PBGC could place a lien on material amounts of our assets.

The recent deterioration in the securities markets has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has not been reflected in the accompanying condensed consolidated financial statements as of and for the nine months ended December 27, 2008 pursuant to the provisions of SFAS No. 158 that require the next measurement of plan assets and obligations to be March 31, 2009. Upon re-measurement, if the fair value of our plan assets do not recover, or market conditions at that time necessitate changes in certain actuarial assumptions used to measure the Company’s defined benefit pension plans, we could experience a material change in the funded status of our defined benefit pension plans and the amounts recorded in our consolidated balance sheets related to those plans as of March 31, 2009. The prevailing market conditions could also lead to additional cash contribution requirements beginning in our fiscal year 2011 (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006). Additionally, this could result in increased pension costs for fiscal 2010 as compared to the current fiscal year.

Our historical financial information is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with the Merger and the GA, Zurn and Falk acquisitions and due to the different basis of accounting used by the Company prior to the Merger.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.24	Rexnord Supplemental Executive Retirement Plan As Amended Effective January 1, 2008*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

*	Denotes management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: February 10, 2009	By:	/s/ TODD A. ADAMS
	Name:	Todd A. Adams
	Title:	Senior Vice President and Chief Financial Officer