Form 10-K
period 2009-03-31
REXNORD LLC; RBS GLOBAL INC
filed 2009-05-29
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-102428-08

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

*	(Note: The registrants are voluntary filers not subject to filing requirements. However, the registrants filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, which would be required to be filed if the registrants were required to file such reports.)

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of March 31, 2009, none of the common stock of either registrant was held by non-affiliates of the registrant. As of such date there was no public market for either registrant’s securities.

Indicate the number of shares outstanding of each corporate issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
RBS Global, Inc. Common Stock, $.01 par value per share	1,000 shares

PART I

ITEM 1. BUSINESS.

RBS Global, Inc. (“RBS Global”), a Delaware corporation, is the parent company of Rexnord LLC (a Delaware limited liability company), a holding company, which owns several domestic and foreign subsidiaries. RBS Global was formed by certain affiliates of our prior equity sponsor and incorporated in Delaware on November 4, 2002. On May 24, 2006, RBS Global entered into an Agreement and Plan of Merger pursuant to which affiliates of the private equity firm Apollo Management, L.P. (“Apollo”) and certain members of management agreed to purchase RBS Global from the private equity firm The Carlyle Group, the predecessor equity sponsor, through the merger of Chase Merger Sub, Inc., a wholly-owned subsidiary of an Apollo affiliate, with and into the Company (the “Merger”). On July 21, 2006 (the “Merger Date”), the Merger occurred and RBS Global became a direct wholly-owned subsidiary of Chase Acquisition I, Inc. Chase Acquisition I, Inc. is 100% owned by our ultimate parent company Rexnord Holdings, Inc. (“Rexnord Holdings”).

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of RBS Global and its subsidiaries. Unless otherwise noted, references to the Company, Rexnord, we, us and our, refer to RBS Global and its subsidiary Rexnord LLC and its subsidiaries. Throughout this Form 10-K, we will also refer to the financial statements of RBS Global and subsidiaries prior to the Merger Date collectively as the “Predecessor” for comparative purposes.

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2009, or fiscal 2009, means the period from April 1, 2008 to March 31, 2009. This report includes financial information for the period from April 1, 2006 through July 21, 2006 which represents historical results prior to the consummation of the Merger and is referred to herein as the “Predecessor period”. The period from July 22, 2006 through March 31, 2007 and thereafter is referred to herein as the “Successor period”. As a result of the Merger on July 21, 2006 and the resulting change in ownership, under generally accepted accounting principles (“GAAP”) we are required to present our operating results for the Predecessor and the Successor during the twelve months ended March 31, 2007 separately. In this report, our fiscal 2007 results are adjusted to reflect the pro forma effect of the Merger as if it had occurred on April 1, 2006. The fiscal 2007 pro forma adjustments are described in Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. Also within Part II Item 7, the pro forma basis amounts for the combined twelve months ended March 31, 2007 are compared to the twelve months ended March 31, 2009 and 2008 on an “as reported” historical basis as we believe this is the most meaningful and practical way to comment on our results of operations.

Our Water Management platform was established when we, on February 7, 2007, acquired the Zurn plumbing products business of Jacuzzi Brands, Inc. from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs (the “Zurn acquisition”). We believe Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for a vast offering of water control products. To a lesser degree, Zurn also serves the residential construction market. The results of operations of Zurn are included from February 8, 2007.

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries, Inc. and Rodney Hunt Company, Inc. GA Industries, Inc. is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary at the time of closing, is a leader in the design and manufacture of sluice/slide gates, butterfly valves, cone valves and actuation systems. The results of operations of GA are included from February 1, 2008.

On February 27, 2009, we acquired the stock of Fontaine-Alliance Inc. and affiliates (“Fontaine”) for a total purchase price of $24.2 million ($30.3 million Canadian dollars (“CAD”)), net of $0.6 million ($0.7 million CAD) of cash acquired. This acquisition further expands our Water Management platform. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. The results of operations of Fontaine are included from February 28, 2009.

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

Our Company

We are a leading, global multi-platform industrial company strategically positioned within the markets and industries we serve. Our business is comprised of two strategic platforms: (i) Power Transmission and (ii) Water Management. We believe that we have the broadest portfolio of highly engineered, mission and project-critical Power Transmission products in the end markets we serve.

Our Power Transmission products include gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment. Our Water Management platform has established itself as an innovator and leading designer, manufacturer and distributor of highly engineered water products and solutions that deliver water conservation, safety and hygiene, treatment, and control and comfort to the infrastructure, commercial and, to a lesser extent, the residential construction end markets. Our highly engineered Water Management portfolio includes: professional grade specification drainage, PEX piping, commercial brass and water and waste water treatment and control products.

We are led by an experienced, high-caliber management team that employs a proven operating system, Rexnord Business System (“RBS”), modeled after the Danaher Business System, to drive excellence and world class performance in all aspects of our business by focusing on the “Voice of the Customer” while continuously improving our growth, quality, delivery and cost. Our global footprint encompasses 31 Power Transmission manufacturing and warehouse facilities and four Power Transmission repair facilities located around the world and 22 Water Management manufacturing and warehouse facilities in North America which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners. We employ approximately 6,200 employees and for our fiscal year ended March 31, 2009, we generated net sales of $1,882.0 million and incurred a net loss of $394.3 million. The net loss was primarily driven by a $422.0 million goodwill and other identifiable intangible asset impairment charge incurred during the fiscal year.

Key Strategic Platforms:

Power Transmission

Our Power Transmission products include gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment and are marketed and sold globally under brands such as Rex ® , Falk ™ and Link-Belt ® . We sell our Power Transmission products into a diverse group of attractive end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical.

We have established long-term relationships with original equipment manufacturers (“OEMs”) and end users serving a wide variety of industries. As a result of our long-term relationship with OEMs and end users, we have created a significant installed base for our Power Transmission products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring aftermarket demand for our products. We estimate that approximately 45% of our Power Transmission net sales are to distributors. These net sales are primarily driven by aftermarket demand for our products.

Most of our products are critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high. We believe our reputation for superior quality products and our ability to meet lead times as short as one day are highly valued by our customers, as demonstrated by their strong preference to replace their worn Rexnord products with new Rexnord products, or “like-for-like” product replacements. We believe our customers’ preference to replace “like-for-like” products, combined with our significant installed base, enables us to achieve premium pricing, generates a source of recurring revenue and provides us with a competitive advantage. We believe the majority of our products are purchased by customers as part of their regular maintenance budgets and in many cases do not represent significant capital expenditures.

Over the past several years, both our customer base, as well as many of our end markets have grown faster than the underlying economic growth in the United States. Our international net sales (as measured on a destination basis) have grown from approximately 34% of Power Transmission net sales in fiscal 2006 to approximately 40% in fiscal 2009.

Water Management

Our Water Management products include professional grade specification plumbing, PEX piping, commercial brass and water and wastewater treatment and control products marketed and sold through widely recognized brand names, including Zurn ® , Wilkins®, Aquaflush ® , AquaSense ® , AquaVantage ® , Zurn One Systems ® , EcoVantage ® , AquaSpec ® , Zurn PEX ® , Checktronic ® , Cam-Seal ® , Rodney Hunt ® , Golden Anderson ™ and Fontaine®.

Over the past century, our Water Management platform has established itself as an innovator and leading designer, manufacturer and distributor of highly engineered water products and solutions that deliver water conservation, safety and hygiene, treatment, and control and comfort to the infrastructure construction, commercial construction and to a lesser extent, the residential construction end markets. Segments of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Segments of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The demand for our Water Management products is primarily driven by new infrastructure, commercial and, to a lesser extent, residential construction. In our Water Management platform, we believe that by focusing our efforts and resources towards end markets that have above average growth characteristics we can continue to grow our platform at rates above the growth rate of the overall market and the growth rate of our competition. Additionally, we believe there is a significant opportunity for future growth by selling and distributing a number of our products into the expanding renovation and repair market.

Our Water Management products are principally specification-driven and project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end user loyalty for our products and allow us to maintain leading market shares in the majority of our product lines. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California (“USC”), the International Association of Plumbing and Mechanical Codes (“IAPMO”), the National Sanitation Foundation (“NSF”), or the American Waterworks Association (“AWWA”), prior to the commercialization of our products.

Our Water Management platform has an extensive network of more than 700 independent sales representatives across approximately 200 sales agencies in North America who work with local engineers, contractors, builders and architects to specify, or “spec-in,” our Water Management products for use in construction projects. Specifically, it has been our experience that, once an architect, engineer, contractor or builder has specified our product with satisfactory results, they will generally continue to use our products in future projects. The inclusion of our products with project specification, combined with our ability to innovate, engineer and deliver products and systems that save time and money for engineers, contractors, builders and architects, has resulted in growing demand for our Water Management products. Approximately 80% of our Water Management platform net sales come from products that are specified for use in projects by engineers, contractors, builders or architects. Our Water Management distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry.

Our Products

Power Transmission Products

Gears

We are a leading manufacturer of gear drives and large gear sets for the heavy duty industrial market, with the number one position in the North American market for parallel shaft, right angle, and inline drives along with mill gear sets. Gear drives and gear sets reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment. Our gear drives, service and gear sets are used in a number of heavy duty industries. These primary industries include the natural resource extraction, steel, pulp and paper, chemical, forest and wood industries. We manufacture a wide range of heavy duty, medium and light duty gear drives used for bulk material handling, mixing, pumping and general gearing applications. We also operate a gear service and repair business through our Product Service group (Prager™ and Falk Renew ® ). We believe we are the number one provider of gear repair, replacement parts and onsite services in the U.S. Generally, our gear drives and gear sets have an average replacement cycle of 5 to 20 years. We estimate that our aftermarket sales of gears comprise approximately 40% of our overall gear sales. Our gear products are manufactured in our facilities in Wisconsin, Louisiana, Pennsylvania, Virginia, Australia, Canada, China and Germany. Our gear products are sold under the Falk™, Rex ® , Link-Belt ® , Stephan™ and Prager™ brand names. We categorize our gear products and services as follows:

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

•

Gear service and Repair. Falk Renew® and Prager™ are our gearbox service and repair businesses, servicing the largest installed base of geared products in North and South America. The service repair business is operated from facilities in Louisiana, Pennsylvania, Texas, Wisconsin, Canada, Australia, Brazil and Mexico.

We believe we are a leading manufacturer of heavy duty gear drives and mill gearing in North America, and we sell our gear products to a variety of customers within numerous end markets. Market competition in the heavy duty gear industry is based primarily on quality, lead times, reputation for quality and cost. The global market is both competitive and fragmented, with a few significant competitors and none that dominate.

Couplings

Couplings are primarily used in high-speed, high torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Our couplings are sold to a variety of end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. We estimate that our aftermarket sales of couplings comprise half of our overall coupling sales. Our couplings are manufactured in our facilities in Alabama, Nebraska, Texas, Wisconsin, Germany and China.

Couplings are comprised of the grid, flexible disc, elastomeric and gear product lines and are sold under the Steelflex ® , Thomas®, Omega ® , Rex ® Viva ® , Wrapflex ® , Lifelign ® , True Torque ® and Addax ® brand names.

•	Grid. Grid couplings are lubricated couplings that offer simpler initial installation than gear couplings and the ability to replace in place. Our grid couplings are sold under the Steelflex ® brand.

•

Flexible disc. Flexible disc couplings are non-lubricated, metal flexing couplings that are used for the transmission of torque and the accommodation of shaft misalignment. Our flexible disc couplings are sold under the Thomas ® , and Victory TM brands.

•

Elastomeric. Elastomeric couplings are flexible couplings ideal for use in industrial applications such as pumps, compressors, blowers, mixers and many other drive applications and are marketed under the Rex Omega ® , Rex ® Viva ® and Wrapflex ® brands.

•	Gear. Gear couplings are lubricated couplings that are typically more torque dense than other coupling types. Our gear couplings are sold under the Lifelign ® brand.

We sell our couplings to a variety of customers in several end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. Global demand for our couplings is split among North America, Europe and the rest of the world, which generate approximately 25%, 30% and 45% of our couplings sales, respectively. The couplings market is split between lubricated couplings and non-lubricated couplings and is fragmented, with numerous manufacturers.

Industrial Bearings

Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. These products are primarily sold for use in the mining, aggregate, forest and wood products, construction equipment, and agricultural equipment industries. Industrial bearings are sold either mounted or unmounted. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. We estimate that our installed based of mounted bearings has an average replacement cycle of 3 to 5 years. We estimate that our aftermarket sales of industrial bearings products comprise more than half of our overall industrial bearings sales. We manufacture our industrial bearings products in our facilities in Indiana, Tennessee and Illinois. Our primary industrial bearings products include:

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

•

Filament and Sleeve Bearings. Filament bearings, sold under the Duralon ® brand name, are self-lubricating bearings that feature a woven Teflon ® fabric liner and can withstand demanding loads and speeds. Rigid sleeve bearings provide compact and reliable usage in applications where continuous operation and uninterrupted service are required. Because bearing material wears gradually, sudden breakdowns and costly maintenance are minimized. Sleeve bearings can handle a wide variety of applications such as log decks, sewage treatment equipment, furnaces and ovens, and fans and blowers.

We believe we are one of the leading producers of mounted spherical roller bearings in North America. We sell our industrial bearings products to a variety of customers within numerous end markets. Market competition in the bearings industry is based primarily on cost, quality, on-time delivery and market access.

Flattop

Our flattop chain is a highly engineered conveyor chain that provides a smooth continuous conveying surface that is critical to high-speed operations such as those used to transport cans and bottles in beverage-filling operations, and is primarily sold to the food and beverage, consumer products, warehousing and distribution, and parts processing industries. Flattop chain products generally need to be replaced every 4 to 5 years on average. We manufacture our flattop chain products in our manufacturing facilities in Wisconsin, Italy, the Netherlands and China. Our primary flattop chain products include:

•

TableTop ® chain. We believe we are a leading manufacturer of unit link flattop chain, which we market as our TableTop ® chain. Although unit link flattop chain was originally available only in metal, today we sell more plastic chain than metal as metal unit link flattop chain has been gradually replaced with plastic chain. We believe that we maintain one of the industry’s largest product portfolios of both plastic and metal unit link flattop chain.

•

Mat Top ® chain. Mat Top ® chain is our brand of modular chain that is made completely of plastic. Modular chain has an inherent advantage over competing products such as rubber belt and roller conveyors due to its more precise functioning, lower maintenance requirements and corrosion resistance. Modular chain applications have gradually expanded to include beverage and unit handling, and we have positioned ourselves as one of the top suppliers of modular chain to the food and beverage and other unit handling industries.

•

Conveyor components. We manufacture a full range of conveyor components that are sold in conjunction with our TableTop ® and Mat Top ® chain products. These products, which include levelers and guide rails, enable us to offer a complete package of conveying and conveyor components.

We market our flattop chain products directly to end users and market and sell these products to both OEMs and distributors. The flattop chain market has experienced and continues to undergo a shift towards plastic. We believe this trend towards plastic will continue in the flattop chain market as more food and beverage companies begin to replace their older conveyor lines and as container production continues to move away from the use of returnable glass bottles that have traditionally been conveyed on stainless steel chain. This is a global trend that is more pronounced and developed in North America. Other regions of the world use a higher relative share of glass containers due to environmental demands and overall industry maturity. We believe there will be additional growth opportunities as rubber belt and roller conveyors are replaced by newer technologies.

Aerospace Bearings and Seals

We supply our aerospace bearings and seals to the commercial aircraft, military aircraft and regional jet end markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our Power Transmission products for their aircraft platforms. Our aerospace bearings and seals products consist of rolling element airframe bearings sold under the Shafer ® brand name, slotted-entry and split-ball sliding bearings sold under the PSI ® brand name and aerospace seals that are sold under the Cartriseal ® brand name, which are primarily sold for use in both aerospace and industrial applications. Our aerospace bearings and seals products are manufactured in our facilities in Illinois and California and are supported by a direct sales organization, aerospace agents and distributors.

•

Rolling element airframe bearings (Shafer ® bearing). We believe we are a leading supplier of rolling element airframe bearings. We also provide technical service, product development and testing and have achieved a strong position in the high performance oscillating bearing market. Shafer ® roller bearings provide low friction, high load carrying capabilities and internal self-alignment and are used in landing gear, flight control systems and door systems.

•

Slotted-entry and split-ball sliding bearings (PSI ® bearing). We are a leading supplier of slotted-entry and split-ball sliding bearings. Slotted-entry bearings are utilized because of their reduced weight, smaller size and design flexibility and are used primarily in landing gears, flight control systems and engine mounts. Split-ball sliding bearings are used for their unidirectional axial load capabilities, additional total bearing area, high capacity and greater stiffness and are found in secondary control systems, such as slats and flaps, as well as applications such as landing gear retract actuators and fixed-end flight control actuators. We also manufacture split-race bearings, used in landing gears where high load and stiffness are required, which provide equal axial load capabilities in either direction, allowing more total bearing area, capacity and ease of installation and replacement.

•

Aerospace seals (Cartriseal ® ). We manufacture aerospace seals, turbine gearbox and accessory equipment seals and small turbine mainshaft seals and refrigeration compressor seals. We also manufacture contacting face seals and non-contacting, or lift off, face seals, circumferential seals and specialty seals used in gas turbine engines, gearboxes, auxiliary power units, accessory equipment, refrigeration compressors, industrial turbines and compressors.

The aviation market is undergoing significant change because of the long-term growth of the flying public and the long-term continued expansion of the global economy. We have solid prospects for growth due to our significant presence on key programs such as the B737, B777, B787, A320, A330 and A380. Aircraft operators are facing pressure because of the fluctuating prices of oil and rising maintenance costs. We are well positioned to provide the products and services to meet the future demand in the market both for the OEM manufacturers and for the aircraft operators.

The aerospace components industry we are a part of is fragmented and consists of many specialized companies and a limited number of larger, well-capitalized companies who provide integrated systems to aircraft manufacturers. We compete in specific segments of the aircraft market such as flight controls, landing gear systems and small engines/auxiliary power units. These segments typically produce several hundred million dollars in revenues for us. These market segments are subject to stringent regulatory approvals, quality requirements and certification processes.

Special Components

Our special components products are comprised of three primary product lines: electric motor brakes, miniature Power Transmission components and security devices for utility companies. These products are manufactured by our three stand-alone niche businesses: Stearns, W.M. Berg and Highfield, which are located in Wisconsin, New York and Connecticut, respectively.

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

Stearns’ products are used in a diverse range of applications, including steel mills, oil field equipment, pulp processing equipment, large textile machines, rubber mills, metal forming machinery and dock and pier handling equipment. W.M. Berg sells its products to a variety of markets, including aerospace, semiconductor, medical equipment, robotics, instrumentation, office equipment and satellite communications. Highfield’s products are sold to a variety of markets, including electric, gas, water, telecommunications, utilities and plumbing and heating.

Stearns services customers in numerous industries, including material handling, cranes, servomotors and actuators, conveyors and single-phase motor manufacturers. Approximately 75% of W.M. Berg’s sales are made to OEMs with the remaining sales generally going through distributors. For fiscal 2009, the majority of Highfield’s sales were made to wholesalers, utilities and installers.

We compete against a wide variety of niche manufacturers in each of our respective specialty component markets. The competition is generally local or regional in nature.

Conveying Equipment and Industrial Chain

Our conveying equipment and industrial chain products are manufactured in our facilities in Wisconsin, Germany, China and Brazil. These products are used in various applications in numerous industries, including food and food processing, beverage and container, mining, construction and agricultural equipment, hydrocarbon processing and cement and aggregates processing. Our primary products include:

•

Conveying Equipment. Our conveying equipment product group provides design, assembly, installation and after-the-sale services primarily to the mining, cement and aggregate industries. Its products include engineered elevators, conveyors and components for medium to heavy duty material handling applications. Rexnord has been one of the world’s leading suppliers of conveying equipment and technology in material handling for more than 100 years.

•

Engineered steel chain. Our engineered steel chain products, which are sold under the Link-Belt ® and Rexnord ® brand names, are designed and manufactured to meet the demands of customers’ specific applications. These products are used in many applications including cement elevators, construction and mining equipment and conveyors, and they are supplied to the cement and aggregate, energy, food and beverage, and forest and wood products industries.

•

Roller chain. In the United States, roller chain is a product that is generally produced according to an American National Standards Institute (“ANSI”) specification. Our roller chain product line, which is marketed under the Rexnord ® and Link-Belt ® brand names, is supplied to a variety of industries primarily for conveyor and mechanical drive applications.

We market and sell our industrial chain products directly to OEMs, end users, and through industrial distributors. We believe we have a leading position in the North American market for engineered steel chain.

Water Management Products

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

Our specification drainage products include:

•

Point Drains. Roof and floor drains, sold under the Zurn® brand name, are installed in various applications to control storm water or process water. These drains range in size from 2 to 12 inches in thousands of different configurations, including many specialty drains, and are designed for specific applications in roof and floor construction in commercial office buildings, schools, manufacturing facilities, restaurants, parking garages, stadiums and most any other facility where control of water is required. All of our point drain products have various options that allow the engineer to configure and specify the right drain for the specific application. Included in this product line are many labor-saving devices that are designed to make the installation of the drains much faster and easier for the contractor.

•

Linear Drainage Systems. Linear drainage systems are sold under the Flo-Thru® brand and are designed to control large amounts of water in outdoor applications such as shipping ports, airports, commercial buildings and highways. Our linear drains are manufactured from various materials including stainless steel, fiberglass and high density polyethylene and range from 2 to 10 feet in length and from 4 to 26 inches in width. Our Hi-Cap® high capacity drains are 80 inches long with throat dimensions from 12 to 23 inches wide. Hi-Cap drains are used primarily in roadside drainage applications. We also manufacture specialty linear drainage products designed for applications such as fountains, football fields and running tracks.

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

•

Chemical Drainage Systems. Zurn’s chemical drainage systems include the pipe and fittings required to handle corrosive waste streams from pharmaceutical, food processing and laboratory facilities. These products are manufactured from polypropylene and PVDF (polyvinylidene fluoride) and in sizes from 1  1/2 to 4 inches in diameter, with special fabrications of up to 10 inches in diameter.

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

Our PEX products include complete lines of pipe, fittings, valves and installation tools for both potable water and radiant heating systems. These systems are engineered in our facilities in Commerce, Texas and Erie, Pennsylvania, to meet stringent National Sanitation Foundation (“NSF”) requirements.

Our PEX products include:

•

PEX Plumbing Systems. Our PEX plumbing line includes brass and polymer insert and crimp fittings, a proprietary line of crimp rings, valves and manifolds and PEX tube in sizes from  1/4 to 1 1/4 inches in diameter. These plumbing systems are used by residential and commercial builders in place of traditional copper piping systems.

•

PEX Radiant Heating Systems. Our PEX radiant heating line includes the manifolds, control valves, fittings and PEX tube necessary to install a radiant heating system. Radiant heating systems, in which PEX tube is installed in the floor to transfer heat from circulated hot water into a building, are used in place of traditional forced air heating systems.

Water Control and Safety

Our water control and safety products are sold under the Wilkins brand name and encompass a wide variety of valves, including backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These products are designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC and the NSF, and are sold into the commercial and industrial construction end markets as well as the fire protection, waterworks and irrigation end markets.

Our water control products include:

•

Backflow Preventers. We offer a complete line of backflow prevention valves, which are designed to protect potable water systems from cross-connection with contaminated liquids, gases or other unsafe substances by stopping the unwanted reverse flow of water. Our backflow preventers accommodate a range of pipe sizes from  1/4 to 12 inches and cover a wide variety of specific applications in the plumbing, irrigation, municipal, fire protection and industrial end-markets. All backflow preventers are highly engineered and specified to exceed rigorous industry approvals and standards.

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

Commercial Brass

Zurn’s commercial brass products include manual and sensor operated flush valves marketed under the Aquaflush®, AquaSense® and AquaVantage® brand names and heavy duty commercial faucets marketed under the AquaSpec® brand name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® brand names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants and industrial production buildings. The Zurn One Systems® integrate commercial brass and fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time- and cost-saving means of delivering commercial and institutional bathroom fixtures. The EcoVantage® fixture systems promote water-efficiency and low consumption of water that deliver savings for building owners in new construction and retro-fit bathroom fixture installations.

Water and Wastewater

GA and Fontaine products are used to control water and waste water throughout the water cycle from raw water through collection, distribution and wastewater treatment.

GA products are produced in Cranberry, Pennsylvania and Orange, Massachusetts. GA is a leader in the design, application, and manufacture of automatic control valves, check valves, air valves, large butterfly valves, slide/sluice gates, actuation systems, and other specialized products for municipal, industrial, and hydropower applications. Over 90% of their comprehensive product lines go to the growing and less-cyclical water and wastewater markets.

Fontaine products are produced in Magog, Quebec, Canada. Its products are used to control water and wastewater from raw water through collection, distribution and wastewater treatment. Fontaine is the largest manufacturer of large stainless steel gate valves in North America and sells within the municipal, industrial and hydropower end markets. Its complete line of large stainless steel gate valves is sold to the growing and less cyclical water and wastewater markets.

Our Markets

We evaluate our competitive position in our markets based upon the markets we serve. We generally do not participate in segments of our served markets that are thought of as commodities or in applications that do not require differentiation based on product quality, reliability and innovation. In both of our platforms, we believe the end markets we serve span a broad and diverse array of commercial and industrial end markets with solid fundamental long-term growth characteristics.

Power Transmission Market

The Power Transmission market is relatively fragmented with most participants having single or limited product lines and serving specific geographic markets. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to us, including the Emerson Power Transmission division of Emerson Electric and the Dodge Manufacturing division of Baldor Electric. While we compete with certain domestic and international competitors across a portion of our product lines, we do not believe that any one competitor directly competes with us on all of our product lines. The industry’s customer base is broadly diversified across many sectors of the economy. We believe that growth in the Power Transmission market is closely tied to overall growth in industrial production, which we believe has significant long-term growth fundamentals. In addition, we believe that Power Transmission manufacturers who innovate to meet the changes in customer demands and focus on higher growth end markets can grow at rates faster than overall U.S. industrial production.

Our Power Transmission products are generally critical components in the machinery or plant in which they operate, yet they typically account for a low percentage of an end user’s total production cost. We believe, because the costs associated with Power Transmission product failure to the end user can be substantial, end users in most of the markets we serve focus on Power Transmission products with superior quality, reliability and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop a reputation for quality and reliability, as well as create and maintain an extensive distribution network, which we believe leads to strong recurring aftermarket revenues, attractive margins on products and market share gain.

The Power Transmission market is also characterized by the need for sophisticated engineering experience, the ability to produce a broad number of niche products with very little lead time and long-standing customer relationships. We believe entry into our markets by competitors with lower labor costs, including foreign competitors, will be limited due to the fact that we manufacture highly specialized niche products that are critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high. In addition, we believe there is an industry trend of customers increasingly consolidating their vendor bases, which we believe should allow suppliers with broader product offerings to capture additional market share.

Water Management Market

We believe the segment in which our Water Management platform participates is relatively fragmented and that most of our competitors offer more limited product lines. While our Zurn business competes against numerous competitors with limited products or scale, one competitor, Watts Water Technologies, competes with Zurn across several lines on a nationwide basis. Zurn also competes against Sloan Valve Company in flush valves, Uponor (formerly Wirsbo) in PEX piping and Geberit in commercial faucets. Although Zurn competes with some of our competitors across a portion of our product lines, we do not believe that any one competitor directly competes with us across all of our product lines. Our water and wastewater businesses generally compete with smaller, regional competitors with more niche product offerings. We believe our water and wastewater product lines comprise one of the most comprehensive product offerings in North America.

We believe the areas of the water management industry in which we compete are tied to growth in industrial and commercial construction, which we believe to have significant long-term growth fundamentals. Historically, the institutional and commercial construction industry has been more stable and less vulnerable to down-cycles than the residential construction industry. Compared to residential construction cycles, downturns in institutional and commercial construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, through successful new product innovation, we believe that water management manufacturers are able to grow at a faster pace than the broader infrastructure and commercial construction markets, as well as mitigate downturns in the cycle.

Water Management products tend to be project-critical, highly engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end user loyalty. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many water management products must be tested and approved by USC, IAPMO, NSF, or AWWA before they may be sold. In addition, many of these products must meet detailed specifications set by water management engineers, contractors, builders and architects.

The water management industry’s specification-driven end markets require manufacturers to work closely with engineers, contractors, builders and architects in local markets across the United States to design specific applications on a project-by-project basis. As a result, building and maintaining relationships with architects, engineers, contractors and builders who specify or “spec-in” products for use in construction projects and having flexibility in design and product innovation is critical to compete effectively in the market. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an engineer, contractor, builder or architect has specified our product with satisfactory results, they will continue to use our products in future projects.

Acquisitions and Transactions

The Fontaine Acquisition

On February 27, 2009, we acquired the stock of Fontaine for a total purchase price of $24.2 million ($30.3 million Canadian dollars (“CAD”)), net of $0.6 million ($0.7 million CAD) of cash acquired. This acquisition further expands our water management platform. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. The results of operations of Fontaine are included from February 28, 2009.

The GA Acquisition

On January 31, 2008, we utilized existing cash balances to purchase GA for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries and Rodney Hunt. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt, its wholly owned subsidiary at the time of closing, is a leader in the design and manufacturer of sluice/slide gates, butterfly valves, cone valves and actuation systems. GA is included in our results of operations from February 1, 2008.

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

Acquisition of Dalong Chain Company

On July 11, 2006, the Company acquired Dalong Chain Company (“Dalong”) located in China for a total cash purchase price of $5.9 million, net of $0.4 million of cash acquired, plus the assumption of certain liabilities. Dalong is included in our results of operations from July 12, 2006.

The Falk Acquisition

On May 16, 2005, we acquired the Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation, for $301.3 million ($306.2 million purchase price including related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. Falk is a manufacturer of gears and lubricated couplings and is a recognized leader in the gear and coupling markets. The Falk acquisition significantly enhanced our position as a leading manufacturer of highly engineered Power Transmission products. By combining our leadership positions in flattop chain, industrial bearings, non-lubricated couplings and industrial chain with Falk’s complementary leadership positions in gears and lubricated couplings, as well as a growing gear repair business, the Falk acquisition resulted in a comprehensive, market-leading product portfolio that we believe to be one of the broadest in the Power Transmission industry. Falk is included in our results of operations from May 16, 2005.

Customers

Power Transmission Customers

Our Power Transmission components are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. With over 2,400 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. One of our Power Transmission industrial distributors, Motion Industries, Inc., accounted for approximately 7.7%, 8.1% and 10.7% of consolidated net sales during the years ended March 31, 2009, 2008 and 2007, respectively.

Rather than serving as passive conduits for delivery of product, our industrial distributors participate in the overall competitive dynamic in the Power Transmission industry. Industrial distributors play a role in determining which of our Power Transmission products are stocked at their distributor centers and branch locations and, consequently, are most readily accessible to aftermarket buyers, and the price at which these products are sold.

We market our Power Transmission products both to OEMs and directly to end users to cultivate an end-user preference for our Power Transmission products. We believe this customer preference is important in differentiating our Power Transmission products from our competitors’ products and preserves our ability to influence distributors to recommend Rexnord products to OEMs and end users. In some instances, we have established a relationship with the end user such that we, the end user, and the end user’s preferred distributor enter into a trilateral agreement whereby the distributor will purchase our Power Transmission products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from the trend towards rationalizing suppliers by industrial distributors.

Our Power Transmission products are moving, wearing components that are consumed in use and require regular replacement. This gives rise to an on-going aftermarket opportunity.

Water Management Customers

The majority of our Water Management products are branded under the Zurn tradename and distributed through independent sales representatives; wholesalers such as Ferguson, Hughes and Hajoca and industry-specific distributors in the food service, industrial, janitorial and sanitation industries.

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

Water and wastewater customers primarily consist of municipalities. These municipalities, as well as their general contractors, are the principal decision-makers. GA and Fontaine benefit from strong brand recognition in the industry, which is further bolstered by a strong customer propensity to replace “like-for-like” products.

In addition to our domestic Water Management manufacturing facilities, we have maintained a global network of independent sources that manufacture high quality, lower cost component parts for our commercial and institutional products. These sources fabricate parts to our specifications using our proprietary designs, which enables us to focus on product engineering, assembly, testing and quality control. By closely monitoring these sources and through extensive product testing, we are able to maintain product quality and be a cost competitive producer of commercial and institutional products.

Product Development

In both of our Power Transmission and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Power Transmission platform, we had approximately 190 active U.S. patents and approximately 750 active foreign patents as of March 31, 2009. In addition, we thoroughly test our Power Transmission products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Power Transmission solutions. In our Water Management platform, we had approximately 55 and approximately 30 active U.S. and foreign patents, respectively, as of March 31, 2009. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn’s plumbing products are known in the industry for such innovation.

The majority of our new product development begins with discussions and feedback from our customers. We have a team of approximately 320 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. If the product engineers require additional support or specialty expertise, they can call upon additional engineers and resources from Rexnord Technical Services. Rexnord Technical Services is a group comprised of approximately 20 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.

Rexnord Business System (“RBS”)

We manage our company with a management philosophy we call RBS. RBS is based on the following principles: (1) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement; (2) strategy deployment—a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities; (3) involvement of all our associates in the execution of our strategy; and (4) measuring our performance based on customer satisfaction, or the “Voice of the Customer.” We believe applying RBS can yield superior growth, quality, delivery and cost positions relative to our competition, resulting in enhanced profitability and ultimately the creation of shareholder value. RBS was established by George Sherman, the Non-Executive Chairman of the Board of RBS Global and the former CEO of the Danaher Corporation from 1990 to 2001, during which time he provided leadership and direction in the execution of the Danaher Business System. Robert Hitt, our CEO, and our management team have led the implementation of RBS throughout the Company. As we have applied RBS over the past five years, we have experienced significant improvements in growth, productivity, cost reduction and asset efficiency and believe there are substantial opportunities to continue to improve our performance as we continue to apply RBS.

Suppliers and Raw Materials

The principal materials used in our Power Transmission and Water Management manufacturing processes are commodities and components available from numerous sources. The key materials used in our Power Transmission manufacturing processes include: sheet, plate and bar steel, castings, forgings, high-performance engineered plastic and a variety of components. Within our Water Management platform, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, zinc, forgings, plate steel, high-performance engineered plastic, resin and sheet plastic.

Our global sourcing practice is to maintain alternate sources of supply for our important materials and components wherever possible within both our Power Transmission and Water Management platforms. Historically, we have been able to successfully source materials, and consequently are not dependent on a single source for any raw material or component. As a result, we believe there is a readily available supply of materials in sufficient quantity from a variety of sources to serve both our short-term and long-term requirements. Additionally, we have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity supplies.

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

Backlog

Our backlog of unshipped orders was $456 million (inclusive of $19 million of backlog acquired in connection with the acquisition of Fontaine) and $541 million at March 31, 2009 and 2008, respectively. Approximately 21% of our backlog at March 31, 2009 is currently scheduled to ship beyond fiscal 2010. See Risk Factor titled “We could be adversely affected if any of our significant customers default in their obligations to us” within Part I Item 1A of this report for more information on the risks associated with backlog.

Geographic Areas

For financial information about geographic areas, see Note 21 Business Segment Information in Part II Item 8 in this report.

Seasonality

We do not experience significant seasonality of demand for our Power Transmission products, although sales generally are slightly higher during our fourth fiscal quarter as our customers spend against recently approved capital budgets and perform maintenance and repairs in advance of spring and summer activity. Our end markets also do not experience significant seasonality of demand.

Demand for our Water Management products is primarily driven by non-residential construction activity, remodeling and home starts as well as water and waste water infrastructure expansion for municipal, industrial and hydropower applications. Accordingly, many external factors affect our Water Management business, including weather and the impact of the broader economy on our end markets. Weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.

Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns. See further information within Part I Item 1A Risk Factors – “Our business depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could further be negatively affected during any continued or future economic downturns.”

Employees

As of March 31, 2009, we had approximately 6,200 employees, of whom approximately 4,400 were employed in the United States. Approximately 600 of our U.S. employees are represented by labor unions. The seven U.S. collective bargaining agreements to which we are a party will expire in August 2010, September 2010, October 2010, July 2011 (two bargaining agreements expire in July 2011), February 2012 and April 2012, respectively. Additionally, approximately 900 of our employees reside in Europe, where trade union membership is common. We believe we have a satisfactory relationship with our employees, including those represented by labor unions. As a result of the Company’s restructuring actions taken during the third and fourth quarter of fiscal 2009, the Company reduced its employee base by approximately 1,300 employees, or a 18% reduction from the Company’s September 27, 2008 employee base. See more information regarding the restructuring charge within Part II Item 8, Note 5 Restructuring and Other Similar Costs of the consolidated financial statements.

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

Some environmental laws and regulations, including the federal Superfund law, impose liability to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at certain of our current or former facilities, and have been named as a PRP at certain third party Superfund sites. See Part II Item 8, Note 20 Commitments and Contingencies of the consolidated financial statements for further discussion regarding our Downers Grove, Illinois facility and the Ellsworth Industrial Park Site. The discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of current reserves and/or available indemnification. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not applicable to operating facilities. We also may face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or ground water at our current or former facilities.

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

Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We are a highly leveraged company. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we will be more highly leveraged than some of our competitors which may place us at a competitive disadvantage;

•	it may make us more vulnerable to further downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our senior secured credit facilities is unhedged variable-rate debt. Recently, interest rates have been subject to unprecedented volatility which may intensify this risk. Also, we may still incur significantly more debt, which could intensify the risks described above. For more information, see Part II Item 8, Note 12 Long-Term Debt.

Demand for our Water Management products depends on availability of financing.

Many customers who purchase our Water Management products depend on third-party financing. In recent months there have been significant disruptions in the availability of financing on reasonable terms. Fluctuations in prevailing interest rates affect the availability and cost of financing to our customers. In the current market turmoil, many lenders and institutional investors have significantly reduced, and in some cases ceased to provide, funding to borrowers. The lack of availability or increased cost of credit could lead to decreased construction which would result in a reduction in demand for our products and have a material adverse effect on our Water Management business, financial condition, results of operations or cash flows.

The deteriorating global economic and financial market conditions have impacted our business operations and may adversely affect our results of operations and financial condition.

Deteriorating global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, have impacted our business operations and may adversely affect our future results of operations and financial condition. An economic downturn in the end markets, businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume for a prolonged period of time which would have a negative impact on our future results of operations. For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and availability and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. In the current market turmoil, many lenders and institutional investors have significantly reduced, and in some cases ceased to provide, funding to borrowers. The lack of available or increased cost of credit has led to decreased construction which has resulted in reduced demand for our products. A prolonged or further drop in consumer confidence, continued restrictions in the credit market or an increase in mortgage rates, credit standards or unemployment could delay the recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. This may express itself in the form of substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results. Additionally, many of our products are used in the energy, mining and cement and aggregate markets. With the recent volatility in commodity prices, certain customers may defer or cancel anticipated projects or expansions until such time as these projects will be profitable based on the underlying cost of commodities compared to the cost of the project. Volatility and disruption of financial markets could limit the ability of our customers to obtain adequate financing to maintain operations and may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or impact their ability to pay their receivables. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us. We have recorded an impairment charge and may need to record additional impairment charges if the fair value of our assets declines further due to the conditions cited above. These conditions could affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, or sell assets. In addition, this could require us to seek additional borrowings which may not be available given the current financial market conditions, or may only be available at terms significantly less advantageous than our current credit terms.

Our business depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could further be negatively affected during any continued or future economic downturns.

Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effect of downturns in economic conditions; however, such programs may be unsuccessful in the event a further downturn occurs. Any further sustained weakness in demand or downturn or uncertainty in the economy generally, such as the recent unprecedented volatility in the capital and credit markets, would materially reduce our net sales and profitability.

The demand in the water management industry is influenced by new construction activity, both residential and non-residential, and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, including the overall strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates and interest rates. Any further declines in commercial, institutional or residential construction starts or future demand for replacement building and home improvement products may impact us in a material adverse manner and there can be no assurance that any such adverse effects would not continue for a prolonged period of time.

The loss of any significant customer could adversely affect our business.

We have certain customers that are significant to our business. During fiscal 2009, our top 20 customers accounted for approximately 33% of our consolidated net sales, and our largest customer, Motion Industries, Inc., accounted for 7.7% of our consolidated net sales. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increases in the cost of our raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, or the loss of a substantial number of our suppliers, could adversely affect our financial health.

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

In addition to our own direct sales force, we depend on the services of independent distributors to sell our Power Transmission products and provide service and aftermarket support to our customers. We rely on an extensive distribution network, with nearly 2,400 distributor locations nationwide; however, for fiscal 2009, approximately 19% of our Power Transmission net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 11% of Power Transmission net sales. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Power Transmission industry. Industrial distributors play a significant role in determining which of our Power Transmission products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business also offer competitors’ products and services to our customers. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 70 third-party warehouses to distribute our products; however, for fiscal 2009, our three key independent distributors generated approximately 29% of our Water Management net sales with the largest accounting for approximately 20% of Water Management net sales.

We are in the process of renewing our Power Transmission distributorship agreement with one of our three key distributors and we currently operate in accordance with the terms of both current and previously expired, agreements. We believe these terms to be “market standard” providing, among other matters, that the applicable distributor is (i) authorized to sell certain products in certain geographic areas, (ii) obligated to comply with minimum stocking requirements (15% of annual purchases) and (iii) entitled to certain limited inventory return rights. None of our distributors have exclusive geographic rights. Our Water Management distributorship sales are on “market standard” terms. In addition, certain key distributors are on rebate programs, including our top three Water Management distributors. For more information on our rebate programs, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Revenue Recognition”

The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors’ sales of our competitors’ products to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be adversely affected if any of our significant customers default in their obligations to us.

Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. More specifically, the recent market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction of business generally. Accordingly, the recent market turmoil and tightening of credit increases the risks associated with our backlog. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Approximately 21% of our backlog at March 31, 2009 is currently scheduled to ship beyond fiscal 2010.

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

Certain subsidiaries are co-defendants in various lawsuits filed in a number of jurisdictions throughout the United States alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. In the event our insurance or indemnification coverage becomes insufficient to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Part I, Item 3 – Legal Proceedings” of this report.

Certain Water Management subsidiaries are subject to a number of class action claims.

Certain Water Management subsidiaries are defendants in a number of putative class action lawsuits pending in various U.S. federal courts. The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson-Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. While we intend to vigorously defend ourselves in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on us. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be covered by insurance. As a result of the preceding, there can be no assurance as to the long-term effect this litigation will have on our business, financial condition, results of operations or cash flows. See “Part I, Item 3 – Legal Proceedings” of this report.

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

Our business is subject to certain risks associated with doing business internationally. For fiscal 2009, our net sales outside the United States represented approximately 25% of our total net sales (based on the country in which the shipment originates). Accordingly, our future results could be harmed by a variety of factors, including:

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

The indentures governing our senior notes and senior subordinated notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of March 31 2009, our senior secured bank leverage ratio was 1.58x. In addition, as of this date, we had $29.5 million of additional borrowing capacity under the senior secured credit facilities. The borrowing capacity has been reduced by $7.5 million due to the Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”) bankruptcy. Failure to comply with the leverage covenant of the senior secured credit facilities can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The interest rate in respect of borrowings under the senior secured credit facilities is determined in reference to the senior secured bank leverage ratio. A breach of any of these covenants could result in a default under our debt agreements. For more information, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first-priority lien basis. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay our senior notes and senior subordinated notes upon acceleration. For a more detailed description of the limitations on our ability to incur additional indebtedness, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2009, we had $848.2 million of floating rate debt under the senior secured credit facilities ($765.5 million term loans outstanding and $82.7 million borrowings outstanding on our revolving credit facility). Of the $848.2 million of floating rate debt, $262.0 million of our term loans are subject to an interest rate collar and $68.0 million of our term loans are subject to an interest rate swap, in each case maturing in October 2009. Also as of March 31, 2009, we had $30.0 million of floating rate debt outstanding under our accounts receivable securitization facility. After considering the swap and collar, a 100 basis point increase in the March 31, 2009 interest rates would increase interest expense under the senior secured credit facilities and accounts receivable securitization facility by approximately $5.5 million on an annual basis.

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

We may be subject to additional product liability claims in the event that the use of our products, or the exposure to our products or their raw materials, is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Part I, Item 3 – Legal Proceedings” of this report.

We, our customers and our shippers have unionized employees who may stage work stoppages which could seriously impact the profitability of our business.

As of March 31, 2009, we had approximately 6,200 employees, of whom approximately 4,400 were employed in the United States. Approximately 600 of our U.S. employees are represented by labor unions. The seven U.S. collective bargaining agreements to which we are a party will expire in August 2010, September 2010, October 2010, July 2011 (two bargaining agreements expire in July 2011), February 2012 and April 2012, respectively. Additionally, approximately 900 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently satisfactory, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business, financial condition, results of operations or cash flows could be affected in a material adverse manner. Many of our direct and indirect customers and their suppliers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the International Brotherhood of Teamsters or the Teamsters Union. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could incur substantial business interruptions as the result of an expansion of our PeopleSoft platform.

The expansion of our PeopleSoft platform progressed during fiscal 2009 and is expected to continue into 2010, as we utilize a phased approach. This system expansion will affect certain domestic Power Transmission business units, replacing existing order entry, shipping and billing systems. If this expansion is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance.

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

Our required cash contributions to our pension plans has increased and may increase further and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.

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

The recent deterioration in the securities markets has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has been reflected in the consolidated balance sheet at March 31, 2009. The deterioration in pension asset values has led to additional cash contribution requirements (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006) in future periods and increased pension costs in fiscal 2010 as compared to the current fiscal year. Any further deterioration may also lead to further cash contribution requirements and increased pension costs. Recent pension funding legislative and regulatory relief provided by the U.S. government in light of the securities markets decline has reduced the Company’s short-term required pension contributions from the amount required before relief. The impact of this relief has been reflected in the Company’s projected cash contribution requirements disclosed in the consolidated financial statements.

Our historical financial data is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with the Merger and the Fontaine, GA, Zurn and Falk acquisitions and due to the different basis of accounting used by us prior to the Merger.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Within Power Transmission we have 31 manufacturing and warehouse facilities and four repair facilities, 25 of which are located in North America, five in Europe, one in Australia, one in South America and three in Asia. With the exception of one facility located in Downers Grove, Illinois, each of our facilities is dedicated to the manufacture of a single product line. All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.

We own and lease our Power Transmission facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal Power Transmission manufacturing and repair facilities:

Facility Location	Product/Use	Size (square feet)	Owned Leased
North America

Atlanta, GA	Warehouse	40,000	Leased
Auburn, AL	Coupling	130,000	Leased
Bridgeport, CT	Special Components	31,000	Owned
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Deer Park, TX	Gear Repair	31,000	Leased
Downers Grove, IL (2 facilities)	Industrial Bearings and Aerospace	210,000/38,000	Owned
Grafton, WI	Flattop	95,000	Owned
Grove City, OH	Warehouse	73,000	Leased
Horsham, PA	Gear	80,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	54,000	Leased
East Rockaway, NY (2 facilities)	Special Components	20,000/20,000	Owned/Leased
Milwaukee, WI	Gear	1,100,000	Owned
New Berlin, WI	Gear Repair	47,000	Leased
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	54,000	Owned
Simi Valley, CA	Aerospace	37,000	Leased
Stuarts Draft, VA	Gear	97,000	Owned
Toronto, Canada	Gear Repair	30,000	Leased
Toronto, Canada	Warehouse	33,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned
Wheeling, IL	Aerospace	83,000	Owned

Europe

Betzdorf, Germany	Industrial Chain	179,000	Owned
Corregio, Italy	Flattop	79,000	Owned
Dortmund, Germany	Coupling	36,000	Owned
Gravenzande, Netherlands	Flattop	117,000	Leased
Hamelin, Germany	Gear	374,000	Leased

South America

Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned

Australia

Newcastle, Australia	Gear	43,000	Owned

Asia

Changzhou, China	Gear	206,000	Owned
Shanghai, China	Gear	40,000	Leased
Shanghai, China	Industrial Chain	161,000	Leased

As part of the Company’s facility rationalization initiatives it is the Company’s current intention to consolidate the East Rockaway, New York manufacturing operations into the Cudahy, Wisconsin manufacturing location. As such, the Company’s expects to begin to market the owned facility in East Rockaway, New York beginning in fiscal 2010 after manufacturing activities have ceased.

We have 22 Water Management facilities principally located in the U.S. and Canada, as set forth below:

Facility Location	Product/Use	Size (square feet)	Owned Leased
Canada

Mississauga, Ontario	Manufacturing/Warehouse	27,878	Leased
Magog, Quebec	Manufacturing	58,000	Owned

United States

Abilene, Texas	Commercial Brass	176,650	Owned
Bensalem, Pennsylvania	Warehouse	40,000	Leased
Commerce, Texas	PEX	175,000	Owned
Cranberry TWP., Pennsylvania	Water and Wastewater	57,000	Owned
Dallas, Texas	Warehouse	55,020	Leased
Elkhart, Indiana	PEX / Warehouse	110,000	Owned
Erie, Pennsylvania	Specification Drainage	210,562	Leased
Erie, Pennsylvania	Specification Drainage	100,000	Owned
Falconer, New York	Specification Drainage	151,520	Leased
Fresno, California	Warehouse	50,000	Leased
Gardena, California	Warehouse	73,987	Owned
Harborcreek, Pennsylvania	Specification Drainage	15,000	Leased
Hayward, California	Warehouse	23,640	Leased
Mars, Pennsylvania	Water and Wastewater	65,000	Owned
Norcross, Georgia	Warehouse	96,000	Leased
Northwood, Ohio	Warehouse	17,920	Leased
Orange, Massachusetts	Water and Wastewater	250,000	Owned
Paso Robles, California	Water Control	158,000	Owned
Sacramento, California	Warehouse	16,000	Leased
Sanford, North Carolina	Commercial Brass	78,000	Owned

As part of the restructuring activities taken during the fiscal year ended March 31, 2009, the Company made the decision to exit a distribution channel and outsource the manufacturing of the remaining PEX plumbing line at the Commerce, Texas facility. The Company’s current intention is to begin to market the Commerce, Texas facility beginning in fiscal 2010 after manufacturing activities have ceased.

In addition, we lease sales office space in Taipei, R.O.C. and an engineering and sourcing center in Zhuhai, China. We also currently lease approximately 14,000 square feet of office space that had previously been the Jacuzzi Brands, Inc. corporate headquarters in West Palm Beach, Florida.

We believe our Power Transmission and Water Management properties are sufficient for our current and future needs.

ITEM 3. LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Part II Item 8, Note 20—Commitments and Contingencies to the consolidated financial statements of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2009.

PART  II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

No established public trading market for RBS Global common stock or Rexnord LLC membership units currently exists.

Holders

As of May 28, 2009, the common stock of RBS Global was wholly owned by Chase Acquisition I Inc., a wholly owned subsidiary of our ultimate parent company Rexnord Holdings. RBS Global is the sole member of Rexnord LLC.

Dividends

For the year ended March 31, 2009, $70.0 million of dividend payments were made to Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness due 2013. In addition, our senior credit facility and outstanding notes significantly restrict the payment of dividends on our common stock and membership interests. RBS Global and Rexnord LLC did not pay dividends on their common stock or membership interests during the years ended March 31, 2008 and 2007.

Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to our securities authorized for issuance under equity compensation plans is contained in Part II Item 8, Note 16 – Stock Options to the consolidated financial statements contained in this report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

No securities were sold during the fourth quarter ended March 31, 2009.

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

				Predecessor (5)
(dollars in millions)	Year Ended March 31, 2009 (1)	Year Ended March 31, 2008 (2)	Period from July 22, 2006 through March 31, 2007 (3)	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006 (4)	Year Ended March 31, 2005
Statement of Operations:
Net Sales	$1,882.0	$1,853.5	$921.5	$334.2	$1,081.4	$811.0
Cost of Sales (6)	1,277.0	1,250.4	628.2	237.7	742.3	555.8

Gross Profit	605.0	603.1	293.3	96.5	339.1	255.2
Selling, General and Administrative Expenses	316.6	312.2	159.3	63.1	187.8	153.6
Loss on Divestiture	—	11.2	—	—	—	—
(Gain) on Canal Street Accident, net	—	(29.2)	(6.0)	—	—	—
Intangible Impairment Charges	422.0	—	—	—	—	—
Transaction-Related Costs	—	—	—	62.7	—	—
Restructuring and Other Similar Costs	24.5	—	—	—	31.1	7.3
Amortization of Intangible Assets	48.9	49.9	26.9	5.0	15.7	13.8

Income (Loss) from Operations	(207.0)	259.0	113.1	(34.3)	104.5	80.5
Non-Operating Income (Expense):
Interest Expense, net	(178.4)	(191.8)	(105.0)	(21.0)	(61.5)	(44.0)
Other Income (Expense), net	(0.9)	(5.3)	5.7	(0.4)	(3.8)	(0.7)

Income (Loss) Before Income Taxes	(386.3)	61.9	13.8	(55.7)	39.2	35.8
Provision (Benefit) for Income Taxes	8.0	21.0	10.9	(16.1)	16.3	14.2

Net Income (Loss)	$(394.3)	$40.9	$2.9	$(39.6)	$22.9	$21.6

Other Data:
Net Cash Provided By (Used for):
Operating Activities	156.1	232.8	62.7	(4.4)	91.9	67.4
Investing Activities	(54.5)	(121.6)	(1,925.5)	(15.7)	(336.1)	(19.3)
Financing Activities	39.5	(28.0)	1,907.6	8.2	240.6	(42.0)
Depreciation and Amortization of Intangible Assets	109.6	104.1	63.0	19.0	58.7	45.4
Capital Expenditures	39.1	54.9	28.0	11.7	37.1	25.7
Dividend payment to parent company	70.0	—	—	—	—	—

				Predecessor (5)
	March 31,
(dollars in millions)	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005
Balance Sheet Data:
Cash and Cash Equivalents	$277.5	$141.9	$56.1	$22.5	$26.3
Working Capital (7)	548.8	436.6	371.6	159.2	118.9
Total Assets	3,204.8	3,805.2	3,773.2	1,608.1	1,277.4
Total Debt (8)	2,140.5	2,024.5	2,046.9	753.7	506.7
Stockholders’ Equity	157.4	744.6	699.6	441.1	424.7

(1)	Consolidated financial data as of and for the year ended March 31, 2009 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Fontaine acquisition on February 27, 2009. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Fontaine acquisition.
(2)	Consolidated financial data as of and for the year ended March 31, 2008 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the GA acquisition on January 31, 2008. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the GA acquisition.

(3)	Consolidated financial data as of March 31, 2007 and for the period from July 22, 2006 through March 31, 2007 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Zurn acquisition on February 7, 2007. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of both the Apollo and Zurn acquisitions.
(4)	Consolidated financial data as of and for the year ended March 31, 2006 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Falk acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Falk acquisition.
(5)	Consolidated financial data for all periods subsequent to July 21, 2006 (the date of the Apollo acquisition) reflects the fair value of assets acquired and liabilities assumed as a result of that transaction. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Apollo acquisition.
(6)	Due to rising raw material costs and changes to manufacturing processes in fiscal 2005, the Company re-evaluated its process for capitalizing overhead costs into inventory. As a result, the Company revised certain estimates related to the capitalization of overhead variances which reduced cost of sales by $7.0 million in fiscal 2005.
(7)	Represents total current assets less total current liabilities.
(8)	Total debt represents long-term debt plus the current portion of long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition covers periods prior to the consummation of the Fontaine, GA, Zurn and Apollo acquisitions. Our financial performance includes: (i) Fontaine from February 28, 2009 through March 31, 2009; (ii) GA from February 1, 2008 through March 31, 2009; (iii) Zurn from February 8, 2007 through March 31, 2009; and (iv) the impact of the Apollo transaction from July 22, 2006 through March 31, 2009. Accordingly, the discussion and analysis of historical periods does not fully reflect the significant impact that the Fontaine, GA, Zurn and Apollo transactions have had, and will have on us, including significantly increased liquidity requirements. You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2009, or fiscal 2009, means the period from April 1, 2008 to March 31, 2009.

General

We are a leading, global, diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. Currently, our business is comprised of two strategic platforms: (i) Power Transmission, which produces gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment, and (ii) Water Management, which produces professional grade specification plumbing, PEX piping, commercial brass and water and wastewater treatment and control products. Our strategy is to build the Company around multi-billion dollar, global strategic platforms that participate in end markets with above average growth characteristics where we are, or have the opportunity to become, the industry leader. We have successfully completed and integrated several acquisitions and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our Company. We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Power Transmission products in the industrial and aerospace end markets. Our Power Transmission products are used in the plants and equipment of companies in diverse end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. Our Water Management platform is a leader in the multi-billion dollar, specification driven, non-residential construction market for water management products, and with the recent acquisitions of Fontaine and GA, we have gained entry into the municipal water and wastewater treatment markets. Our Power Transmission products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of Power Transmission products comprised primarily of components that are consumed or worn out in use and that have a predictable replacement cycle. The demand for our Water Management products is primarily driven by new infrastructure, commercial and, to a lesser extent, residential construction. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. We have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California, the International Association of Plumbing and Mechanical Codes and the National Sanitation Foundation or the American Water Works Association prior to the commercialization of our products.

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

The Fontaine Acquisition

On February 27, 2009, we acquired the stock of Fontaine-Alliance Inc. and affiliates (“Fontaine”) for a total purchase price of $24.2 million ($30.3 million Canadian dollars (“CAD”)), net of $0.6 million ($0.7 million CAD) of cash acquired. This acquisition further expands our Water Management platform. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. The results of operations of Fontaine are included from February 28, 2009.

The Sale of Rexnord SAS

On March 28, 2008, the Company sold a French subsidiary, Rexnord SAS, to members of that company’s local management team for €1 (one Euro). Rexnord SAS was a wholly owned subsidiary located in Raon, France with approximately 140 employees. This entity occupied a 217,000 square foot manufacturing facility that supported portions of the Company’s European Power Transmission business. In connection with the sale, the Company recorded a pretax loss on divestiture of approximately $11.2 million (including transaction costs), which was recognized in the Company’s fourth quarter of the year ended March 31, 2008. Also, as part of the transaction, the Company signed a supplemental commercial agreement defining the prospective commercial relationship between the Company and the divested entity (“PTP Industry”). Through this agreement, the Company will retain its direct access to key regional distributors and in return has agreed to purchase from PTP Industry certain locally manufactured coupling product lines and components to serve its local customer base.

The GA Acquisition

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries, Inc. and Rodney Hunt Company, Inc. GA Industries, Inc. is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary at the time of closing, is a leader in the design and manufacturer of butterfly valves, sluice/slide gates, cone valves and actuation systems. The results of operations of GA are included from February 1, 2008.

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

The Apollo Transaction and Related Financing

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

Goodwill and Other Identifiable Intangible Asset Impairments

We are required for accounting purposes to assess the carrying value of goodwill and other identifiable intangible assets annually or whenever circumstances indicate that impairment may exist. In the third quarter of fiscal 2009 we commenced our testing of identifiable intangible assets and goodwill for impairment by first testing amortizable intangible assets (customer relationships and patents) for impairment under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”). Under SFAS 144, an impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset. We then tested indefinite lived intangible assets (trademarks and tradenames) for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). This test consists of comparing the fair value of trademarks and tradenames to their carrying values. Lastly, under the provisions of SFAS 142, we tested goodwill for impairment. Under SFAS 142, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of each reporting unit is compared to its carrying value to identify reporting units that may be impaired. Based on this evaluation, it was determined that the fair value of the Power Transmission and Zurn reporting units (within the Power Transmission and Water Management operating segments, respectively) were less than their carrying values and therefore may be impaired. The second step of the goodwill impairment test consists of determining the implied fair value of each impaired reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting units at fair value as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the implied fair value of the reporting units’ goodwill over the carrying value of the goodwill.

As a result of our impairment testing, during the third quarter of fiscal 2009, we recorded pre-tax impairment charges of $402.5 million related to goodwill and other identifiable intangible assets in both our Power Transmission and Water Management segments. These non-cash charges consisted of $319.3 million of goodwill impairment in both the Power Transmission ($93.4 million) and Water Management ($225.9 million) segments; $68.9 million of impairment of indefinite lived intangibles (trademarks and tradenames) in both the Power Transmission ($34.3 million) and Water Management ($34.6 million) segments; and $14.3 million of impairment of amortizable intangible assets (patents) in both the Power Transmission ($5.3 million) and Water Management ($9.0 million) segments. The impairment charges recorded during the third quarter of fiscal 2009 were precipitated by recent macroeconomic factors impacting the global credit markets as well as slower industry business conditions which have contributed to deterioration in the Company’s projected sales, operating profits and cash flows.

As a result of the continued softening in the macroeconomic environment, during the fourth quarter of fiscal 2009 the Company revised its projected sales, operating profits and cash flows from previous projections that the Company used in its third quarter impairment test. As a result of these revisions, the Company recorded a pre-tax impairment charge of $19.5 million related to the Company’s trademarks and tradenames in the fourth quarter of fiscal 2009 in both the Power Transmission ($16.0 million) and Water Management ($3.5 million) segments.

Restructuring and Other Similar Costs

During the third quarter and fourth quarter of fiscal 2009, we executed restructuring actions to reduce operating costs and improve profitability. The restructuring actions primarily consisted of workforce reductions, asset impairments and lease termination and other facility rationalization costs. The restructuring costs incurred amounted to $24.5 million ($18.7 million are cash charges related to severance, lease termination and other costs and $5.8 million are non-cash fixed asset and inventory impairment charges) during the year ended March 31, 2009. As a result of the workforce reductions the Company reduced its employee base by approximately 1,300 employees, or a 18% reduction from the Company’s September 27, 2008 employee base. See more information regarding the restructuring charge within Part II Item 8, Note 5 Restructuring and Other Similar Costs of the consolidated financial statements.

Although the Company’s restructuring actions are substantially complete, if the macroeconomic environment continues to soften, the Company will continue to proactively take action to further reduce its cost structure. It is anticipated that future actions would likely consist of workforce reductions and facility rationalization initiatives.

Canal Street Facility Accident and Recovery

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. The accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident. As of the end of the second quarter of fiscal 2008, production at the Canal Street facility had returned to pre-accident levels. Throughout the year ended March 31, 2008, approximately $11.2 million of capital expenditures were made in connection with the reconstruction of the facility. The reconstruction efforts were substantially complete as of March 31, 2008.

The Company finalized its accounting for this event during the year ended March 31, 2008. As a result, there was no activity related to the Canal Street facility accident during the year ended March 31, 2009. For the year ended March 31, 2008, the period from December 6, 2006 through March 31, 2007 and the accident activity period from December 6, 2006 through March 31, 2008, the Company recorded the following (gains)/losses related to this incident (in millions):

	Year Ended March 31, 2008	Period from December 6, 2006 through March 31, 2007	Period from December 6, 2006 through March 31, 2008
Insurance deductibles	$—	$1.0	$1.0
Clean-up and restoration expenses	5.0	18.3	23.3
Professional services	(0.1)	1.8	1.7
Non-cash impairments
Inventories	0.3	7.1	7.4
Property, plant and equipment, net	—	2.6	2.6
Other	—	0.2	0.2
Less property insurance recoveries	(23.4)	(27.0)	(50.4)

Subtotal prior to business interruption insurance recoveries	(18.2)	4.0	(14.2)
Less business interruption insurance recoveries	(11.0)	(10.0)	(21.0)

(Gain) on Canal Street facility accident, net	$(29.2)	$(6.0)	$(35.2)

Summary of total insurance recoveries:
Total property and business interruption insurance recoveries	$34.4	$37.0	$71.4

The Company recognized a net gain of $35.2 million related to the Canal Street facility accident from the date of the accident (December 6, 2006) through March 31, 2008. $14.2 million of the net gain represents the excess property insurance recoveries (at replacement value) over the write-off of tangible assets (at net book value) and other direct expenses related to the accident. The remaining $21.0 million gain is comprised of business interruption insurance recoveries.

For the period from December 6, 2006 (the date of loss) through March 31, 2008 (the date on which the Company settled its property and business interruption claims with its insurance carrier), the Company has recorded recoveries from its insurance carrier totaling $71.4 million, of which $50.4 million has been allocated to recoveries attributable to property loss and $21.0 million of which has been allocated to recoveries attributable to business interruption loss. Of these recoveries, $34.4 million was recorded during the year ended March 31, 2008 ($23.4 million allocated to property and $11.0 million allocated to business interruption). On December 5, 2007, the Company finalized its property and business interruption claims with its property insurance carrier. Beyond the settlement reached on December 5, 2007, no additional insurance proceeds related to such property and business interruption coverage are expected in future periods. As of March 31, 2008, the Company had accrued for all costs related to the Canal Street facility accident that were probable and could be reasonably estimated. The Company did not incur any losses during the year ended March 31, 2009 and does not expect to incur significant losses in future periods. As of March 31, 2009, the Company and its casualty insurance carrier continue to manage ongoing general liability and workers compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred.

Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has seven anti-dumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received $1.8 million, $1.4 million and $8.8 million, its pro rata share of the total CDSOA distribution, during the years ended March 31, 2009 and 2008 and the period from July 22, 2006 through March 31, 2007, respectively, which is included in other non-operating income (expense), net on the consolidated statement of operations.

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

As described above, the Merger occurred on July 21, 2006, and created a new basis of accounting for the Company. The financial information for the period from April 1, 2006 through July 21, 2006 represents historical results prior to the consummation of the Merger and is referred to herein as the “Predecessor” period. The period from July 22, 2006 through March 31, 2007 and thereafter is referred to herein as the “Successor” period. As a result of the Merger on July 21, 2006 and the resulting change in ownership, under generally accepted accounting principles (“GAAP”) we are required to present our operating results for the Predecessor and the Successor during the twelve months ended March 31, 2007 separately. In the following discussion, our fiscal 2007 results are adjusted to reflect the pro forma effect of the Merger as if it had occurred on April 1, 2006. The fiscal 2007 pro forma adjustments are described in the results from operations section below. In the following discussion and analysis, the pro forma basis amounts for the combined twelve months ended March 31, 2007 are compared to the twelve months ended March 31, 2009 and 2008 on an “as reported” historical basis as we believe this is the most meaningful and practical way to comment on our results of operations.

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

The largest component of our cost of sales is cost of materials, which represented approximately 39% of net sales in fiscal 2009. The principal materials used in our Power Transmission manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.

The next largest component of our cost of sales is direct and indirect labor, which represented approximately 16% of net sales in fiscal 2009. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends.

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

Revenue recognition. Sales are recorded upon transfer of title of product, which occurs upon shipment to the customer. Because we enter into sales rebate programs with some of our customers, which require us to make rebate payments to them from time to time, we estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns. These rebates are primarily volume-based and are estimated based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. The value of returned goods during fiscal 2009, 2008 and 2007 was less than 1.2% of net sales in each such year. Other than our standard product warranty, there are no post-shipment obligations.

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

In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $17.2 million, $8.4 million, and $4.9 million during fiscal 2009, 2008 and 2007, respectively. The increase in inventory charged to expense in fiscal 2009 relates to increased levels of excess and obsolete inventory due to the deterioration in forecasted revenue as well as a $2.5 million inventory impairment charge incurred as a result of the decision to exit a distribution channel and outsource the manufacturing of the remaining PEX plumbing line at the Commerce, Texas facility. See more information regarding the impairment charge within Part II Item 8, Note 5 Restructuring and Other Similar Costs of the consolidated financial statements.

Impairment of intangible assets and tangible fixed assets. Our intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment.

Intangible assets are amortized over the shorter of their legal life or estimated useful life as follows:

Trademarks and tradenames	No amortization (indefinite lived)
Patents	2 to 20 years
Customer Relationships	3 to 15 years
Non-compete	2 to 5 years

Tangible fixed assets are depreciated to their residual values on a straight-line basis over their estimated useful lives as follows:

Land	No depreciation
Buildings and improvements	10 to 30 years
Machinery and equipment	5 to 10 years
Computer hardware and software	3 to 5 years

An impairment review of specifically identifiable amortizable intangible or tangible fixed assets is performed if an indicator of impairment, such as an operating loss or cash outflow from operating activities or a significant adverse change in the business or market place, exists. Estimates of future cash flows used to test the asset for impairment are based on current operating projections extended to the useful life of the asset group and are, by their nature, subjective. The Company incurred a $3.3 million fixed asset impairment charge during fiscal 2009 as a result of the decision to exit a distribution channel and outsource the manufacturing of the remaining PEX plumbing line at the Commerce, Texas facility. See more information regarding the impairment charge within Part II Item 8, Note 5 Restructuring and Other Similar Costs of the consolidated financial statements.

Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment or whenever circumstances indicate that impairment may exist using a discounted cash flow methodology based on future business projections. The discount rate utilized within our impairment test is based upon the weighted average cost of capital of comparable public companies.

During the year ended March 31, 2009, the Company recorded a non-cash pre-tax impairment charge associated with goodwill and identifiable intangible assets of $422.0 million, of which $319.3 million relates to goodwill impairment and $102.7 million relates to other identifiable intangible asset impairments. See Part II Item 8, Note 10 Goodwill and Intangible Assets of the consolidated financial statements for more information regarding the impairment charge.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $48.2 million in fiscal year 2010, $48.1 million in fiscal year 2011, $47.6 million in fiscal year 2012, $47.1 million in fiscal year 2013 and $47.0 million in fiscal year 2014.

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

The recent deterioration in the securities markets has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has been reflected in the audited consolidated balance sheet at March 31, 2009. As of March 31, 2009, we had pension plans with a combined projected benefit obligation of $531.8 million compared to plan assets of $394.7 million, resulting in an under-funded status of $137.1 million compared to a funded status of $29.6 million at March 31, 2008. The deterioration in pension asset values has led to additional cash contribution requirements (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006) in future periods and increased pension costs in fiscal 2010 as compared to the current fiscal year. Any further changes in the assumptions underlying our pension values, including those that arise as a result of declines in equity markets and interest rates, could result in increased pension cost which could negatively affect our consolidated results of operations in future periods.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses, tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against substantially all of our deferred tax assets relating to foreign loss carryforwards, state net operating loss and foreign tax credit carryforwards; as well as, a partial allowance relating to US federal net operating loss carryforwards.

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

Through acquisitions, we have assumed presently recorded and potential future liabilities relating to product liability, environmental and other claims. We have recorded reserves for claims related to these obligations when appropriate and, on certain occasions, have obtained the assistance of an independent actuary in the determination of those reserves. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods.

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

Asbestos Claims and Insurance for Asbestos Claims. As noted in Part II Item 8, Note 20 - Commitments and Contingencies of Notes to the consolidated financial statements, of this Annual Report on Form 10-K, certain Water Management subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.

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

We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2009 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.

Results of Operations

The financial information for the period from April 1, 2006 through July 21, 2006 represents historical results prior to the consummation of the Merger and is referred to herein as the “Predecessor” period. The period from July 22, 2006 through March 31, 2007 and thereafter is referred to herein as the “Successor” period. As a result of the Merger on July 21, 2006 and the resulting change in ownership, under GAAP we are required to present our operating results for the Predecessor and the Successor during the twelve months ended March 31, 2007 separately. In the following discussion, our fiscal 2007 results are adjusted to reflect the pro forma effect of the Merger as if it had occurred on April 1, 2006. The fiscal 2007 pro forma adjustments are described in the footnotes of the following table. In the following discussion and analysis, the pro forma basis amounts for the combined twelve months ended March 31, 2007 are compared to the twelve months ended March 31, 2009 and 2008 on an “as reported” historical basis as we believe this is the most meaningful and practical way to comment on our results of operations. The following table sets forth our consolidated statements of operations data for the Predecessor periods and Successor periods indicated:

			Fiscal Year 2007
			Successor	Predecessor			Pro Forma
	Year Ended March 31, 2009	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	Pro Forma Adjustments		Period from April 1, 2006 through March 31, 2007
Net sales	$1,882.0	$1,853.5	$921.5	$334.2	$—		$1,255.7
Cost of sales	1,277.0	1,250.4	628.2	237.7	(1.5	) (1)	864.4

Gross profit	605.0	603.1	293.3	96.5	1.5		391.3
% of net sales	32.1%	32.5%	31.8%	28.9%	—		31.2%
Selling, general and administrative expenses	316.6	312.2	159.3	63.1	—		222.4
(Gain) loss on Canal Street accident, net	—	(29.2)	(6.0)	—	—		(6.0)
Loss on divestiture	—	11.2	—	—	—		—
Intangible impairment charges	422.0	—	—	—	—		—
Transaction-related costs	—	—	—	62.7	(62.7	) (2)	—
Restructuring and other similar costs	24.5	—	—	—	—		—
Amortization of intangible assets	48.9	49.9	26.9	5.0	4.3	(3)	36.2

Income (loss) from operations	(207.0)	259.0	113.1	(34.3)	59.9		138.7
% of net sales	-11.0%	14.0%	12.3%	-10.3%	—		11.0%
Non-operating income (expense):
Interest expense, net	(178.4)	(191.8)	(105.0)	(21.0)	(21.1	) (4)	(147.1)
Other (expense) income, net	(0.9)	(5.3)	5.7	(0.4)	—		5.3

Income (loss) before income taxes	(386.3)	61.9	13.8	(55.7)	38.8		(3.1)
Provision (benefit) for income taxes	8.0	21.0	10.9	(16.1)	11.7	(5)	6.5

Net income (loss)	$(394.3)	$40.9	$2.9	$(39.6)	$27.1		$(9.6)

(1)	Represents an adjustment to historical depreciation expense to reflect the depreciation required on an annual basis per our final purchase price allocation assuming the Merger occurred on April 1, 2006.

(2)	Represents the elimination of transaction-related costs recognized by the Predecessor in connection with the Merger. The transaction-related costs consisted of the following items:

Seller-related expenses	$19.1
Bond tender premium	23.1
Write-off deferred financing fees	20.5

$62.7

Seller-related expenses consisted of investment banking fees, outside attorney fees, and other third-party fees. The bond tender premium related to the $225.0 million of senior subordinated notes, substantially all of which were repurchased in connection with the Merger. The Predecessor also incurred a non-cash charge of $20.5 million to write-off the remaining net book value of previously-capitalized financing fees related to the Predecessor’s term loans and senior subordinated notes that were repaid/repurchased in connection with the Merger.

(3)	We amortize the cost of our intangible assets subject to amortization which primarily include patents and customer relationships. This adjustment represents the additional amortization expense on the incremental fair value adjustments recorded through purchase accounting assuming the Merger occurred on April 1, 2006.
(4)	Represents an adjustment to historical interest expense assuming the Merger and the related indebtedness occurred on April 1, 2006. This pro forma adjustment was calculated using weighted average outstanding debt balances as well as the applicable weighted average interest rates in effect for the period.
(5)	Represents the income tax effect of the pro forma adjustments, calculated using the respective statutory tax rates, reduced by $3.1 million relating to non-deductible transaction costs and a $0.3 million adjustment relating to the valuation allowance for foreign tax credits.

Fiscal Year Ended March 31, 2009 Compared with the Fiscal Year Ended March 31, 2008

Net Sales

(in Millions)

	Year Ended
	March 31, 2009	March 31, 2008	Change	% Change
Power Transmission	$1,321.7	$1,342.3	$(20.6)	-1.5%
Water Management	560.3	511.2	49.1	9.6%

Consolidated	$1,882.0	$1,853.5	$28.5	1.5%

Power Transmission

Power Transmission net sales decreased by $20.6 million, or 1.5% from $1,342.3 million for the year ended March 31, 2008 to $1,321.7 million for the year ended March 31, 2009. Our prior year performance includes $20.3 million of net sales related to Rexnord SAS which was divested on March 28, 2008. In addition, foreign currency fluctuations adversely impacted net sales by approximately $4.9 million during fiscal 2009 as the U.S. dollar strengthened against the Euro, and other currencies compared to the prior year. Excluding the impact of foreign currencies and divestitures, year-over-year core net sales growth was $4.6 million, or 0.3%. This modest growth is largely attributable to strength in our Power Transmission end markets of mining, energy, cement and aerospace through the first half of fiscal 2009, which was substantially offset by the adverse impact the global macroeconomic downturn had on our net sales in the majority of our Power Transmission end markets in the second half of fiscal 2009.

Water Management

Water Management net sales increased by $49.1 million, or 9.6% from $511.2 million for the year ended March 31, 2008 to $560.3 million for the year ended March 31, 2009. Approximately $64.7 million of the year-over-year increase was due to the inclusion of the GA acquisition for all of fiscal 2009 compared to approximately 2 months in fiscal 2008. The Fontaine acquisition late in fiscal 2009 also accounted for $2.9 million of year-over-year increase. Foreign currency fluctuations adversely impacted sales by approximately $1.9 million during fiscal 2009 as the U.S. dollar strengthened against the Canadian dollar, and other currencies compared to the prior year. Excluding the impact of foreign currencies and acquisitions, year-over-year core net sales declined $16.6 million, or 3.2%. This contraction was primarily driven by the continued decline in the residential construction market throughout fiscal 2009, which was partially offset by year-over-year growth in our infrastructure and commercial construction end markets (growth in the first half of fiscal 2009 was partially offset by the decline in sales in the second half of fiscal 2009 due to the adverse impact of the economic downturn).

Income from Operations

(in Millions)

	Year Ended
	March 31, 2009 (1)	March 31, 2008	Change	% Change
Power Transmission	$15.6	$205.6	$(190.0)	-92.4%
% of net sales	1.2%	15.3%	-14.1%
Water Management	(212.8)	70.7	(283.5)	-401.0%
% of net sales	-38.0%	13.8%	-51.8%
Corporate	(9.8)	(17.3)	7.5	-43.4%

Consolidated	$(207.0)	$259.0	$(466.0)	-179.9%

% of net sales	-11.0%	14.0%	-25.0%

(1)	Includes $422.0 million of goodwill and other identifiable intangible asset impairment charges and $24.5 million of restructuring charges

Power Transmission

Power Transmission income from operations was $15.6 million, a decrease of $190.0 million from the year ended March 31, 2008. The year-over-year comparability was affected by a $149.0 million goodwill and intangible impairment charge and a $16.5 million restructuring charge recorded in fiscal 2009. Also affecting year-over-year comparability was an $11.2 million loss on divestiture related to the sale of Rexnord SAS and a $29.2 million gain related to the Canal Street facility accident, both which occurred in fiscal 2008. Excluding the previously mentioned items, year-over-year income from operations would have decreased $6.5 million, or 3.5%, and income from operations as a percent of net sales would have decreased 30 basis points from 14.0% in fiscal 2008 to 13.7% in fiscal 2009. This decrease was primarily driven by higher material costs and a reduction in cost structure leverage due to lower core net sales, partially offset by productivity gains and fiscal 2009 fourth quarter cost reduction actions.

Water Management

Water Management loss from operations for the year ended March 31, 2009 was $212.8 million compared to income from operations of $70.7 million for the year ended March 31, 2008. The results for fiscal 2009 include a $273.0 million goodwill and intangible impairment charge and a $7.8 million restructuring charge. Fiscal 2009 also includes $12.0 million of incremental income from operations related to the GA and Fontaine acquisitions. Excluding the impact of acquisitions, impairment and restructuring, income from operations would have decreased $14.7 million, or 20.8%, and income from operations as a percent of net sales would have decreased 240 basis points from 13.8% in fiscal 2008 to 11.4% in fiscal 2009. This year-over-year decrease is primarily attributable to an increase in year-over-year material costs, particularly during the first half of the fiscal year, investments made in the first half of fiscal 2009 to fund net sales growth initiatives and a reduction in cost structure leverage due to lower core net sales in the second half of fiscal 2009.

Corporate

Corporate expenses decreased by $7.5 million, or 43.4%, from $17.3 million for the year ended March 31, 2008 to $9.8 million for the year ended March 31, 2009. This year-over-year favorability is primarily driven by a substantial reduction in incentive compensation as well as wages and other related costs due to cost reduction actions taken in the fourth quarter of fiscal 2009.

Interest Expense, net. Interest expense, net was $178.4 million and $191.8 million in fiscal 2009 and fiscal 2008, respectively. This decrease is the result of reduced borrowing costs on our variable rate debt.

Other Expense, net. Other expense, net was $0.9 million and $5.3 million for fiscal 2009 and fiscal 2008, respectively. Fiscal 2009 other expense, net included $3.0 million of management fee expense, $0.8 million of losses on the sale of property, plant and equipment, $0.5 million of losses in nonconsolidated affiliates and $0.8 million of other expense offset by $2.4 million of foreign currency transaction gains and a $1.8 million CDSOA recovery. Fiscal 2008 other expense, net included $5.1 million of foreign currency transaction losses, $3.0 million management fee expense and $0.3 million of losses on the sale of property, plant and equipment offset by a $1.4 million of CDSOA recovery, $1.1 million of earnings in nonconsolidated affiliates and $0.6 million of other income.

Provision for Income Taxes. The income tax provision in fiscal 2009 was $8.0 million or an effective tax rate of (2.1%). The provision recorded differs from the statutory rate mainly due to the effect of approximately $304.8 million of nondeductible expenses recorded, as well as, a $42.5 million increase in the valuation allowance; both items relating to the impairment charges recorded in the third and fourth quarters of fiscal 2009 as a result of current economic conditions. The income tax provision in fiscal 2008 was $21.0 million or an effective tax rate of 33.9%. The provision recorded is lower than the statutory rate primarily as a result of the income tax benefit associated with the loss on divestiture. See Part II Item 8, Note 18 Income Taxes of the consolidated financial statements for more information on income taxes.

Net Income (Loss). The net loss recorded in fiscal 2009 was $394.3 million as compared to $40.9 million of net income in the prior year due to the factors described above.

Fiscal Year Ended March 31, 2008 Compared with the Period from April 1, 2006 through July 21, 2006, the Period from July 22, 2006 through March 31, 2007 and the Pro Forma Fiscal Year Ended March 31, 2007

Net Sales

(in Millions)

		Fiscal Year 2007
	Year ended March 31, 2008	Successor Period from July 22, 2006 through March 31, 2007	Predecessor Period from April 1, 2006 through July 21, 2006	Pro Forma Period from April 1, 2006 through March 31, 2007	Change	% Change
Power Transmission	$1,342.3	$852.0	$334.2	$1,186.2	$156.1	13.2%
Water Management	511.2	69.5	—	69.5	441.7	635.5%

Consolidated	$1,853.5	$921.5	$334.2	$1,255.7	$597.8	47.6%

Net Sales. Net sales were $1,853.5 million in fiscal 2008, $334.2 million for the period from April 1, 2006 through July 21, 2006 and $921.5 million for the period from July 22, 2006 through March 31, 2007. Pro forma fiscal 2007 sales were $1,255.7 million, which merely represents the combination of the above Predecessor and Successor periods, as no pro forma adjustments are required to reflect the impact of the Merger based upon an assumed consummation date of April 1, 2006. The year-over-year net sales growth of $597.8 million or 47.6%, over pro forma fiscal 2007 net sales of $1,255.7 million was primarily the result of both the Zurn acquisition as well as strong organic growth within the Power Transmission platform and our recovery from the Canal Street facility accident. The majority of the sales growth was driven by acquisitions (Zurn and GA), which accounts for $441.7 million of the year-over-year increase. Power Transmission net sales in fiscal 2008 also grew $156.1 million or 13.2% versus last fiscal year. The Power Transmission net sales growth was largely driven by strength in our industrial products end markets of mining, energy, aggregates, aerospace and cement as well as the recovery of our Canal Street facility. It is estimated that sales from our Canal Street facility were adversely impacted by approximately $4.5 million to $6.5 million in fiscal 2008 and by $37.0 million to $46.0 million in pro forma fiscal 2007 as a result of the explosion. Foreign currency fluctuations also favorably impacted Power Transmission net sales by approximately $40.0 million during fiscal 2008 as the Euro, and other currencies, strengthened against the U.S. dollar compared to the prior period.

		Fiscal Year 2007
	Year ended March 31, 2008	Successor Period from July 22, 2006 through March 31, 2007	Predecessor Period from April 1, 2006 through July 21, 2006	Pro Forma Period from April 1, 2006 through March 31, 2007	Change	% Change
Power Transmission	$205.6	$118.4	$33.2	$148.8	$56.8	38.2%
% of net sales	15.3%	13.9%	9.9%	12.5%	2.8%
Water Management	70.7	10.3	—	10.3	60.4	586.4%
% of net sales	13.8%	14.8%	n/a	14.8%	-1.0%
Corporate	(17.3)	(15.6)	(67.5)	(20.4)	3.1	-15.2%

Consolidated	$259.0	$113.1	$(34.3)	$138.7	$120.3	86.7%

% of net sales	14.0%	12.3%	-10.3%	11.0%	3.0%

Income (Loss) from Operations. Income (loss) from operations was $259.0 million in fiscal 2008, $(34.3) million for the period from April 1, 2006 through July 21, 2006 and $113.1 million for the period from July 22, 2006 through March 31, 2007. Fiscal 2008 income from operations grew $120.3 million, or 86.7%, compared to pro forma fiscal 2007 income from operations of $138.7 million. The majority of the increase is directly related to our acquisitions of Zurn and GA which accounted for $60.4 million of the year-over-year increase. On a pro forma basis, fiscal 2008 Power Transmission income from operations increased $56.8 million, or 38.2% compared to fiscal 2007. The comparability of Power Transmission operating results between periods is affected by an incremental $23.2 million gain recorded as a direct result of our Canal Street accident, partially offset by the aforementioned $11.2 million loss on the divestiture of Rexnord SAS. The remaining $44.8 million increase in Power Transmission income from operations was primarily attributable to higher net sales as discussed above. As a percent of net sales, consolidated income from operations (or operating margins), expanded 300 basis points to 14.0% in fiscal 2008 compared to our pro forma fiscal 2007 operating margin of 11.0%. Excluding the impact of the Canal Street accident and the loss on divestiture, operating margins would have increased 240 basis points as a result of additional cost reductions and productivity gains year-over-year.

Interest Expense, net. Interest expense, net was $191.8 million in fiscal 2008, $21.0 million for the period from April 1, 2006 through July 21, 2006 and $105.0 million for the period from July 22, 2006 through March 31, 2007. On a pro forma basis, fiscal 2007 interest expense, net was $147.1 million, which includes a $21.1 million adjustment to increase our full year interest expense assuming the Merger and the related indebtedness occurred on April 1, 2006. Compared to pro forma fiscal 2007, fiscal 2008 interest expense, net increased $44.7 million year-over-year. The majority of this increase is attributable to the incremental interest on the $669.3 million of debt issued in connection with the acquisition of Zurn on February 7, 2007 which was outstanding for the entirety of fiscal 2008.

Other (Expense) Income, net. Other (expense) income, net was ($5.3) million for fiscal 2008, ($0.4) million for the period from April 1, 2006 through July 21, 2006 and $5.7 million for the period from July 22, 2006 through March 31, 2007. Pro forma fiscal 2007 other income, net was $5.3 million and is the result of adding the above Predecessor and Successor time periods with no pro forma adjustments required as a result of an assumed Merger date of April 1, 2006. Fiscal 2008 other expense, net included $5.1 million of foreign currency transaction losses, $3.0 million management fee expense and $0.3 million of losses on the sale of property, plant and equipment offset by a $1.4 million of CDSOA recovery, $1.1 million of earnings in nonconsolidated affiliates and $0.6 million of other income. Other income, net for pro forma fiscal 2007 included $1.4 million of foreign currency transaction losses, $2.0 million of management fee expenses, and $0.1 million of other expenses offset by an $8.8 million CDSOA recovery.

Provision (Benefit) for Income Taxes. The income tax provision in fiscal 2008 was $21.0 million or an effective tax rate of 33.9%. The provision recorded is lower than the statutory rate primarily as a result of the income tax benefit associated with the loss on divestiture. During the periods from April 1, 2006 through July 21, 2006 and from July 22, 2006 through March 31, 2007, the income tax provision (benefit) was $(16.1) million and $10.9 million, respectively. On a pro forma basis, our fiscal 2007 income tax provision was $6.5 million or an effective tax rate of (209.7%). This amount includes a pro forma increase to our provision of $11.7 million representing the tax effect on $38.8 million of net pre-tax pro forma income adjustments impacting depreciation, amortization, transaction costs and interest expense assuming the Merger occurred on April 1, 2006. The $6.5 million income tax provision recorded with respect to the pro forma fiscal 2007 pre-tax loss of $3.1 million is primarily the result of an increase to the valuation allowance relating to foreign tax credits generated for which the realization of such receipts is not deemed more likely than not. See Part II Item 8, Note 18 Income Taxes of the consolidated financial statements for more information on income taxes.

Net Income (Loss). The net income recorded in fiscal 2008 was $40.9 million as compared to a pro forma net loss of $9.6 million in fiscal 2007 due to the factors described above. The $9.6 million net loss in pro forma fiscal 2007 was comprised of a $39.6 million net loss for the period from April 1, 2006 through July 21, 2006, $2.9 million of net income for the period from July 22, 2006 through March 31, 2007 as well as $27.1 million of pro forma net income adjustments to record the impact of the Merger assuming it was completed on April 1, 2006.

Liquidity and Capital Resources

Our primary source of liquidity is available cash and cash equivalents, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program. On September 15, 2008 and periodically thereafter, Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”), who have a 5% or $7.5 million credit commitment under our $150.0 million credit facility, filed for bankruptcy. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. Therefore, the availability under our $150.0 million revolving credit facility has been reduced by $7.5 million until such time as a replacement lender is found to cover this credit commitment.

As of March 31, 2009, we had $277.5 million of cash and approximately $96.2 million of additional borrowings available to us ($29.5 million of available borrowings under our revolving credit facility and $66.7 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of March 31, 2009, the available borrowings under our credit facility have been reduced by $82.7 million of outstanding borrowings and the aforementioned $7.5 million reduction due to Lehman’s inability to fund its commitment. In addition, $30.3 million of the credit facility was utilized in connection with outstanding letters of credit. As of March 31, 2009 the available borrowings under our accounts receivable securitization program have been reduced by $30.0 million of outstanding borrowings and by $3.3 million due to borrowing base limitations.

As of March 31, 2009 we had $2,140.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2009	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$765.5	$2.0	$763.5
Borrowings under revolving credit facility	82.7	—	82.7
Borrowings under accounts receivable securitization facility	30.0	—	30.0
9.50% Senior notes due 2014 (1)	802.2	—	802.2
8.875% Senior notes due 2016	150.0	—	150.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other (2)	9.8	6.1	3.7

Total Debt	$2,140.5	$8.1	$2,132.4

(1)	Includes an unamortized bond issue premium of $7.2 million at March 31, 2009.
(2)	$7.3 million of the other debt outstanding relates to Fontaine, which was acquired on February 27, 2009. See Note 3 of the consolidated financial statements for more information on the acquisition of Fontaine.

Indebtedness

In connection with the Merger on July 21, 2006, all borrowings under the Predecessor’s previous credit agreement and substantially all of the $225.0 million of its 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The Merger was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility, which matures in July 2013, and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility, which expires in July 2012).

On February 7, 2007, we completed our acquisition of the Zurn water management business. This acquisition was funded partially with debt financing of $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (which includes a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of incremental borrowings under our existing term loan credit facilities.

We have borrowed under certain secured credit facilities with a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility (consisting of two tranches) with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 with borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of March 31, 2009, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $195.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.00% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at March 31, 2009 was 4.52%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments there under will terminate, on July 20, 2012. On October 15, 2008 and on January 28, 2009, we submitted borrowing requests for $50.0 million and $37.0 million, respectively, from the revolving credit facility. The $50 million borrowing request was made to increase our cash position and to preserve financial flexibility in light of the current uncertainty in the capital credit markets. The $37.0 million borrowing request was made to make dividend payments to our indirect parent company, Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness Due 2013. On October 15, 2008 and January 28, 2009, we received $47.5 million and $35.2 million, respectively, from the administration agent. The difference between the requested amount and the net proceeds received is a result of Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”) inability to fulfill its obligation to fund its pro rata share of the borrowing request as required under its commitment to the facility. Due to Lehman’s inability to fulfill its obligation, the availability under the revolving credit facility has been reduced by 5% or $7.5 million (Lehman’s pro rata share of the facility) until such time as a replacement lender covers this credit commitment. In addition, $30.3 million and $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2009 and March 31, 2008, respectively. Outstanding borrowings under the revolving credit facility were $82.7 million as of March 31, 2009, which are classified as long-term in the consolidated balance sheet. The weighted average interest rate on the outstanding borrowings under the revolving credit facility at March 31, 2009 was 2.31%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments there under at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). The Company also must pay customary letter of credit and agency fees.

As of March 31, 2009, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $8.5 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. During the fiscal year ended March 31, 2009, we made four quarterly principal payments of $0.5 million at the end of each calendar quarter. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of the Company’s subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of March 31, 2009, the senior secured bank leverage ratio was 1.58 to 1.00.

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

Other Debt

At March 31, 2009 and March 31, 2008, various wholly-owned subsidiaries had additional debt of $9.8 million and $3.4 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations. Of the other debt outstanding at March 31, 2009, $7.3 million relates to our acquisition of Fontaine on February 27, 2009. See Part II Item 8, Note 3 Acquisitions and Divestitures of the consolidated financial statements for more information on the acquisition of Fontaine.

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

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus 1.35%, which at March 31, 2009 was 1.85%. Outstanding borrowings mature on September 26, 2012. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis.

On various dates throughout the fourth quarter of fiscal 2009, we borrowed a total of $30.0 million under the AR Securitization Program which was used to finance the Fontaine acquisition (see Part II Item 8, Note 3 Acquisitions and Divestitures of the consolidated financial statements) and to make dividend payments to the Company’s indirect parent company, Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness Due 2013.

At March 31, 2009, $30.0 million is currently outstanding under the Program and is classified as long term debt in the consolidated balance sheets. At March 31, 2009 our available borrowing capacity under the AR Securitization Program was $66.7 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of March 31, 2009, Rexnord Funding was in compliance with all applicable covenants and performance ratios.

Subsequent Event – Debt Exchange

On April 29, 2009, the Company and its indirect parent, Rexnord Holdings, Inc. finalized the results of a debt exchange offer to exchange (a) new 9.50% Senior Notes due 2014 (the “New Senior Notes”) for any and all of the Company’s 8.875% Senior Notes due 2016 (the “Old 2016 Notes”), (b) the New Senior Notes for any and all of Rexnord Holdings’ PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the Old 2016 Notes, the “Old Notes”), and (c) the New Senior Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the Credit Agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as Syndication Agent, and the lenders from time to time party thereto.

Upon settlement of the exchange offers, (i) approximately $71 million principal amount of Old 2016 Notes had been validly tendered and not withdrawn for exchange for New Senior Notes, (ii) approximately $235.7 million principal amount of Old Holdco Notes had been validly tendered and not withdrawn for exchange for New Senior Notes, and (iii) approximately $7.9 million principal amount of Holdco Loans had been validly surrendered and not withdrawn for exchange for New Senior Notes. Based on the principal amount of Old Notes and Holdco Loans validly tendered or surrendered, as applicable, and accepted, approximately $196.3 million aggregate principal amount of New Senior Notes were issued in exchange for such Old Notes and Holdco Loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet or nonconsolidated special-purpose entities.

Cash Flows

The following cash flows discussion is based upon pro forma information for fiscal 2007 that combines the amounts reported in the statement of cash flows for the Predecessor period from April 1, 2006 through July 21, 2006 and the Successor period from July 22, 2006 through March 31, 2007 as adjusted to reflect the pro forma effect of the Merger as if it had occurred on April 1, 2006. Our cash flow discussion is presented in this manner because we believe it enables a meaningful comparison of cash flows between fiscal years.

Net cash provided by operating activities in fiscal 2009 was $156.1 million compared to $232.8 million in fiscal 2008, representing a $76.7 million reduction year-over-year. Key items contributing to this year-over-year decrease include: (i) the absence of $34.4 million of insurance proceeds related to the Canal Street facility accident, (ii) a $27.6 million decrease in compensation and benefit cash flows and accruals, (iii) a $20.4 decrease in the receipt of customer advance payments (as a result of the timing/delivery of large projects), (iv) a $9.5 million increase in cash taxes and (v) a $18.4 million decrease in cash interest. The remaining use of cash year-over-year is primarily attributable to a $16.5 use of cash from working capital (accounts receivable, inventories and accounts payable) partially offset by the incremental cash flow generated on $28.5 million of additional net sales year-over-year. The trade working capital use of cash was primarily driven by a decrease in accounts payable due to the timing of vendor payments in the fourth quarter of fiscal 2009 compared to the comparable prior year period, which was partially offset by cash flow from receivables.

Net cash provided by (used for) operating activities was $(4.4) million for the period from April 1, 2006 through July 21, 2006 and $62.7 million for the period from July 22, 2006 through March 31, 2007. On a pro forma basis, fiscal 2007 cash provided by operations was $57.2 million which includes pro forma adjustments to eliminate seller-related transaction costs of $19.1 million offset by additional interest expense of $20.2 million ($21.1 million of additional pro forma interest expense less $0.9 million of non-cash deferred financing cost amortization). Net cash provided by our operating activities in fiscal 2008 was $232.8 million compared to $57.2 million in pro forma fiscal 2007. The majority of the $175.6 million increase in fiscal 2008 is due to the incremental cash flows generated as a result of the inclusion of Zurn for a full twelve months in fiscal 2008 (compared to 1.7 months in fiscal 2007) complemented by strong earnings growth from our Power Transmission platform and improved trade working capital management. Our continued focus on inventory reductions, in particular, generated an additional $39.5 million of cash year-over-year. Other noteworthy items contributing to the overall increase in cash flow from operations year-over-year include a $12.2 million increase in customer advances and the collection of $19.9 million of tax refunds and accrued interest from the IRS arising from a settlement of an audit of the former JBI for the fiscal years ended September 30, 1998 through 2002, which was partially offset by a $7.4 million reduction in year-over-year CDSOA recoveries.

Cash used for investing activities was $54.5 million in fiscal 2009 compared to $121.6 million in the fiscal 2008, which includes $67.1 million related to the acquisition of GA ($73.7 million acquisition costs less proceeds of $6.6 million related to the disposition of acquired short term investments). Current year investing activities include the acquisition of Fontaine on February 27, 2009 for $16.6 million, which was partially offset by $0.9 million of proceeds related to the termination of life insurance policies acquired in connection with the acquisition of GA. Excluding acquisition costs and the related disposition proceeds on short term investments and life insurance policies, cash flows from investing activities decreased $15.7 million in fiscal 2009 versus fiscal 2008, due to a reduction in capital expenditures, which is largely attributable to an $11.2 million reduction in capital expenditures year-over-year related to the rebuild of our Canal Street facility in fiscal 2008.

Net cash used for investing activities was $121.6 million in fiscal 2008, $15.7 million for the period from April 1, 2006 through July 21, 2006 and $1,925.5 million for the period from July 22, 2006 through March 31, 2007. Pro forma fiscal 2007 cash used for investing activities was $1,941.2 million. Fiscal 2008 cash used by investing activities decreased $1,819.6 million primarily as a result of reduced acquisition activity in fiscal 2008 of $1,830.7 million (the prior year acquisitions figure contained $1,018.4 million related to the Merger, $880.1 million paid for the Zurn acquisition and the $5.9 million paid for the Dalong acquisition compared to the fiscal 2008 acquisition of GA for $73.7 million). Other items impacting the year-over-year variance include $6.6 million of proceeds from the sale of short-term investments (acquired through the acquisition of GA) offset by a $2.5 million reduction in proceeds from dispositions of property, plant and equipment and incremental capital expenditures of $15.2 million (which includes $11.2 million attributable to the rebuild of the Canal Street facility, as previously discussed).

Cash provided by financing activities was $39.5 million in fiscal 2009 compared to a use of $28.0 million in fiscal 2008. The cash provided by financing activities in fiscal 2009 consisted of $112.7 million of borrowings ($82.7 million under our revolving credit facility and $30.0 million under our accounts receivable securitization facility) offset by $70.0 million of dividend payments made to our indirect parent, Rexnord Holdings (to retire a portion of its outstanding PIK Toggle Senior Indebtedness Due 2013), $2.0 million of debt repayments on our term loans and $1.2 million in repayments on other debt. Cash used for financing activities in fiscal 2008 consisted of payments of $27.4 million of debt repayments (which includes $20.0 million of pre-payments on our term loans) as well as the payment of $0.6 million of financing fees.

Net cash provided by financing activities in pro forma fiscal 2007 was $1,915.8 million (comprised of $8.2 million for the Predecessor period from April 1, 2006 through July 21, 2006 and $1,907.6 million for the Successor period from July 22, 2006 through March 31, 2007). Cash used for financing activities in fiscal 2008 decreased $1,943.8 million from pro forma fiscal 2007 primarily as a result of significantly reduced net borrowings and related financing fees associated with the Merger and the Zurn acquisition in pro forma fiscal 2007. As previously mentioned, financing activities in fiscal 2008 consisted of $27.4 million of debt repayments and the payment of $0.6 million of financing fees. Cash provided by financing activities in pro forma fiscal 2007 included: $721.8 million in capital contributions and the related issuance of $2,116.9 million of debt to facilitate both the Merger and the Zurn acquisition. Approximately $765.7 million of these proceeds were used to repay the outstanding debt as of the Merger Date. An additional $59.1 million of debt repayments were made subsequent to the Merger Date in fiscal 2007. During pro forma fiscal 2007, we also paid $75.0 million of financing fees and $23.1 million of bond tender premiums to complete the Merger and the acquisition of Zurn.

Tabular Disclosure of Contractual Obligations

See schedule below for a listing of our contractual obligations by period:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan B facilities	$765.5	$2.0	$4.0 $	759.5	$—
Borrowings under revolving credit facility	82.7	—	—	82.7	—
Borrowings under AR securitization facility	30.0	—	—	30.0	—
Senior subordinated notes due 2012	0.3	—	—	0.3	—
Senior notes due 2014 (1)	795.0	—	—	—	795.0
Senior notes due 2016	150.0	—	—	—	150.0
Senior subordinated notes due 2016	300.0	—	—	—	300.0
Other long-term debt	9.8	6.1	2.1	0.9	0.7
Interest on long-term debt obligations (2)	823.2	151.2	301.9	281.4	88.7
Purchase commitments	132.3	114.3	12.3	5.6	0.1
Operating lease obligations	58.4	15.0	22.6	10.4	10.4
Pension and post retirement plans (3)	106.1	9.5	28.5	68.1	na

Totals	$3,253.3	$298.1	$371.4	$1,238.9	$1,344.9

(1)	Excludes unamortized premium of $7.2 million received from the issuance of the 2014 notes.
(2)	Based on long-term debt obligations outstanding and interest rates on variable rate debt as of March 31, 2009.
(3)	Represents expected pension and post retirement contributions and benefit payments to be paid directly by the Company. Contributions and benefit payments beyond fiscal 2014 can not be reasonably estimated.

Our pension and postretirement benefit plans are discussed in detail in Part II Item 8, Note 17 Retirement Benefits of the consolidated financial statements. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees upon retirement. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other postretirement benefits for employees at certain foreign locations. See “Risk Factors—Our future required cash contributions to our pension plans may increase and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal period. The U.S. Dollar strengthened during fiscal 2009 relative to many foreign currencies. As of March 31, 2009, stockholders’ equity decreased by $26.7 million as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of March 31, 2009, the result would have decreased stockholders’ equity by an additional $12.2 million.

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

A substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2009, the Company’s outstanding borrowings under the senior secured credit facility were $848.2 million ($765.5 million of outstanding term loans and $82.7 million of borrowings outstanding on our revolving credit facility). The Company also had $30.0 million of outstanding borrowings under its accounts receivable securitization facility.

The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $195.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates: (i) 2.00% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at March 31, 2009 was 4.52%. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years.

Borrowings under the revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding borrowings under the Company’s revolving credit facility at March 31, 2009 was 2.31%.

Borrowings under the accounts receivable securitization facility accrue interest at a rate equal to LIBOR plus 1.35%. At March 31, 2009, the interest rate was 1.85%.

Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the swap and collar, a 100 basis point increase in the March 31, 2009 interest rates would increase interest expense under the senior secured credit facilities and account receivable securitization facility by approximately $5.5 million on an annual basis.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which addresses the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. Further discussion regarding the adoption of FIN 48 can be found in Part II Item 8, Note 18 Income Taxes of the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 on April 1, 2008; see Part II Item 8, Note 14 Fair Value Measurements of the consolidated financial statements for disclosures required under SFAS 157. The Company has also elected a partial deferral of SFAS 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires companies to recognize as a component of comprehensive income, net of tax, gains or losses that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87; measure the funded status of plans as of the date of the Company’s fiscal year end; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted the funding and disclosure requirements of SFAS 158 as of March 31, 2008. The measurement date provisions of SFAS 158 were adopted on April 1, 2008. Upon adoption of the measurement date provisions of SFAS 158, the Company recorded an increase to retained earnings of $2.1 million ($1.3 million, net of tax). Further discussion regarding the adoption of SFAS 158 can be found in Part II Item 8, Note 17 Retirement Benefits of the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is not applicable as the Company does not have any non-controlling interests.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company will adopt this statement on April 1, 2009. The impact of the adoption of SFAS 141(R) on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement. While SFAS 141(R) generally applies only to transactions that close after its effective date, the amendments to SFAS 109, Accounting for Income Taxes, and FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141R. The Company estimates that approximately $64.0 million and $36.8 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods would impact income tax expense instead of goodwill as a result of SFAS 141(R).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on December 28, 2009, the beginning of the Company’s fiscal 2009 fourth quarter. See Part II Item 8, Note 13 Derivative Financial Instruments of the consolidated financial statements for disclosures required under the provisions of SFAS 161.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information with respect to the Company’s market risk is contained under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements included in this Form 10-K include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Merger (collectively, “the Company”). The financial statements of RBS Global, Inc. and subsidiaries prior to the Merger (collectively, the “Predecessor”) are presented for comparative purposes.

Index to Financial Statements

RBS Global, Inc. and Subsidiaries

Consolidated Financial Statements

For the years ended March 31, 2009 and March 31, 2008

and the periods from July 22, 2006 through March 31, 2007

and April 1, 2006 through July 21, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RBS Global, Inc.

We have audited the accompanying consolidated balance sheets of RBS Global, Inc. and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2009 and 2008 and the period from July 22, 2006 to March 31, 2007, and of the Predecessor Company for the period from April 1, 2006 to July 21, 2006. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended March 31, 2009 and 2008 and the period from July 22, 2006 to March 31, 2007, and of the Predecessor Company for the period from April 1, 2006 to July 21, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 17 to the financial statements, the Company changed its methods of accounting for uncertainty in income taxes during the year ended March 31, 2008 and pension and other postretirement benefit plans during the year ended March 31, 2008 and as of April 1, 2008.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

May 21, 2009

RBS Global, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Millions, except share amounts)

	March 31, 2009	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$277.5	$141.9
Receivables, net	258.8	288.5
Inventories, net	327.1	370.3
Other current assets	29.0	35.0

Total current assets	892.4	835.7
Property, plant and equipment, net	413.5	443.3
Intangible assets, net	736.4	883.9
Goodwill	1,010.9	1,331.7
Insurance for asbestos claims	90.0	134.0
Pension assets	—	101.8
Other assets	61.6	74.8

Total assets	$3,204.8	$3,805.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$8.1	$2.9
Trade payables	134.6	178.6
Income taxes payable	3.7	4.8
Deferred income taxes	10.8	11.7
Compensation and benefits	62.1	71.3
Current portion of pension obligations	2.6	3.0
Current portion of postretirement benefit obligations	2.2	3.6
Interest payable	24.3	27.4
Other current liabilities	95.2	95.8

Total current liabilities	343.6	399.1

Long-term debt	2,132.4	2,021.6
Pension obligations	134.5	69.0
Postretirement benefit obligations	24.8	49.5
Deferred income taxes	263.6	318.2
Reserve for asbestos claims	90.0	134.0
Other liabilities	58.5	69.2

Total liabilities	3,047.4	3,060.6

Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid in capital	662.6	700.7
Retained (deficit) earnings	(374.2)	43.8
Accumulated other comprehensive loss	(131.1)	—

Total stockholders’ equity	157.4	744.6

Total liabilities and stockholders’ equity	$3,204.8	$3,805.2

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Millions)

				Predecessor
	Year Ended March 31, 2009	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
Net sales	$1,882.0	$1,853.5	$921.5	$334.2
Cost of sales	1,277.0	1,250.4	628.2	237.7

Gross profit	605.0	603.1	293.3	96.5
Selling, general and administrative expenses	316.6	312.2	159.3	63.1
Loss on divestiture	—	11.2	—	—
(Gain) on Canal Street facility accident, net	—	(29.2)	(6.0)	—
Intangible impairment charges	422.0	—	—	—
Transaction-related costs	—	—	—	62.7
Restructuring and other similar costs	24.5	—	—	—
Amortization of intangible assets	48.9	49.9	26.9	5.0

Income (loss) from operations	(207.0)	259.0	113.1	(34.3)
Non-operating income (expense):
Interest expense, net	(178.4)	(191.8)	(105.0)	(21.0)
Other income (expense), net	(0.9)	(5.3)	5.7	(0.4)

Income (loss) before income taxes	(386.3)	61.9	13.8	(55.7)
Provision (benefit) for income taxes	8.0	21.0	10.9	(16.1)

Net income (loss)	$(394.3)	$40.9	$2.9	$(39.6)

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Millions)

	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2006 (Predecessor)	$0.1	$363.4	$68.3	$9.3	$441.1
Comprehensive Loss:
Net loss	—	—	(39.6)	—	(39.6)
Foreign currency translation adjustments	—	—	—	3.1	3.1

Total comprehensive loss					(36.5)
Stock options exercised, including tax benefit	—	10.7	—	—	10.7

Balance at July 21, 2006 (Predecessor)	0.1	374.1	28.7	12.4	415.3
Acquisition of RBS Global, Inc.	(0.1)	(374.1)	(28.7)	(12.4)	(415.3)
Contribution of equity	0.1	682.3	—	—	682.4
Comprehensive Income:
Net income	—	—	2.9	—	2.9
Foreign currency translation adjustments	—	—	—	4.2	4.2
Unrealized loss on interest rate derivatives, net of $0.4 income tax benefit	—	—	—	(0.7)	(0.7)
Additional minimum pension liability, net of $0.1 income tax benefit	—	—	—	(0.2)	(0.2)

Total comprehensive income					6.2
Stock options exercised, including tax benefit	—	5.9	—	—	5.9
Stock-based compensation expense	—	5.1	—	—	5.1

Balance at March 31, 2007	0.1	693.3	2.9	3.3	699.6
Comprehensive Income:
Net income	—	—	40.9	—	40.9
Foreign currency translation adjustments	—	—	—	14.2	14.2
Unrealized loss on interest rate derivatives, net of $3.4 income tax benefit	—	—	—	(5.2)	(5.2)
Additional minimum pension liability, net of $0.2 income tax benefit	—	—	—	(0.4)	(0.4)

Total comprehensive income					49.5
Stock-based compensation expense	—	7.4	—	—	7.4
Adjustment to adopt SFAS No. 158, net of $8.2 income tax benefit	—	—	—	(11.9)	(11.9)

Balance at March 31, 2008	0.1	700.7	43.8	—	744.6
Comprehensive Loss:
Net loss	—	—	(394.3)	—	(394.3)
Foreign currency translation adjustments	—	—	—	(26.7)	(26.7)
Unrealized gain on interest rate derivatives, net of $1.5 income tax expense	—	—	—	2.4	2.4
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains (losses), net of $0.3 income tax benefit	—	—	—	(0.4)	(0.4)
Change in pension and other postretirement defined benefit plans, net of $64.4 income tax benefit	—	—	—	(106.4)	(106.4)

Total comprehensive loss					(525.4)
Stock-based compensation expense	—	6.9	—	—	6.9
Dividend payment to parent company	—	(45.0)	(25.0)	—	(70.0)
Impact of the adoption of the measurement date provisions of SFAS No. 158, net of $0.8 income tax expense	—	—	1.3	—	1.3

Balance at March 31, 2009	$0.1	$662.6	$(374.2)	$(131.1)	$157.4

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

				Predecessor
	Year Ended March 31, 2009	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
Operating activities
Net income (loss)	$(394.3)	$40.9	$2.9	$(39.6)
Adjustments to reconcile net income (loss) to cash provided by
(used for) operating activities:
Depreciation	60.7	54.2	36.1	14.0
Amortization of intangible assets	48.9	49.9	26.9	5.0
Intangible impairment charges (see Note 10)	422.0	—	—	—
Accretion of bond premium	(1.1)	(0.9)	—	—
Amortization of deferred financing costs	10.2	10.3	5.0	1.1
Deferred income taxes	(4.4)	(14.2)	12.4	(17.0)
Loss (gain) on dispositions of property, plant and equipment	0.8	0.3	1.3	(1.3)
Equity in loss (earnings) of unconsolidated affiliates	0.5	(1.1)	—	—
Non-cash restructuring charges (see Note 5)	5.8	—	—	—
Non-cash write-off of deferred financing fees	—	—	—	20.5
Non-cash loss on divestiture (see Note 3)	—	8.7	—	—
Other non-cash charges (credits)	1.0	(2.2)	3.2	—
Stock-based compensation expense	6.9	7.4	5.1	—
Changes in operating assets and liabilities:
Receivables	28.2	(12.1)	(20.0)	12.4
Inventories	38.4	37.1	15.7	(18.1)
Other assets	(9.3)	3.3	(0.6)	(1.3)
Accounts payable	(41.9)	16.2	23.9	(17.2)
Accrued transaction fees	—	—	(18.6)	18.6
Accruals and other	(16.3)	35.0	(30.6)	18.5

Cash provided by (used for) operating activities	156.1	232.8	62.7	(4.4)
Investing activities
Expenditures for property, plant and equipment	(39.1)	(54.9)	(28.0)	(11.7)
Proceeds from the surrender of life insurance policies	0.9	—	—	—
Proceeds from dispositions of property, plant and equipment	0.3	0.4	1.3	1.6
Proceeds from sale of short term investments	—	6.6	—	—
Acquisitions, net of cash acquired (see Note 3)	(16.6)	(73.7)	(1,898.8)	(5.6)

Cash used for investing activities	(54.5)	(121.6)	(1,925.5)	(15.7)
Financing activities
Proceeds from issuance of long-term debt	—	—	2,100.0	16.9
Proceeds from borrowings on revolving credit facility	82.7	—	—	—
Proceeds from borrowings on accounts receivable securitization facility	30.0	—	—	—
Repayments of long-term debt	(3.2)	(27.4)	(816.3)	(8.5)
Dividend payment to parent company	(70.0)	—	—	—
Payment of financing fees	—	(0.6)	(74.8)	(0.2)
Payment of tender premium	—	—	(23.1)	—
Capital contributions	—	—	721.8	—

Cash provided by (used for) financing activities	39.5	(28.0)	1,907.6	8.2
Effect of exchange rate changes on cash and cash equivalents	(5.5)	2.6	0.5	0.2

Increase (decrease) in cash and cash equivalents	135.6	85.8	45.3	(11.7)
Cash and cash equivalents at beginning of period	141.9	56.1	10.8	22.5

Cash and cash equivalents at end of period	$277.5	$141.9	$56.1	$10.8

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

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

The Company is a leading global, diversified, multi-platform industrial company comprised of two key segments, Power Transmission and Water Management. The Power Transmission platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components, and industrial chain and conveying equipment serving the industrial and aerospace markets. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products. The Water Management platform is a leading supplier of professional grade specification drainage, PEX piping, commercial brass and water and wastewater treatment and control products, serving the infrastructure, commercial and residential markets.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2009 presentation.

Revenue Recognition

Net sales are recorded upon transfer of title of product which occurs upon shipment to the customer. The Company estimates amounts due and records accruals for sales rebates to certain distributors at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31 2009 and 2008 and during the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006 was less than 1.2% of net sales. Other than a standard product warranty, there are no post-shipment obligations.

The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.

Compensated Absences

In the third quarter of fiscal 2007, the Company changed its domestic vacation policy for certain employees so that vacation pay is earned ratably throughout the year and must be used by calendar year-end. The accrual for compensated absences was reduced by $6.7 million in the quarter ended December 30, 2006, to eliminate vacation pay no longer required to be accrued or paid under the current policy.

Share Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS No. 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. See further discussion of the Company’s stock option plans in Note 16.

Receivables

Receivables are stated net of allowances for doubtful accounts of $9.1 million at March 31, 2009 and $8.9 million at March 31, 2008. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 75% of the Company’s total inventories as of March 31, 2009 and 76% of the Company’s total inventories as of March 31, 2008 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangible Assets

Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network), patents and non-compete intangibles. The customer relationships, patents and non-compete intangibles are being amortized using the straight-line method over their estimated useful lives of 3 to 15 years, 2 to 20 years and 2 years respectively. Goodwill, trademarks and tradenames have indefinite lives and are not amortized but are tested annually for impairment using a discounted cash flow analysis.

Deferred Financing Costs

Other assets at March 31, 2009 and March 31, 2008, include deferred financing costs of $52.1 million and $62.3 million, respectively, net of accumulated amortization of $25.6 million and $15.4 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt.

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

Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

				Predecessor
	Year Ended March 31, 2009	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
Balance at beginning of period	$6.8	$4.2	$3.1	$2.7
Acquired obligations	—	0.1	1.1	0.3
Charged to operations	7.3	5.1	0.7	0.4
Claims settled	(6.9)	(2.6)	(0.7)	(0.3)

Balance at end of period	$7.2	$6.8	$4.2	$3.1

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income taxes are provided for future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other applicable carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be actually paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of continuing operations in the period that includes the date of enactment.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there is inherent uncertainty in quantifying the ultimate tax outcome of all of the numerous transactions and required calculations relating to the Company’s tax positions. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). An unrecognized tax benefit represents the difference between the recognition of benefits related to uncertain tax positions for income tax reporting purposes and financial reporting purposes. The Company has established a reserve for interest and penalties, as applicable, for uncertain tax positions and is recorded as a component of the overall income tax provision.

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

See Note 18 for more information on income taxes.

Accumulated Other Comprehensive Income (Loss)

At March 31, 2009, accumulated other comprehensive loss consisted of $(8.3) million of foreign currency translation adjustments, $(3.5) million of unrealized losses on derivative contracts, net of tax and $(119.3) million of unrecognized actuarial losses and unrecognized prior services costs, net of tax. At March 31, 2008, accumulated other comprehensive loss consisted of $18.4 million of foreign currency translation adjustments, $(5.9) million of unrealized losses on derivative contracts, net of tax and $(12.5) million of unrecognized actuarial losses and unrecognized prior services costs, net of tax.

Derivative Financial Instruments

The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward exchange contracts and interest rate swap and collar contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes.

The Company accounts for derivative instruments based on SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. Fair value is defined under SFAS No. 157, Fair Value Measurements (“SFAS 157”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See more information as it relates to the adoption of SFAS 157 and applying fair value to derivative instruments at Note 14. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. If the derivative instrument is designated and qualifies as an effective hedging instrument under SFAS 133, the changes in the fair value of the effective portion of the instrument are recognized in other comprehensive income whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating income/(expense). See Note 13 for further information regarding the classification and accounting for the Company’s derivative financial instruments.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and losses are included in other non-operating income (expense) in the consolidated statements of operations and totaled $2.4 million, $(5.1) million, $(0.3) million and $(1.1) million for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006, respectively.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $10.4 million, $9.9 million, $4.8 million and $1.4 million for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $8.4 million, $8.5 million, $4.9 million and $1.9 million for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts, interest rate swap/collar agreements and trade accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial Instrument Counter Parties

The Company is exposed to credit losses in the event of non-performance by counter parties to its financial instruments. The Company anticipates, however, that counter parties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments, foreign currency forward contracts and its interest rate swap/collar agreements with various high-quality financial institutions. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit-worthiness of each of its counter parties.

Significant Customers

The Company has a customer, Motion Industries Inc. (an industrial distributor), that accounted for 7.7%, 8.1%, 10.4% and 11.4% of consolidated net sales for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006, respectively. Receivables related to this industrial distributor at March 31, 2009 and 2008 were $10.8 million and $11.9 million, respectively.

Fair Value of Non-Derivative Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2009 and 2008 due to the short-term nature of those instruments. The fair value of long-term debt as of March 31, 2009 and 2008 was approximately $1,689.6 million and $1,841.0 million, respectively, based on quoted market prices for the same issues.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which addresses the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. Further discussion regarding the adoption of FIN 48 can be found in Note 18.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of

April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 on April 1, 2008; see Note 14 to the consolidated financial statements for disclosures required under SFAS 157. The Company has also elected a partial deferral of SFAS 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires companies to recognize as a component of comprehensive income, net of tax, gains or losses that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87; measure the funded status of plans as of the date of the Company’s fiscal year end; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted the funding and disclosure requirements of SFAS 158 as of March 31, 2008. The measurement date provisions of SFAS 158 were adopted on April 1, 2008. Upon adoption of the measurement date provisions of SFAS 158, the Company recorded an increase to retained earnings of $2.1 million ($1.3 million, net of tax). Further discussion regarding the adoption of SFAS 158 can be found in Note 17.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 became effective for the Company as of April 1, 2008; however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is not applicable as the Company does not have any non-controlling interests.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company will adopt this statement on April 1, 2009. The impact of the adoption of SFAS 141(R) on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement. While SFAS 141(R) generally applies only to transactions that close after its effective date, the amendments to SFAS 109 and FIN 48 are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141(R). The Company estimates that approximately $64.0 million and $36.8 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods would impact income tax expense instead of goodwill as a result of SFAS 141(R).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on December 28, 2008, the beginning of the Company’s fiscal 2009 fourth quarter. See Note 13 for disclosures required under the provisions of SFAS 161.

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

3. Acquisitions and Divestiture

The Fontaine Acquisition

On February 27, 2009, the Company acquired the stock of Fontaine-Alliance Inc. and affiliates (“Fontaine”) for a total purchase price of $24.2 million ($30.3 million Canadian dollars (“CAD”)), net of $0.6 million ($0.7 million CAD) of cash acquired. Of the total purchase price of $24.2 million, the Company paid $16.6 million in cash and assumed $7.6 million of debt. The purchase price was financed through borrowings on the Company’s accounts receivable securitization facility. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. The Company is still in the process of evaluating the initial purchase price allocations of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required as additional information relative to the fair values of the assets and liabilities of the acquired business become known. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition.

The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of Fontaine at the date of acquisition (in millions):

Cash	$0.6
Receivables	8.6
Inventories	6.3
Other current assets	0.6
Property, plant and equipment	5.3
Intangible assets	4.1
Goodwill	5.3

Total assets acquired	30.8
Accounts payable	(2.3)
Accrued liabilities	(1.4)
Deferred taxes	(2.3)
Debt	(7.6)

Net assets acquired	$17.2

The $4.1 million of acquired intangible assets consist primarily of $3.8 million of trademarks, $0.2 million of customer relationships and $0.1 of non-compete intangibles. The acquired customer relationships and non-compete intangibles are being amortized over their estimated useful lives of 3 years and 2 years, respectively. The acquired intangibles have a weighted average amortization period of 2.8 years. The acquired trademarks have an indefinite life and are not being amortized but are tested annually for impairment. Goodwill is not expected to be deductible for income tax purposes. The Company’s results of operations include Fontaine from February 28, 2009 through March 31, 2009.

The Sale of Rexnord SAS

On March 28, 2008, the Company sold a French subsidiary, Rexnord SAS, to members of that company’s local management team for €1 (one Euro). Rexnord SAS was a wholly owned subsidiary located in Raon, France with approximately 140 employees. This entity occupied a 217,000 square foot manufacturing facility that supported portions of the Company’s European Power Transmission business. In connection with the sale, the Company recorded a pretax loss on divestiture of approximately $11.2 million (including transaction costs), which was recognized in the Company’s fourth quarter of the year ended March 31, 2008. This loss includes Rexnord SAS’s cash on hand of $2.5 million at March 28, 2008, that pursuant to the agreement was included with the net assets divested. Also as part of the transaction, the Company signed a supplemental commercial agreement defining the prospective commercial relationship between the Company and the divested entity (“PTP Industry”). Through this agreement, the Company will retain its direct access to key regional distributors and in return has agreed to purchase from PTP Industry certain locally manufactured coupling product lines and components to serve its local customer base.

The GA Acquisition

On January 31, 2008, the Company utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded the Company’s Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries, Inc. and Rodney Hunt Company, Inc. GA Industries, Inc. is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary at the time of closing, is a leader in the design and manufacturer of sluice/slide gates, butterfly valves and other specialized products for municipal, industrial and hydropower applications. Approximately $0.8 million of goodwill adjustments were made to the original purchase price allocation during the year ended March 31, 2009 to refine preliminary estimates used within the fair value calculations of the assets acquired and liabilities assumed.

The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of GA at the date of acquisition (in millions):

Cash	$3.2
Securities	6.7
Receivables	15.8
Inventories	19.5
Other current assets	1.3
Property, plant and equipment	17.2
Intangible assets	19.4
Goodwill	24.0

Total assets acquired	107.1
Accounts payable	(2.6)
Accrued liabilities	(6.8)
Deferred taxes	(15.3)
Debt	(5.5)

Net assets acquired	$76.9

Approximately $6.6 million of the short-term investments were sold prior to March 31, 2008. These short-term investments consisted primarily of common stocks and other marketable securities. The $19.4 million of acquired intangible assets consist of $10.6 million of tradenames, $8.4 million of customer relationships and a patent of $0.4 million. The acquired customer relationships and patent are being amortized over their estimated useful lives (9 - 12 years for customer relationships and 16 years for the patent). The acquired intangibles have a weighted average amortization period of 10.8 years (10.7 years for customer relationships and 16.0 years for the acquired patent). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. Goodwill is not deductible for income tax purposes. The Company’s results of operations include GA subsequent to January 31, 2008.

The Zurn Acquisition

On October 11, 2006, Jacuzzi Brands, Inc. (“Jacuzzi”), an unaffiliated company, entered into an agreement and plan of merger with Jupiter Acquisition, LLC (“Jupiter”), an affiliate of Apollo. Upon consummation of that merger, on February 7, 2007, Jacuzzi became a wholly-owned subsidiary of Jupiter and was therefore beneficially owned by affiliates of Apollo. Also on October 11, 2006, the Company entered into an agreement with Jupiter, to acquire the water management business (“Zurn”) of Jacuzzi Brands, Inc. Upon the consummation of the Jacuzzi merger with Jupiter, Apollo caused Jacuzzi to sell the assets of its bath business to Bath Acquisition Corp., an affiliate of Apollo, leaving Zurn as Jacuzzi’s sole business operation. Subsequently, on February 7, 2007, the Company acquired the common stock of Jacuzzi, and therefore, Zurn, from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs and additional deferred financing fees. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (including a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities. The transaction was approved both by the stockholders of the Company, as required by Delaware law in the case of an affiliate transaction of this type, and unanimously by the Company’s board of directors, including those who were not affiliated with Apollo. In each case the stockholders and the unaffiliated directors assessed the transaction and the purchase price to be paid for Jacuzzi from the perspective of what was in the best interests of the Company and all of its stockholders, when taking into account the benefits they expected the Company to realize from the transaction. Further, upon completion of their review of the transaction, the board of directors made the determination that the acquisition of Jacuzzi was made on terms not materially less favorable to the Company than those that could have been obtained in a comparable transaction between the Company and an unrelated person, as required by the indentures governing the debt securities of the Company. This acquisition created a new strategic water management platform for the Company which broadened the Company’s product portfolio and expanded the Company’s end markets.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of Zurn at the date of acquisition (in millions):

Cash	$55.9
Receivables	61.3
Inventories	170.9
Other current assets	2.8
Property, plant and equipment	46.0
Intangible assets	404.2
Goodwill	355.1
Other assets	256.4

Total assets acquired	1,352.6
Accounts payable	(24.0)
Accrued liabilities	(227.3)
Deferred taxes	(167.5)

Net assets acquired	$933.8

The $404.2 million of acquired intangible assets consisted of $124.4 million of tradenames, $250.8 million of customer relationships and $29.0 million of patents. The acquired customer relationships and patents are being amortized over their estimated useful lives (15 years for customer relationships and 5 to 20 years for patents). The acquired intangibles have a weighted average amortization period of 14.4 years (15 years for customer relationships and 9.6 years for patents). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. The purchase price of this acquisition exceeded the fair value of identifiable tangible and intangible assets, which created goodwill. The goodwill reflects the expectation that the acquisition of Zurn will provide increased earnings to the Company and a strategic platform from which the combined entity can actively pursue growth opportunities, both domestically and internationally. Most of the acquired goodwill is not expected to be deductible for income tax purposes.

The income approach was used to value the significant intangible assets acquired in the Zurn acquisition. The income approach is a valuation technique that capitalizes the anticipated income stream from the intangible assets. This approach is predicated on developing either a cash flow or income projections, over the useful lives of the assets, which are then discounted for risk and time value. Below is a discussion of certain methodologies and assumptions used to value each significant class of intangible assets acquired in the Zurn acquisition.

Tradenames

Discounted cash flow calculations for tradenames utilize a relief from royalty concept which utilizes three principal assumptions (sales forecasts for the specific tradename, a royalty rate and a discount or required rate of return) to derive the value of the Company’s individual trade names.

Patents

Discounted cash flow calculations for patents utilize the following significant assumptions: future forecasts of revenues for each product that the patent is associated with, a royalty rate, a discount rate and the expected life of the individual patent.

Customer Relationships

Discounted cash flow calculations for customer relationships use an excess earnings approach to value customer relationships. This approach develops a cash flow stream based on the revenues attributed to Zurn’s existing customer list assuming a future growth rate and reduced to account for attrition due to the loss of customers. The estimated life is estimated to be 15 years based upon the customer base and historical customer relationships.

The Company’s results of operations for the period from July 22, 2006 through March 31, 2007 only include Zurn for the period from February 8, 2007 through March 31, 2007.

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company adjusted its initial purchase price allocation subsequent to the Zurn acquisition. A summary of the Company’s goodwill adjustments to the initial Zurn purchase price allocation are as follows (in millions):

Goodwill balance per purchase price allocation at acquisition	$342.5
Total cumulative adjustments to original purchase price allocation	12.6

Goodwill balance per purchase price allocation at March 31, 2009 (1)	$355.1

(1)	– The goodwill balance does not include the goodwill impairment charge incurred during the year ended March 31, 2009 as discussed in Note 10.

Approximately $12.6 million of cumulative goodwill adjustments were made to the original purchase price allocation to refine preliminary estimates used within the fair value calculations of the assets acquired and liabilities assumed. The largest components of the increase include adjustments to decrease the fair value of trademarks, record an income tax refund receivable, increase the fair value of customer relationships and to record the tax effect on all taxable adjustments.

The Apollo Transaction and Related Financing

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

The Merger has been accounted for using the purchase method of accounting and, accordingly, resulted in a new basis of accounting for the Company. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values resulting in $943.7 million of goodwill, most of which is not expected to be deductible for income tax purposes. The primary reasons for the Apollo acquisition and the acquired goodwill relate to the expectation that the Company has the ability to grow sales and earnings through existing operations and actively pursue growth opportunities both domestically and internationally.

The following table summarizes the estimated fair values of the Company’s assets and assumed liabilities at the date of acquisition (in millions):

Cash	$11.3
Receivables	161.3
Inventories	233.5
Other current assets	23.3
Property, plant and equipment	380.2
Intangible assets	537.1
Goodwill	943.7
Other assets	57.5

Total assets acquired	2,347.9
Accounts payable	(110.7)
Accrued liabilities	(245.3)
Deferred taxes	(157.5)
Debt	(1,435.7)

Net assets acquired	$398.7

The $398.7 million of net assets acquired consists of Apollo’s $438.0 million cash contribution and $3.8 million of carryover basis in rollover stock, net of a $43.1 million deemed cash dividend to the selling shareholders that was required to be recognized by Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions, due to the increased leverage of the Company.

The $537.1 million of acquired intangible assets consisted of $242.2 million of tradenames, $269.4 million of customer relationships, $21.0 million of patents, $0.6 million of acquired software and a $3.9 million covenant not to compete. The acquired customer relationships, patents, software, and covenant not to compete are being amortized over their useful lives (10 years for customer relationships, 2 to 14 years for patents, one year for software and 0.4 years for the covenant not to compete). The acquired intangibles have a weighted average amortization period of 9.9 years (10 years for customer relationships, 11.3 years for patents, one year for software and 0.4 years for the covenant not to compete). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment.

The income approach was used to value the significant intangible assets acquired in the Apollo acquisition. The income approach is a valuation technique that capitalizes the anticipated income stream from the intangible assets. This approach is predicated on developing either a cash flow or income projections, over the useful lives of the assets, which are then discounted for risk and time value. Below is a discussion of certain methodologies and assumptions used to value each significant class of intangible asset acquired in the Apollo acquisition.

Tradenames

Discounted cash flow calculations for tradenames utilize a relief from royalty concept which utilizes three principal assumptions (sales forecasts for the specific tradename, a royalty rate, and a discount or required rate of return) to derive the value of the Company’s individual trade names.

Patents

Discounted cash flow calculations for patents utilize the following significant assumptions: future forecasts of revenues for each product that the patent is associated with, a royalty rate, a discount rate and an expected life of the individual patent.

Customer Relationships

Discounted cash flow calculations for customer relationships use an excess earnings approach to value customer relationships. This approach develops a cash flow stream based on the revenues attributed to the existing customer list for Rexnord’s operating divisions assuming a future growth rate and reduced to account for attrition due to the loss of customers. The estimated life is estimated to be 10 years based upon the customer base and historical customer relationships.

In accordance with SFAS 141, the Company adjusted its initial purchase price allocation subsequent to the Apollo acquisition. A summary of the Company’s goodwill adjustments to the initial Apollo purchase price allocation are as follows (in millions):

Goodwill balance per purchase price allocation at acquisition	$984.5
Total cumulative adjustments to original purchase price allocation	(40.8)

Goodwill balance per purchase price allocation at March 31, 2009 (1)	$943.7

(1)	The goodwill balance does not include the goodwill impairment charge incurred during the year ended March 31, 2009 as discussed in Note 10.

Approximately $40.8 million of cumulative goodwill adjustments were made to the original purchase price allocation to refine preliminary estimates used within the fair value calculations of the assets acquired and liabilities assumed. The largest components of the decrease include adjustments to increase the fair value of customer relationships and property, plant and equipment, offset by a decrease in the fair value of trademarks and the deferred tax effect on all taxable adjustments.

Acquisition of Dalong Chain Company

On July 11, 2006, the Company acquired Dalong Chain Company (“Dalong”) located in China for $5.9 million, net of $0.4 million of cash acquired, plus the assumption of certain liabilities. The acquisition was financed primarily with on-hand cash and was accounted for using the purchase method of accounting. This acquisition did not have a material impact on the Company’s consolidated results of operations for all periods presented.

4. Canal Street Facility Accident

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. The accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident. As of the end of the second quarter of fiscal 2008, production at the Canal Street facility had returned to pre-accident levels. Throughout the year ended March 31, 2008, approximately $11.2 million of capital expenditures were made in connection with the reconstruction of the facility. The reconstruction efforts were substantially complete as of March 31, 2008.

The Company finalized its accounting for this event during the year ended March 31, 2008. As a result, there was no activity related to the Canal Street facility accident during the year ended March 31, 2009. For the year ended March 31, 2008, the period from December 6, 2006 through March 31, 2007 and the accident activity period from December 6, 2006 through March 31, 2008, the Company recorded the following (gains)/losses related to this incident (in millions):

	Year Ended March 31, 2008	Period from December 6, 2006 through March 31, 2007	Period from December 6, 2006 through March 31, 2008
Insurance deductibles	$—	$1.0	$1.0
Clean-up and restoration expenses	5.0	18.3	23.3
Professional services	(0.1)	1.8	1.7
Non-cash impairments
Inventories	0.3	7.1	7.4
Property, plant and equipment, net	—	2.6	2.6
Other	—	0.2	0.2
Less property insurance recoveries	(23.4)	(27.0)	(50.4)

Subtotal prior to business interruption insurance recoveries	(18.2)	4.0	(14.2)
Less business interruption insurance recoveries	(11.0)	(10.0)	(21.0)

(Gain) on Canal Street facility accident, net	$(29.2)	$(6.0)	$(35.2)

Summary of total insurance recoveries:
Total property and business interruption insurance recoveries	$34.4	$37.0	$71.4

The Company recognized a net gain of $35.2 million related to the Canal Street facility accident from the date of the accident (December 6, 2006) through March 31, 2008. $14.2 million of the net gain represents the excess property insurance recoveries (at replacement value) over the write-off of tangible assets (at net book value) and other direct expenses related to the accident. The remaining $21.0 million gain is comprised of business interruption insurance recoveries.

For the period from December 6, 2006 (the date of loss) through March 31, 2008 (the date on which the Company settled its property and business interruption claims with its insurance carrier), the Company has recorded recoveries from its insurance carrier totaling $71.4 million, of which $50.4 million has been allocated to recoveries attributable to property loss and $21.0 million of which has been allocated to recoveries attributable to business interruption loss. Of these recoveries, $34.4 million was recorded during the year ended March 31, 2008 ($23.4 million allocated to property and $11.0 million allocated to business interruption). On December 5, 2007, the Company finalized its property and business interruption claims with its property insurance carrier. Beyond the settlement reached on December 5, 2007, no additional insurance proceeds related to such property and business interruption coverage are expected in future periods. As of March 31, 2008, the Company had accrued for all costs related to the Canal Street facility accident that were probable and could be reasonably estimated. The Company did not incur any losses during the year ended March 31, 2009 and does not expect to incur significant losses in future periods. As of March 31, 2009, the Company and its casualty insurance carrier continue to manage ongoing general liability and workers compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred.

5. Restructuring and Other Similar Costs

During the third and fourth quarter of the fiscal year ended March 31, 2009, the Company executed certain restructuring actions to reduce operating costs and improve profitability. The restructuring actions primarily resulted in workforce reductions, asset impairments and lease termination and other facility rationalization costs. The restructuring costs incurred amounted to $24.5 million during the year ended March 31, 2009. As a result of the workforce reductions the Company reduced its employee base by approximately 1,300 employees, or a 18% reduction from the Company’s September 27, 2008 employee base.

The following table summarizes the Company’s restructuring costs during the year ended March 31, 2009 by classification and by reportable segment (in millions):

	Power Transmission	Water Management	Corporate	Consolidated
Restructuring and other similar costs
Severance costs	$16.0	$1.9	$0.2	$18.1
Fixed asset impairments (1)	—	3.3	—	3.3
Inventory impairments (1)	—	2.5	—	2.5
Lease termination and other costs	0.5	0.1	—	0.6

Total restructuring and other similar costs	$16.5	$7.8	$0.2	$24.5

(1)	The total fixed asset and inventory impairment charges incurred during the year of $5.8 million are non-cash charges and relate to the decision to exit a distribution channel and outsource the manufacturing of the remaining PEX plumbing line at the Company’s Commerce, Texas facility. The fixed asset impairment consists of a write-down of the Company’s building and manufacturing equipment to fair market value. Fair market value was determined based upon the estimated market value of the building and the liquidation value of the personal property assets. The inventory impairment consists of a write-down of the Company’s inventory to net realizable value. The Company’s current intention is to begin to market the Commerce, Texas facility beginning in fiscal 2010 after manufacturing activities have ceased.

The following table summarizes the activity in the Company’s restructuring reserve for the fiscal year ended March 31, 2009 (in millions):

	Severance Costs	Fixed Asset Impairments	Inventory Impairments	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2008	$—	$—	$—	$—	$—
Charges	18.1	3.3	2.5	0.6	24.5
Cash payments	(5.7)	—	—	—	(5.7)
Non-cash asset impairments	—	(3.3)	(2.5)	—	(5.8)
Currency translation adjustment	0.2	—	—	—	0.2

Restructuring reserve, March 31, 2009 (2)	$12.6	$—	$—	$0.6	$13.2

(2)	The restructuring reserve is included in other current liabilities on the consolidated balance sheets.

The remaining accrued severance costs will be paid during fiscal 2010.

Although the Company’s restructuring actions are substantially complete, if the macroeconomic environment continues to soften, the Company will continue to proactively take action to further reduce its cost structure. It is anticipated that future actions would likely consist of workforce reductions and facility rationalization initiatives.

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

7. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has seven anti-dumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received $1.8 million, $1.4 million and $8.8 million, its pro rata share of the total CDSOA distribution, during the years ended March 31, 2009 and 2008 and the period from July 22, 2006 through March 31, 2007, respectively, which is included in other non-operating income (expense), net on the consolidated statement of operations.

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

8. Inventories

The major classes of inventories are summarized as follows (in millions):

	March 31,
	2009	2008
Finished goods	$208.6	$228.3
Work in process	54.8	63.2
Raw materials	41.8	49.5

Inventories at FIFO cost	305.2	341.0
Adjustment to state inventories at LIFO cost	21.9	29.3

	$327.1	$370.3

In connection with the Merger as well as the Zurn, GA and Fontaine acquisitions, the Company was required to adjust its inventories to fair value. These fair value or purchase accounting adjustments increased inventories by $19.6 million as of the Merger Date and $26.8 million as of the date of the Zurn acquisition for a total of $46.4 million. The fair value adjustments recorded in connection with the GA and Fontaine acquisitions were not significant. On a FIFO basis, approximately $27.4 million of the above fair value adjustments were expensed in the period from July 22, 2006 through March 31, 2007 and the final $19.0 million was expensed in the three months ended June 30, 2007 through cost of sales on the consolidated statement of operations as the corresponding inventory was sold. However, since the majority of the Company’s inventories are valued on the LIFO method (see Note 2), a substantial portion of these fair value adjustments have been reversed through the application of the Company’s LIFO calculations, resulting in an increase to the LIFO carrying value of this inventory and a corresponding reduction in cost of sales.

9. Property, Plant & Equipment

Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2009	2008
Land	$36.3	$35.6
Buildings and improvements	156.5	145.3
Machinery and equipment	299.8	296.6
Hardware and software	35.7	21.2
Construction in progress	8.1	32.6

	536.4	531.3
Less accumulated depreciation	(122.9)	(88.0)

	$413.5	$443.3

10. Goodwill and Intangible Assets

During the year ended March 31, 2009, the Company recorded non-cash pre-tax impairment charges associated with goodwill and identifiable intangible assets of $422.0 million, of which $319.3 million relates to goodwill impairment and $102.7 million relates to other identifiable intangible asset impairments. These charges were measured and recognized following the guidance in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), which require that the carrying value of goodwill and identifiable intangible assets be tested for impairment annually or whenever circumstances indicate that impairment may exist. The impairment charges recorded have been precipitated by the macroeconomic factors impacting the global credit markets as well as slower industry business conditions which have contributed to deterioration in the Company’s projected sales, operating profits and cash flows.

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

As a result of the continued softening in the macroeconomic environment, during the fourth quarter of fiscal 2009 the Company revised its projected sales, operating profits and cash flows from previous projections that the Company used in its third quarter impairment tests. As a result of these revisions, the Company recorded an additional pre-tax impairment charge of $19.5 million related to the Company’s trademarks and tradenames in the fourth quarter of fiscal 2009. The reduction in trademarks and tradenames of $19.5 million represents approximately 6.3% of the total trademarks and tradenames balance that existed at December 27, 2008.

Although the impairment charges represent management’s best estimate, the estimates and assumptions made in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.

The changes in the net carrying amount of goodwill and identifiable intangible assets for the year ended March 31, 2009, by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Power Transmission
Net carrying amount as of March 31, 2008	$948.5	$242.2	$223.9	$17.4	$—	$483.5
Impairment charges	(93.4)	(50.3)	—	(5.3)	—	(55.6)
Amortization	—	—	(26.9)	(1.8)	—	(28.7)
Adjustment to initial purchase price allocation (1)	(2.8)	—	—	—	—	—

Net carrying amount as of March 31, 2009	$852.3	$191.9	$197.0	$10.3	$—	$399.2

Water Management
Net carrying amount as of March 31, 2008	$383.2	$135.0	$239.6	$25.8	$—	400.4
Impairment charges	(225.9)	(38.1)	—	(9.0)	—	(47.1)
Amortization	—	—	(17.5)	(2.7)	—	(20.2)
Fontaine acquisition (2)	5.3	3.8	0.2	—	0.1	4.1
Adjustment to initial purchase price allocation (3)	(4.2)	—	—	—	—	—
Currency translation adjustment	0.2	—	—	—	—	—

Net carrying amount as of March 31, 2009	$158.6	$100.7	$222.3	$14.1	$0.1	$337.2

Consolidated
Net carrying amount as of March 31, 2008	$1,331.7	$377.2	$463.5	$43.2	$—	$883.9
Impairment charges	(319.3)	(88.4)	—	(14.3)	—	(102.7)
Amortization	—	—	(44.4)	(4.5)	—	(48.9)
Fontaine acquisition	5.3	3.8	0.2	—	0.1	4.1
Adjustment to initial purchase price allocation	(7.0)	—	—	—	—	—
Currency translation adjustment	0.2	—	—	—	—	—

Net carrying amount as of March 31, 2009	$1,010.9	$292.6	$419.3	$24.4	$0.1	$736.4

(1)	Represents adjustments to the Company’s initial purchase price allocation related to the Apollo acquisition. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company subsequently adjusted its goodwill to record pre-acquisition income tax positions.
(2)	Represents the goodwill and intangible assets acquired in conjunction with the Fontaine acquisition. See Note 3 for the purchase price allocation related to the Fontaine acquisition.
(3)	Represents adjustments to the Company’s initial purchase price allocation related to the Zurn and GA acquisitions. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company subsequently adjusted its goodwill to principally record an income tax refund receivable as well as update uncertain tax positions and accrual balances related to these acquisitions.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2009 and March 31, 2008 are as follows (in millions):

		March 31, 2009
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.1	$(11.7)	$24.4
Customer relationships (including distribution network)	12 Years	528.8	(109.5)	419.3
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.6	—	292.6

		$857.6	$(121.2)	$736.4

		March 31, 2008
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$50.4	$(7.2)	$43.2
Customer relationships (including distribution network)	12 Years	528.6	(65.1)	463.5
Intangible assets not subject to amortization - trademarks and tradenames		377.2	—	377.2

		$956.2	$(72.3)	$883.9

Intangible asset amortization expense totaled $48.9 million, $49.9 million, $26.9 million and $5.0 million for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $48.2 million in fiscal year 2010, $48.1 million in fiscal year 2011, $47.6 million in fiscal year 2012, $47.1 million in fiscal year 2013 and $47.0 million in the fiscal year 2014.

11. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,
	2009	2008
Taxes, other than income taxes	$4.8	$5.2
Sales rebates	15.1	17.4
Severance obligations (1)	14.1	4.7
Customer advances	23.3	31.5
Product warranty	7.2	6.8
Commissions	6.5	7.3
Risk management reserves (2)	4.0	4.6
Derivative liability (3)	5.7	—
Other	14.5	18.3

	$95.2	$95.8

(1)	The March 31, 2009 severance obligations balance includes $13.2 million related to the aforementioned restructuring within Note 5.
(2)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.
(3)	Represents the fair value of the Company’s interest rate collar and swap. The derivative liability balance at March 31, 2008 of $9.7 million was recorded in other long term liabilities within the consolidated balance sheets.

12. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	March 31,
	2009	2008
Term loans	$765.5	$767.5
Borrowings under revolving credit facility	82.7	—
Borrowings under accounts receivable securitization facility	30.0	—
9.50% Senior notes due 2014 (1)	802.2	803.3
8.875% Senior notes due 2016	150.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other (2)	9.8	3.4

Total	2,140.5	2,024.5
Less current portion	8.1	2.9

Long-term debt	$2,132.4	$2,021.6

(1)	Includes an unamortized bond issue premium of $7.2 million at March 31, 2009 and $8.3 million at March 31, 2008.
(2)	$7.3 million of the other debt outstanding relates to Fontaine, which was acquired on February 27, 2009. See Note 3 for more information on the acquisition of Fontaine.

In connection with the Merger on July 21, 2006, all borrowings under the Predecessor’s previous credit agreement and substantially all of the $225.0 million of its 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The Merger was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility, which matures in July 2013, and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility, which expires in July 2012).

On February 7, 2007, the Company completed its acquisition of the Zurn water management business. This acquisition was funded partially with debt financing of $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (which includes a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of incremental borrowings under our existing term loan credit facilities.

The Company borrows under certain secured credit facilities with a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility (consisting of two tranches) with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 with borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of March 31, 2009, the Company’s outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $195.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.00% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at March 31, 2009 was 4.52%.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments there under will terminate, on July 20, 2012. On October 15, 2008 and on January 28, 2009, the Company submitted borrowing requests for $50.0 million and $37.0 million, respectively, from the Company’s revolving credit facility. The $50 million borrowing request was made to increase the Company’s cash position and to preserve financial flexibility in light of the current uncertainty in the capital credit markets. The $37.0 million borrowing request was made to make dividend payments to the Company’s indirect parent company, Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness Due 2013. On October 15, 2008 and January 28, 2009, the Company received $47.5 million and $35.2 million, respectively, from the administration agent. The difference between the requested amount and the net proceeds received is a result of Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”) inability to fulfill its obligation to fund its pro rata share of the borrowing request as required under its commitment to the facility. Due to Lehman’s inability to fulfill its obligation, the availability under the Company’s revolving credit facility has been reduced by 5% or $7.5 million (Lehman’s pro rata share of the facility) until such time as a replacement lender covers this credit commitment. In addition, $30.3 million and $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2009 and March 31, 2008, respectively. Outstanding borrowings under the revolving credit facility were $82.7 million as of March 31, 2009, which are classified as long-term in the consolidated balance sheet. The weighted average interest rate on the outstanding borrowings under the revolving credit facility at March 31, 2009 was 2.31%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments there under at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). The Company also must pay customary letter of credit and agency fees.

As of March 31, 2009, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $8.5 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. During the fiscal year ended March 31, 2009, the Company made four quarterly principal payments of $0.5 million at the end of each calendar quarter. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of March 31, 2009, the senior secured bank leverage ratio was 1.58 to 1.00.

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

Notwithstanding the above, the Company’s ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes or senior subordinated notes may be restricted or prohibited under the above-referenced senior secured credit facilities and, in the case of the senior subordinated notes, by the provisions in the indentures governing the senior notes.

At March 31, 2009 and March 31, 2008, various wholly-owned subsidiaries had additional debt of $9.8 million and $3.4 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations. Of the other debt outstanding at March 31, 2009, $7.3 million relates to the Company’s acquisition of Fontaine on February 27, 2009. See Note 3 for more information on the acquisition of Fontaine.

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

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus 1.35%, which at March 31, 2009 was 1.85%. Outstanding borrowings mature on September 26, 2012. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis.

On various dates throughout the fourth quarter of fiscal 2009, the Company borrowed a total of $30.0 million under the AR Securitization Program which was used to finance the Fontaine acquisition (see Note 3) and to make dividend payments to the Company’s indirect parent company, Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness Due 2013.

At March 31, 2009, $30.0 million is currently outstanding under the Program and is classified as long term debt in the consolidated balance sheets. At March 31, 2009 the Company’s available borrowing capacity under the AR Securitization Program was $66.7 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of March 31, 2009, Rexnord Funding was in compliance with all applicable covenants and performance ratios.

Future Debt Maturities

Future maturities of debt are as follows, excluding the unamortized bond issue premium of $7.2 million (in millions):

Year ending March 31:
2010	$8.1	(1)
2011	3.1
2012	3.0
2013	115.7
2014	757.7
Thereafter	1,245.7

	$2,133.3

(1)	Included in this amount is $5.0 million of foreign borrowings which are due on demand.

Cash interest paid for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006 was $169.2 million, $187.6 million, $70.9 million and $32.2 million, respectively.

13. Derivative Financial Instruments

The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward exchange contracts and interest rate swap and collar contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes. During the fourth quarter of fiscal 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). See below for a description of the Company’s derivative financial instruments as well as disclosures required under SFAS 161.

Foreign Currency Forward Contracts

The Company periodically enters into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany cash flows expected to occur during the fiscal year. During the fiscal year ended March 31, 2009, the Company’s forward contracts expired between April 29, 2008 and March 27, 2009 and the total notional amount was 32.7 million Canadian dollars (“CAD”) ($32.6 million United States dollars (“USD”)) and contract rates ranged from $1CAD:$1.0008 USD to $1CAD:$0.9930 USD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with SFAS 133 and as such were marked to market through earnings. As of March 31, 2009, there were no outstanding contracts as the Company settled all of its existing contracts during the current fiscal year. At March 31, 2008, the Company recorded the fair value of its existing foreign currency contracts of $0.9 million within other current assets. The Company recorded $2.2 million of other income and $2.3 million of other expense during the years ended March 31, 2009 and 2008, respectively, related to its foreign exchange forward contracts.

Interest Rate Collar and Swap

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS 133. The negative fair value of these interest rate derivatives totaled $5.7 million at March 31, 2009 and has been recorded on the Company’s consolidated balance sheets as an other current liability with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. The negative fair value of these interest rate derivatives totaled $9.7 million at March 31, 2008 and has been recorded on the Company’s consolidated balance sheets as an other long-term liability with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. As the collar and swap are effective at all times, no reclassification due to ineffectiveness is anticipated.

The derivates are measured at fair value in accordance with SFAS 157. See Note 14 for more information as it relates to the fair value measurement of the Company’s derivative financial instruments.

The following tables indicate the location and the fair value of the Company’s derivative instruments within the consolidated balance sheet segregated between designated, qualifying SFAS 133 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Fair value of derivatives designated as hedging instruments under SFAS 133:

	Liability Derivatives
	March 31, 2009		March 31, 2008
Interest rate contracts	$5.7	(1)	$9.7	(2)

Fair value of derivatives not designated as hedging instruments under SFAS 133:

	Asset Derivatives
	March 31, 2009	March 31, 2008
Foreign currency forward contracts	$—	$0.9	(3)

(1)	The amount is included within other current liabilities within the consolidated balance sheets.
(2)	The amount is included within other long term liabilities within the consolidated balance sheets.
(3)	The amount is included within other current assets within the consolidated balance sheets.

The following table indicates the location and the amount of gains and losses associated with the Company’s derivative instruments within the consolidated balance sheet (for qualifying SFAS 133 instruments) and recognized within the consolidated statement of operations. The information is segregated between designated, qualifying SFAS 133 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Derivatives designated as cash flow hedging relationships under Statement 133	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2009	2008		2009		2008
Interest rate contracts	$(3.5)	$(5.9)	Interest expense, net	$(4.6	)(1)	$(0.1)

Derivatives not designated as hedging instruments under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount Recognized in Other income (expense), net
		2009		2008
Foreign exchange forward contracts	Other income (expense), net	$2.2	(2)	$(2.3)

(1)	Of the $4.6 million loss recognized during the year ended March 31, 2009, $2.0 million of this loss was recognized during the fourth quarter ended March 31, 2009.
(2)	Of the $2.2 million of income recognized during the year ended March 31, 2009, income of $0.3 was recognized during the fourth quarter ended March 31, 2009.

As both the derivative swap and collar contracts expire on October 20, 2009, it is currently expected that the Company will reclassify the current gross balance of $5.7 million within accumulated other comprehensive loss into earnings (as interest expense) throughout the period from April 1, 2009 to October 20, 2009.

14. Fair Value Measurements

As further discussed in Note 2, the Company adopted SFAS 157, effective April 1, 2008. While SFAS 157 does not expand the use of fair value measurements in any new circumstance, it applies to several current accounting standards that require or permit measurement of assets and liabilities at fair value. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.

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

The Company’s fair value measurements which were impacted by SFAS 157 as of March 31, 2009 include:

Interest Rate Collar and Swap

The fair value of interest rate swap and collar derivatives is primarily based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.

The Company endeavors to utilize the best available information in measuring fair value. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2009 (in millions):

	Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate collar and swap (1)	$—	$5.7	$—	$5.7

Total liabilities at fair value	$—	$5.7	$—	$5.7

(1)	The fair value of the interest rate collar and swap are included in other current liabilities on the consolidated balance sheets.

15. Leases

The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2021. Rent expense totaled $14.7 million, $12.7 million, $7.1 million and $2.2 million for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006, respectively.

Future minimum rental payments for operating leases with initial terms in excess of one year are as follows (in millions):

Year ending March 31:
2010	$15.0
2011	12.5
2012	10.1
2013	5.8
2014	4.6
Thereafter	10.4

$58.4

16. Stock Options

SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. The Company’s outstanding stock options as of the adoption date continued to be accounted for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations through July 21, 2006, the date of the Apollo transaction discussed in Note 3. The Company did not grant, repurchase, or significantly modify any stock options from April 1, 2006 through July 21, 2006. In connection with the Apollo transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of March 31, 2009, 539,242 of these rollover stock options remained outstanding.

In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). All of the options granted under the Option Plan in fiscal 2007 had an initial exercise price of $47.50, the estimated fair value of the Company’s stock on the date of grant. On March 2, 2007, Rexnord Holdings declared a dividend to shareholders and holders of rollover stock options in the amount of $27.56 per share/option. As a result of this transaction, the exercise price of the options previously granted under the Option Plan was amended to $19.94 per option. All option grants in fiscal 2009 and fiscal 2008 were granted with an exercise price of $40.00 and $19.94 per share, respectively, which was the fair value of Rexnord Holdings’ common shares on the date of grant. Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining 50% of the options are eligible to vest based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2014. As of March 31, 2009, performance targets for the year ended March 31, 2008 and for the periods from July 22, 2006 through March 31, 2007 and from April 1, 2006 through July 21, 2006 have been achieved; however, vesting for the achievement of the 2009 performance targets has yet to be approved by the Compensation Committee of Rexnord Holdings.

The fair value of each option granted under the Option Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions:

	Year ended March 31, 2009	Year ended March 31, 2008	Period from July 22, 2006 through March 31, 2007
Expected option term (in years)	7.5	7.5	7.5
Expected volatility factor	28%	28%	28%
Weighted-average risk free interest rate	3.76%	4.64%	5.04%
Expected dividend rate	0.0%	0.0%	0.0%

Options granted under the Option Plan as well as the fully vested rollover options have a term of ten years. Management’s estimate of the option term for options granted under the Option Plan is 7.5 years based on the midpoint between when the options vest and when they expire. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Option Plan during fiscal 2009 and 2008 and the period from July 22, 2006 through March 31, 2007 was $16.01, $8.46 and $20.68, respectively. During fiscal 2009 and 2008 and the period from July 22, 2006 through March 31, 2007, the Company recorded $6.9 million, $7.4 million and $5.1 million of stock-based compensation, respectively (the related tax benefit on these amounts was $2.6 million for fiscal 2009, $2.6 million for fiscal 2008 and $2.0 million for the period from July 22, 2006 through March 31, 2007).

Other information relative to stock options and the changes period over period are as follows:

									Predecessor
	Year ended March 31, 2009			Year ended March 31, 2008		Period from July 22, 2006 through March 31, 2007			Period from April 1, 2006 through July 21, 2006
	Shares		Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares		Weighted Avg. Exercise Price	Shares		Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	2,795,887		$17.47	2,021,445	$16.30	—		$—	374,515		$113.96
Granted	44,900		40.00	1,281,096	19.94	2,057,467	(2)	16.34	—		—
Exercised	(1,806)		19.94	(263,927)	18.53	—		—	(372,017	)(1)	114.05
Canceled / Forfeited	(117,476)		20.86	(242,727)	19.63	(36,022)		18.62	(2,498)		100.00

Outstanding at end of period	2,721,505	(3), (4)	$17.69	2,795,887 (3)	$17.47	2,021,445		$16.30	—		$—

Exercisable at end of period	1,198,115	(5)	$14.17	709,910	$10.21	574,222		$7.13	—		$—

	Shares	Fair Value(6)
Non-vested options at March 31, 2008	2,085,977	$14.30
Granted	44,900	16.01
Vested	(491,668)	14.78
Canceled/Forfeited	(115,819)	13.26

Non-vested options at March 31, 2009	1,523,390	$14.27

As of March 31, 2009, there was $15.4 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

1)	As a result of the Apollo Transaction, all outstanding options at July 21, 2006 became fully vested and were exercised.
2)	Includes 577,945 of rollover options.
3)	Includes 539,242 of rollover options.
4)	The weighted average remaining contractual life of options outstanding at March 31, 2009 is 7.7 years.
5)	The weighted average remaining contractual life of options exercisable at March 31, 2009 is 7.5 years.
6)	Represents the weighted average fair value at the date of grant.

17. Retirement Benefits

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

On March 31, 2008, the Company adopted the recognition and disclosure provisions of SFAS 158 which required the Company to recognize the funded status of its pension and post-retirement benefit plans in the March 31, 2008, consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The decrease to accumulated other comprehensive income at adoption of the recognition provisions of SFAS 158 on March 31, 2008 of $11.9 million in the accompanying consolidated statement of stockholders’ equity represents net unrecognized actuarial losses and unrecognized prior service costs which were previously netted against the plan's funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts are now subsequently recognized as net periodic benefit cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income.

SFAS 158 also requires companies to measure the funded status of plans as of the date of the Company’s fiscal year end, which the Company was required to adopt as of March 31, 2009. The Company previously used a December 31 measurement date for its defined benefit pension and other post-retirement plans and elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by SFAS 158. Accordingly, on April 1, 2008, the Company recognized adjustments to its opening retained earnings, net of income tax effect, and pension and other post-retirement plan assets and liabilities. The impact of the adoption was an increase in total liabilities of $1.3 million, an increase in total assets of $3.5 million, an increase in deferred tax liabilities of $0.9 million and an increase in retained earnings, net of tax, of $1.3 million.

The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

				Predecessor
	Year Ended March 31, 2009	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
Pension Benefits:
Service cost	$4.4	$4.4	$2.0	$0.6
Interest cost	34.2	33.6	12.3	3.9
Expected return on plan assets	(49.9)	(48.4)	(14.4)	(3.9)
Curtailment gain	—	—	(0.4)	—
Amortization:
Prior service cost	0.3	0.3	—	—
Actuarial losses	—	—	—	0.1

Net periodic benefit cost (income)	$(11.0)	$(10.1)	$(0.5)	$0.7

Other Postretirement Benefits:
Service cost	$0.4	$0.5	$0.3	$0.1
Interest cost	2.2	3.1	2.1	0.8
Amortization:
Prior service cost	(1.0)	(0.1)	—	(0.1)
Actuarial losses	—	—	—	0.4
Curtailment gain	—	(3.9)	—	—

Net periodic benefit cost (income)	$1.6	$(0.4)	$2.4	$1.2

The Company made contributions to its U.S. qualified pension plan trusts of $2.4 million, $4.8 million, $5.4 million and $8.0 million during the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006, respectively.

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2009	Year Ended March 31, 2008
Benefit obligation at beginning of period	$(617.5)	$(583.4)	$(53.1)	$(54.5)
Service cost	(4.4)	(4.4)	(0.4)	(0.5)
Interest cost	(34.2)	(33.6)	(2.2)	(3.1)
Actuarial gains (losses)	78.9	(15.4)	2.4	(4.1)
Plan amendments	(0.4)	—	20.2	—
Benefits paid	37.8	30.2	8.6	8.8
Curtailment gain	—	—	—	3.8
Acquisitions	—	—	—	(0.3)
Plan participant contributions	(0.4)	(0.4)	(2.5)	(3.2)
Change in measurement date	(1.2)	—	—	—
Other	—	(0.4)	—	—
Translation adjustment	9.6	(10.1)	—	—

Benefit obligation at end of period	$(531.8)	$(617.5)	$(27.0)	$(53.1)

Plan assets at the beginning of the period	$647.1	$620.6	$—	$—
Actual return (loss) on plan assets	(210.9)	44.8	—	—
Contributions	6.7	9.2	8.6	8.8
Benefits paid	(37.8)	(30.2)	(8.6)	(8.8)
Change in measurement date	(8.0)	—	—	—
Other	—	0.4	—	—
Translation adjustment	(2.4)	2.3	—	—

Plan assets at end of period	$394.7	$647.1	$—	$—

Funded status of plans	$(137.1)	$29.6	$(27.0)	$(53.1)
Contributions after measurement date	—	0.2	—	—

Net amount on Consolidated Balance Sheet	$(137.1)	$29.8	$(27.0)	$(53.1)

Net amount on Consolidated Balance Sheet consists of:
Long-term assets	$—	$101.8	$—	$—
Current liabilities	(2.6)	(3.0)	(2.2)	(3.6)
Long-term liabilities	(134.5)	(69.0)	(24.8)	(49.5)

	$(137.1)	$29.8	$(27.0)	$(53.1)

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

The recent deterioration in the securities markets has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has been reflected in the consolidated balance sheet at March 31, 2009. As of March 31, 2009, the Company had pension plans with a combined projected benefit obligation of $531.8 million compared to plan assets of $394.7 million, resulting in an under-funded status of $137.1 million compared to a funded status of $29.6 million at March 31, 2008. The deterioration in pension asset values during fiscal 2009 has led to additional cash contribution requirements (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006) in future periods and increased pension costs in fiscal 2010 as compared to the current fiscal year. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and interest rates, could result in increased pension cost which could negatively affect the Company’s consolidated results of operations in future periods.

Amounts included in accumulated other comprehensive loss, net of tax, at March 31, 2009 consist of the following (in millions):

	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$2.8	$(19.3)	$(16.5)
Unrecognized actuarial loss (gain)	210.5	(1.5)	209.0

Accumulated other comprehensive loss (income), gross	213.3	(20.8)	192.5
Deferred income taxes	(81.4)	8.2	(73.2)

Accumulated other comprehensive loss (income), net	$131.9	$(12.6)	$119.3

Estimated amounts that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost over the next fiscal year, net of tax, are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Prior service cost (credit)	$0.3	$(2.0)
Net actuarial loss (gain)	14.6	(0.1)

The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (in weighted-average percentages):

	Pension Benefits				Other Postretirement Benefits
				Predecessor				Predecessor
	March 31, 2009	March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	March 31, 2009	March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
Benefit Obligations:
Discount rate	6.90%	5.87%	5.87%	5.73%	7.00%	6.00%	6.00%	6.00%
Rate of compensation increase	3.41%	3.39%	3.41%	3.34%	n/a	n/a	n/a	n/a

Net Periodic Benefit Cost:
Discount rate	5.87%	5.87%	5.73%	5.54%	6.00%	6.00%	6.00%	5.75%
Rate of compensation increase	3.39%	3.41%	3.33%	3.35%	n/a	n/a	n/a	n/a
Expected return on plan assets	7.94%	7.95%	8.25%	8.44%	n/a	n/a	n/a	n/a

In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.

The following table presents the Company’s target investment allocations for the year ended March 31, 2009 and actual investment allocations at March 31, 2009 and 2008.

	Plan Assets
	2009		2008
	Target allocation (1)	Actual allocation	Actual allocation
Equity securities	39 - 83%	51%	72%
Debt securities (including cash and cash equivalents)	19 - 41%	36%	26%
Other	0 - 26%	13%	2%

(1) The target allocations presented represent the weighted average target allocations for the Company’s principal U.S. pension plans.

Allocations between equity and fixed income securities are generally maintained within a 5% tolerance of the target allocation established by the investment committee of each plan. As of March 31, 2009, the Company’s current allocations were within 5% of the target allocations. The year-over-year investment mix shift from equity to debt securities is due to the significant losses incurred in the global equity markets during the year ended March 31, 2009. The Company’s defined benefit pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize investment returns consistent with levels of investment risk that are prudent and reasonable. All assets are managed externally according to guidelines established individually with investment managers and the Company’s investment consultant. The manager guidelines prohibit the use of any type of investment derivative without the prior approval of the investment committee. Portfolio risk is controlled by having managers comply with their established guidelines, including establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The portfolio included holdings of domestic, international, and private equities, global high quality and high yield fixed income, and short-term interest bearing deposits. No equity securities of the Company are held in the portfolio.

During fiscal 2010, the Company expects to contribute approximately $4.8 million to its defined benefit plans and $2.3 million to its other postretirement benefit plans.

Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2010	$34.3	$2.3
2011	34.9	2.3
2012	35.7	2.3
2013	36.8	2.2
2014	37.9	2.8
2015 - 2019	205.4	11.9

Pension Plans That Are Not Fully Funded

At March 31, 2009, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $531.5 million, $520.8 million and $394.4 million, respectively.

At March 31, 2008, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $205.4 million, $199.4 million and $133.4 million, respectively.

Other Postretirement Benefits

The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 9% in fiscal 2010 grading down to 5% in fiscal 2017 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2009	2008	2007	2009	2008	2007
Increase (decrease) in total of service and interest cost components	$0.2	$0.4	$0.3	$(0.2)	$(0.3)	$(0.2)
Increase (decrease) in postretirement benefit obligation	$2.0	$5.2	$3.2	$(1.7)	$(4.3)	$(2.7)

Multi-Employer and Government-sponsored Plans

The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.3 million, $0.2 million, $0.1 million and $0.1 million for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006, respectively.

Defined Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $7.4 million, $11.8 million, $7.6 million and $3.0 million for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006, respectively.

18. Income Taxes

The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods; as well as, adjustments relating to the Company’s determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company has established a valuation allowance against substantially all deferred tax assets relating to foreign tax loss, state net operating loss and foreign tax credit carryforwards; and a partial valuation allowance against US federal net operating loss carryforwards.

The Company’s indirect parent, Rexnord Holdings, Inc., files a consolidated U.S. federal tax return on behalf of itself, the Company and the Company’s subsidiaries. Income tax accounts within the Company’s consolidated financial statements reflect the Company’s actual liability(receivable) associated with the consolidated U.S. federal tax return. Any U.S. federal tax payments or receipts are due to/from Rexnord Holdings, Inc.

Income Tax Provision (Benefit)

The components of the provision (benefit) for income taxes are as follows (in millions):

				Predecessor
	Year ended March 31, 2009	Year ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
Current:
United States	$(0.4)	$—	$—	$—
Non-United States	10.4	13.0	2.8	1.6
State and local	3.0	2.5	1.2	—

Total current	13.0	15.5	4.0	1.6

Deferred:
United States	14.8	10.1	2.4	(16.3)
Non-United States	(4.0)	(3.6)	3.7	(0.1)
State and local	(15.8)	(1.0)	0.8	(1.3)

Total deferred	(5.0)	5.5	6.9	(17.7)

Provision (benefit) for income taxes	$8.0	21.0	10.9	$(16.1)

The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

				Predecessor
	Year ended March 31, 2009	Year ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
Provision for income taxes at U.S. federal statutory income tax rate	$(135.2)	$21.7	$4.8	$(19.5)
State and local income taxes, net of federal benefit	(1.8)	0.9	1.2	(0.8)
Net effects of foreign operations	0.2	1.7	(4.7)	(1.9)
Tax benefit treated as a reduction to goodwill	0.6	0.9	2.0	—
Net effect to deferred taxes for changes in tax rates	(6.5)	(1.5)	(0.4)	—
Loss on divestiture	—	(7.4)	—	—
Interest on unrecognized tax benefits, net of federal benefit	0.9	1.6	—	—
Nondeductible transaction costs	—	—	—	2.8
Nondeductible impairment charges	106.7	—	—	—
Change in valuation allowance	42.5	2.3	8.1	3.2
Other	0.6	0.8	(0.1)	0.1

Provision (benefit) for income taxes	$8.0	$21.0	$10.9	$(16.1)

The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

				Predecessor
	Year ended March 31, 2009	Year ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
United States	$(392.2)	$40.7	$1.4	$(64.8)
Non-United States	5.9	21.2	12.4	9.1

Income (loss) before income taxes	$(386.3)	$61.9	$13.8	$(55.7)

Deferred Income Tax Assets and Liabilities

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2009	March 31, 2008
Deferred tax assets:
Compensation and retirement benefits	$83.0	$23.9
US federal and state tax operating loss carryforwards	47.4	70.6
Foreign tax credit carryforwards	61.5	41.2
Foreign net operating loss carryforwards	36.0	44.2
Other	—	15.6

	227.9	195.5
Valuation allowance	(133.3)	(90.8)

Total deferred assets	94.6	104.7

Deferred tax liabilities:
Property, plant and equipment	69.6	75.5
Inventories	31.0	34.1
Intangible assets and goodwill	266.4	325.0
Other	2.0	—

Total deferred tax liabilities	369.0	434.6

Net deferred tax liabilities	$274.4	$329.9

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

Due to the deterioration of the current economic environment and the uncertainty of realizing the related tax benefits associated with certain deferred tax assets, management has determined that a valuation allowance should be established for deferred tax assets relating to foreign, state and US federal net operating loss carryforwards; as well as, foreign tax credit carryforwards. Other significant factors considered by management in this determination included the historical operating results of the Company (including the material impairment charges recorded for the year ended March 31, 2009) and Predecessor and the expectation of future earnings, including anticipated reversals of future taxable temporary differences. A valuation allowance was established at March 31, 2009 and 2008 for deferred tax assets related to state net operating loss carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. In addition, as of March 31, 2009, a partial valuation allowance was established for US federal net operating loss carryforwards for which utilization is uncertain. Due to the adoption of SFAS 141(R), effective April 1, 2009, any future recognition of the related deferred tax asset will impact income tax expense instead of goodwill, irrespective of how the valuation allowance was originally established. The carryforward period for the foreign tax credit is ten years. The carryforward period for the US federal net operating loss carryforward is twenty years. The carryforward periods for the state net operating losses range from five to twenty years. Certain foreign net operating loss carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign net operating losses is indefinite.

No provision has been made for United States income taxes related to approximately $18.0 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. It is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

Net cash paid (refund received) for income taxes to governmental tax authorities for the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006 was $5.4 million, ($4.1) million, $3.6 million and $1.1 million, respectively.

Adoption of FIN 48

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the adoption, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. The Company’s total liability for unrecognized tax benefits as of March 31, 2009 and March 31, 2008 was $42.5 million and $45.7 million, respectively. Due to the adoption of SFAS 141(R), effective April 1, 2009, the entire amount of the $42.5 million of unrecognized tax benefits as of March 31, 2009 would impact income tax expense instead of goodwill if recognized in a future period.

The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal year ended March 31, 2009 and March 31, 2008 (in millions):

	Year ended March 31, 2009	Year ended March 31, 2008
Balance at April 1	$39.9	$48.0
Additions based on tax positions related to the current year	0.7	1.1
Additions for tax positions of prior years	—	8.5
Reductions for tax positions of prior years	(2.1)	(14.1)
Settlements	(1.5)	(3.2)
Reductions due to lapse of applicable statute of limitations	(0.7)	(0.4)
Cumulative translation adjustment	(0.8)	—

Balance at March 31	$35.5	$39.9

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009 and March 31, 2008, the total amount of unrecognized tax benefits includes $14.0 million and $14.2 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense during the fiscal years ended March 31, 2009 and March 31, 2008 was $1.9 million and $3.4 million, respectively.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal, various states and foreign jurisdictions. As a result, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. In addition, the Company is currently undergoing an examination of its United States federal income tax returns by the Internal Revenue Service (“IRS”) for the tax periods ended March 31, 2006 and July 21, 2006. The IRS’ examination for these tax periods began in

January 2009. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for years ending prior to fiscal 2006, state and local income tax examinations for years ending prior to fiscal 2005 or significant foreign income tax examinations for years ending prior to fiscal 2004. With respect to the Company’s U.S. federal net operating loss (“NOL”) carryforward, fiscal year 2003 is open under statutes of limitations; whereby, the IRS (“IRS”) may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforward to future, open tax years.

In conjunction with the Zurn acquisition, the Company assumed certain tax liabilities, contingencies and refund claims of Jacuzzi Brands, Inc and its subsidiaries (“JBI”). A protective claim for refund had been filed with the IRS with respect to minimum tax credits (“MTC”) that had been allocated to JBI from a consolidated group to which it used to belong. The utilization of the MTC by JBI on its US federal income tax return for the tax year ended September 30, 1995 was initially disallowed by the IRS as the group from which these credits were allocated was currently under examination by the IRS and the amount of the MTC was subject to change. Upon conclusion of this examination, the protective claim for refund was processed and the Company received this refund in December 2008. As a result, the Company recorded approximately $1.1 million of previously unrecognized tax benefits and $2.2 million of related accrued interest (net of US federal and state income taxes) of which $2.9 million was recorded through goodwill and $0.4 million was reflected as a reduction to income tax expense for the year ended March 31, 2009.

19. Related Party Transactions

Management Service Fees

RBS Global, Inc. has a management services agreement with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, which became effective July 22, 2006, the Company paid $3.0 million, $3.0 million and $1.4 during the years ended March 31, 2009 and 2008 and the period from July 22, 2006 through March 31, 2007, respectively, plus out-of-pocket expenses in each period. This agreement will remain in effect until such time as Apollo or its affiliates collectively own less than 10% of the equity interest of the Company, or such earlier time as the Company and Apollo may mutually agree.

RBS Global, Inc. had a management services agreement with TC Group, L.L.C., (The Carlyle Group) for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Predecessor. Under the terms of the agreement, the Company paid $0.5 million during the period from April 1, 2006 through July 21, 2006, plus out-of-pocket expenses. This agreement terminated July 21, 2006 when The Carlyle Group sold the Company to Apollo.

Consulting Services

Rexnord LLC has had a management consulting agreement (the “Cypress Agreement”) with Mr. George Sherman, the Chairman of the Board of RBS Global, and two entities controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, since July 21, 2006. In addition to out-of-pocket expenses, the Company paid the following consulting fees for the respective time periods: $136,000 during the period from July 22, 2006 through February 7, 2007 and $77,500 for the period from April 1, 2006 through July 21, 2006. Mr. Sherman also received non-qualified stock options in fiscal 2008 and 2007.

Effective February 7, 2007, the Cypress Agreement was amended, eliminating the annual consulting fee. Mr. Sherman did not receive any consulting fee during fiscal years 2008 or 2009. The Company and Mr. Sherman intend to terminate the Cypress Agreement in fiscal year 2010. It is anticipated that Mr. Sherman will receive director fees in fiscal year 2010 as compensation for his role as non-executive Chairman of the Boards of Directors of RBS Global and Rexnord Holdings.

During the years ended March 31, 2009 and 2008, the period from July 22, 2006 through March 31, 2007 and the period from April 1, 2006 through July 21, 2006 the Company paid fees of approximately $1.1 million, $1.4 million, $2.5 million and $0.5 million, respectively, for consulting services provided by Next Level Partners, L.L.C. (“NLP”), an entity that is controlled by certain minority shareholders of the Company. NLP provided consulting services to the Company related primarily to lean manufacturing processes, consolidation and integration of operations, strategic planning and recruitment of managers and executives.

The Zurn Acquisition

On October 11, 2006 the Company entered into an agreement with Jupiter, an affiliate of Apollo, to acquire the water management business (“Zurn”) of Jacuzzi Brands, Inc. (“Jacuzzi”). Apollo subsequently caused Jacuzzi to sell the assets of its bath business to Bath Acquisition Corp., an affiliate of Apollo, leaving Zurn as Jacuzzi’s sole business operation and on February 7, 2007, the Company acquired the common stock of Jacuzzi, and therefore, Zurn, from an affiliate of Apollo, for a cash purchase price of $942.5 million, including transaction costs and additional deferred financing fees. The transaction was approved both by the stockholders of the Company, as required by Delaware law in the case of an affiliate transaction of this type, and unanimously by the

Company’s board of directors, including those who were not affiliated with Apollo. In each case the stockholders and the unaffiliated directors assessed the transaction and the purchase price to be paid for Jacuzzi from the perspective of what was in the best interests of the Company and all of its stockholders, when taking into account the benefits they expected the Company to realize from the transaction. Further, upon completion of their review of the transaction, the board of directors made the determination that the acquisition of Jacuzzi was made on terms not materially less favorable to the Company than those that could have been obtained in a comparable transaction between the Company and an unrelated person, as required by the indentures governing the debt securities of the Company.

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

Other

The Company makes cash payments to Chase Acquisition I Inc. and Rexnord Holdings to enable them to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to the Company subsidiaries’ income and (ii) franchise taxes and other fees required to maintain their legal existence.

In connection with the Zurn acquisition, the Company, through one or more of its subsidiaries, continues to incur certain payroll and administrative costs on behalf of Bath Acquisition Corp. (“Bath”) (the former bath segment of Jacuzzi Brands, Inc., which was purchased by an Apollo affiliate). These costs are reimbursed to the Company by Bath on a monthly basis. During the years ended March 31, 2009 and 2008, the Company received reimbursements of approximately $0.9 million and $6.8 million, respectively. As of March 31, 2009 the Company has fully transitioned the payment of these costs to Bath and has been fully reimbursed for all costs incurred on their behalf.

In February 2008, Apollo purchased approximately $25.1 million (approximately $36.6 million face value or 7.0489% of the total commitment) of the outstanding debt of Rexnord Holdings, the Company’s indirect parent, which debt is outstanding pursuant to a Credit Agreement dated March 2, 2007 between Rexnord Holdings, various lenders thereunder and an affiliate of Credit Suisse, as administrative agent. Additionally in February 2008, Apollo purchased approximately $8.3 million (approximately $10.0 million face value or 3.3333% of the total commitment) of the senior subordinated notes due 2016 of RBS Global, Inc.

In April 2008, Cypress Group Holdings II, LLC, an entity controlled by Mr. Sherman, purchased approximately $0.5 million (approximately $0.6 million face value or 0.2133% of the total commitment) of the senior subordinated notes due 2016 of RBS Global, Inc. Additionally, in April 2008, Mr. Sherman purchased approximately $2.0 million (approximately $3.0 million face value or 0.5798% of the total commitment) of the outstanding debt of Rexnord Holdings, the Company’s indirect parent, which debt is outstanding pursuant to a Credit Agreement dated March 2, 2007 between Rexnord Holdings, various lenders thereunder and an affiliate of Credit Suisse, as administrative agent.

In December 2008, a director, Mr. Praveen Jeyarajah, purchased approximately $0.2 million (approximately $0.3 million face value or 0.1% of the total commitment) of the senior subordinated notes due 2016 of RBS Global, Inc.

In March 2009, Executive Vice President of RBS Global, Inc. and Rexnord LLC and Director of Rexnord LLC, Mr. George C. Moore, purchased approximately $0.3 million (approximately $0.4 million face value or 0.1% of the total commitment) of the senior subordinated debt due 2016 of RBS Global.

20. Commitments and Contingencies

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

•

Approximately 650 lawsuits (with approximately 5,400 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary is a defendant in a pending multi-defendant lawsuit relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,700 claimants in this Prager lawsuit. The ultimate outcome of this lawsuit cannot presently be determined. To date, the Company’s insurance providers have paid 100% of the costs related to the Prager asbestos claims. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of this suit.

In connection with the Falk acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk, through its successor entity, is a defendant in approximately 170 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 1,380 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation.

As of March 31, 2009, Zurn and an average of approximately 100 other unrelated companies were defendants in approximately 5,800 asbestos related lawsuits representing approximately 39,500 claims. The suits allege damages in an aggregate amount of approximately $15.7 billion against all defendants. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

As of March 31, 2009, the Company currently estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $90.0 million (compared to $134.0 million as of March 31, 2008), of which Zurn expects to pay approximately $79 million (compared to $116.0 million as of March 31, 2008) in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The downward revisions to the Company’s aforementioned ten year claim and cash estimates are primarily attributable to the utilization of a higher claim dismissal rate assumption in the Company’s forward-looking liability projections, which is based upon recent claim dismissal experience. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, Zurn’s actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of March 31, 2009, is approximately $276.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $200.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $276.0 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of March 31, 2009, the Company recorded a receivable from its insurance carriers of $90.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $276.0 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $276.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

As of the date of this filing, subsidiaries, Zurn Pex, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in twelve lawsuits, brought between July 2007 and April 2009, in various U.S. federal courts (MN, ND, CO, NC, MT, AL, VA, LA and NM). The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. The suits were transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. While the Company intends to vigorously defend itself in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on the Company.

21. Business Segment Information

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

Business Segment Information:

(in Millions)

				Predecessor
	Year Ended March 31, 2009	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006
Net sales
Power Transmission	$1,321.7	$1,342.3	$852.0	$334.2
Water Management	560.3	511.2	69.5	—

Consolidated	$1,882.0	$1,853.5	$921.5	$334.2

Income (loss) from operations
Power Transmission	$15.6	$205.6	$118.4	$33.2
Water Management	(212.8)	70.7	10.3	—
Corporate	(9.8)	(17.3)	(15.6)	(67.5)

Consolidated	(207.0)	259.0	113.1	(34.3)
Non-operating expense:
Interest expense, net	(178.4)	(191.8)	(105.0)	(21.0)
Other (expense) income, net	(0.9)	(5.3)	5.7	(0.4)

Income (loss) before income taxes	(386.3)	61.9	13.8	(55.7)
Provision (benefit) for income taxes	8.0	21.0	10.9	(16.1)

Net income (loss)	$(394.3)	$40.9	$2.9	$(39.6)

Intangible impairment charges (included in Income (loss) from operations)
Power Transmission	$149.0	$—	$—	$—
Water Management	273.0	—	—	—

Consolidated	$422.0	$—	$—	$—

Transaction-related costs (included in Income (loss) from operations)
Corporate	$—	$—	$—	$62.7
Restructuring and other similar costs (included in Income (loss) from operations)
Power Transmission	$16.5	$—	$—	$—
Water Management	7.8	—	—	—
Corporate	0.2	—	—	—

Consolidated	$24.5	$—	$—	$—

Depreciation and Amortization
Power Transmission	$81.7	$77.5	$59.4	$19.0
Water Management	27.9	26.6	3.6	—

Consolidated	$109.6	$104.1	$63.0	$19.0

Capital Expenditures
Power Transmission	$35.2	$51.5	$27.6	$11.7
Water Management	3.9	3.4	0.4	—

Consolidated	$39.1	$54.9	$28.0	$11.7

	March 31, 2009	March 31, 2008
Total Assets
Power Transmission	$2,376.1	$2,539.3
Water Management	828.7	1,265.9
Corporate	—	—

Consolidated	$3,204.8	$3,805.2

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales				Long-lived Assets
				Predecessor
	Year Ended March 31, 2009	Year Ended March 31, 2008	Period from July 22, 2006 through March 31, 2007	Period from April 1, 2006 through July 21, 2006	March 31, 2009	March 31, 2008	March 31, 2007
United States	$1,435.3	$1,392.1	$654.0	$235.8	$1,886.8	$2,379.6	$2,435.7
Europe	249.4	285.2	169.0	65.1	233.8	250.6	258.5
Rest of World	197.3	176.2	98.5	33.3	40.2	28.7	24.8

	$1,882.0	$1,853.5	$921.5	$334.2	$2,160.8	$2,658.9	$2,719.0

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

22. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company as of March 31, 2009 and 2008 and for the years ended March 31, 2009 and 2008 and the period from July 22, 2006 through March 31, 2007 for (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC (formerly Rexnord Corporation), which together are co-issuers (the “Issuers”) of the senior notes and senior subordinated notes issued on July 21, 2006 in connection with the Merger; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

The following schedules also present condensed consolidating financial information of the Predecessor for the period from April 1, 2006 through July 21, 2006 for (a) RBS Global, Inc., the Parent company; (b) Rexnord LLC (formerly Rexnord Corporation), a wholly-owned subsidiary of RBS Global, Inc. and the issuer of the prior senior subordinated notes, substantially all of which were repurchased on July 21, 2006 in connection with the Merger; (c) on a combined basis, the domestic subsidiaries of the Predecessor, all of which were wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Predecessor (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the prior senior subordinated notes were full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

March 31, 2009

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$232.5	$45.0	$—	$277.5
Receivables, net	—	183.0	75.8	—	258.8
Inventories, net	—	267.0	60.1	—	327.1
Other current assets	—	16.9	12.1	—	29.0

Total current assets	—	699.4	193.0	—	892.4

Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	325.3	88.2	—	413.5
Intangible assets, net	—	712.4	24.0	—	736.4
Goodwill	—	826.4	184.5	—	1,010.9
Investment in:
Guarantor subsidiaries	1,430.4	—	—	(1,430.4)	—
Non-guarantor subsidiaries	—	607.0	—	(607.0)	—
Insurance for asbestos claims	—	90.0	—	—	90.0
Other assets	51.9	6.2	3.5	—	61.6

Total assets	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.6	$5.5	$—	$8.1
Trade payables	—	96.3	38.3	—	134.6
Income taxes payable	(0.5)	0.6	3.6	—	3.7
Deferred income taxes	14.6	(3.4)	(0.4)	—	10.8
Compensation and benefits	—	51.6	10.5	—	62.1
Current portion of pension obligation	—	0.3	2.3	—	2.6
Current portion of postretirement benefit obligations	—	2.2	—	—	2.2
Interest payable	22.1	2.0	0.2	—	24.3
Other current liabilities	6.5	66.6	22.1	—	95.2

Total current liabilities	44.7	216.8	82.1	—	343.6

Long-term debt	2,098.7	30.1	3.6	—	2,132.4
Note (receivable from) payable to affiliates, net	(955.6)	1,277.8	(322.2)	—	—
Pension obligations	—	96.6	37.9	—	134.5
Postretirement benefit obligations	—	24.8	—	—	24.8
Deferred income taxes	137.5	100.8	25.3	—	263.6
Reserve for asbestos claims	—	90.0	—	—	90.0
Other liabilities	24.3	18.0	16.2	—	58.5

Total liabilities	1,349.6	1,854.9	(157.1)	—	3,047.4
Total stockholders’ equity	157.4	1,430.4	607.0	(2,037.4)	157.4

Total liabilities and stockholders’ equity	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Condensed Consolidating Balance Sheet

March 31, 2008

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$100.2	$41.7	$—	$141.9
Receivables, net	—	206.0	82.5	—	288.5
Inventories, net	—	304.5	65.8	—	370.3
Other current assets	—	18.3	16.7	—	35.0

Total current assets	—	629.0	206.7	—	835.7

Receivable from (payable to) affiliates, net	24.7	27.2	(51.9)	—	—
Property, plant and equipment, net	—	346.2	97.1	—	443.3
Intangible assets, net	—	861.0	22.9	—	883.9
Goodwill	—	1,150.0	181.7	—	1,331.7
Investment in:
Guarantor subsidiaries	1,970.5	—	—	(1,970.5)	—
Non-guarantor subsidiaries	—	618.9	—	(618.9)	—
Insurance for asbestos claims	—	134.0	—	—	134.0
Pension assets	—	101.5	0.3	—	101.8
Other assets	62.1	8.2	4.5	—	74.8

Total assets	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.2	$0.7	$—	$2.9
Trade payables	—	121.5	57.1	—	178.6
Income taxes payable	0.4	(1.6)	6.0	—	4.8
Deferred income taxes	8.6	4.1	(1.0)	—	11.7
Compensation and benefits	—	54.8	16.5	—	71.3
Current portion of pension obligation	—	0.3	2.7	—	3.0
Current portion of postretirement benefit obligations	—	3.6	—	—	3.6
Interest payable	27.2	0.1	0.1	—	27.4
Other current liabilities	0.8	74.4	20.6	—	95.8

Total current liabilities	39.0	257.4	102.7	—	399.1

Long-term debt	2,019.1	0.7	1.8	—	2,021.6
Note (receivable from) payable to affiliates, net	(936.0)	1,283.4	(347.4)	—	—
Pension obligations	—	18.3	50.7	—	69.0
Postretirement benefit obligations	—	49.5	—	—	49.5
Deferred income taxes	157.1	145.6	15.5	—	318.2
Reserve for asbestos claims	—	134.0	—	—	134.0
Other liabilities	33.5	16.6	19.1	—	69.2

Total liabilities	1,312.7	1,905.5	(157.6)	—	3,060.6
Total stockholders’ equity	744.6	1,970.5	618.9	(2,589.4)	744.6

Total liabilities and stockholders’ equity	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Condensed Consolidating Statement of Operations

Year Ended March 31, 2009

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,511.8	$460.4	$(90.2)	$1,882.0
Cost of sales	—	1,018.6	348.6	(90.2)	1,277.0

Gross profit	—	493.2	111.8	—	605.0
Selling, general and administrative expenses	—	245.9	70.7	—	316.6
Intangible impairment charges	—	416.4	5.6	—	422.0
Restructuring and other similar costs	—	19.0	5.5	—	24.5
Amortization of intangible assets	—	48.7	0.2	—	48.9

Income (loss) from operations	—	(236.8)	29.8	—	(207.0)
Non-operating income (expense):
Interest expense:
To third parties	(178.5)	0.9	(0.8)	—	(178.4)
To affiliates	115.0	(102.9)	(12.1)	—	—
Other, net	22.0	(11.9)	(11.0)	—	(0.9)

Income (loss) before income taxes	(41.5)	(350.7)	5.9	—	(386.3)
Provision (benefit) for income taxes	(23.3)	24.8	6.5	—	8.0

Loss before equity in earnings of subsidiaries	(18.2)	(375.5)	(0.6)	—	(394.3)
Equity in loss of subsidiaries	(376.1)	(0.6)	—	376.7	—

Net loss	$(394.3)	$(376.1)	$(0.6)	$376.7	$(394.3)

Condensed Consolidating Statement of Operations

Year Ended March 31, 2008

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,450.9	$479.7	$(77.1)	$1,853.5
Cost of sales	—	981.7	345.8	(77.1)	1,250.4

Gross profit	—	469.2	133.9	—	603.1
Selling, general and administrative expenses	—	238.6	73.6	—	312.2
Loss on divestiture	—	1.3	9.9	—	11.2
(Gain) on Canal Street accident, net	—	(29.2)	—	—	(29.2)
Amortization of intangible assets	—	49.7	0.2	—	49.9

Income from operations	—	208.8	50.2	—	259.0
Non-operating income (expense):
Interest expense:
To third parties	(194.2)	3.0	(0.6)	—	(191.8)
To affiliates	103.7	(91.4)	(12.3)	—	—
Other, net	85.1	(74.3)	(16.1)	—	(5.3)

Income (loss) before income taxes	(5.4)	46.1	21.2	—	61.9
Provision (benefit) for income taxes	0.9	10.7	9.4	—	21.0

Income (loss) before equity in earnings of subsidiaries	(6.3)	35.4	11.8	—	40.9
Equity in earnings of subsidiaries	47.2	11.8	—	(59.0)	—

Net income (loss)	$40.9	$47.2	$11.8	$(59.0)	$40.9

Condensed Consolidating Statement of Operations

Period from July 22, 2006 through March 31, 2007

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$695.3	$276.4	$(50.2)	$921.5
Cost of sales	—	477.2	201.2	(50.2)	628.2

Gross profit	—	218.1	75.2	—	293.3
Selling, general and administrative expenses	—	116.6	42.7	—	159.3
(Gain) on Canal Street accident, net	—	(6.0)	—	—	(6.0)
Amortization of intangible assets	—	26.7	0.2	—	26.9

Income from operations	—	80.8	32.3	—	113.1
Nonoperating income (expense):
Interest expense:
To third parties	(105.5)	0.6	(0.1)	—	(105.0)
To affiliates	26.5	(21.6)	(4.9)	—	—
Other, net	(2.2)	20.4	(12.5)	—	5.7

Income (loss) before income taxes	(81.2)	80.2	14.8	—	13.8
Provision (benefit) for income taxes	(4.0)	8.3	6.6	—	10.9

Income (loss) before equity in earnings of subsidiaries	(77.2)	71.9	8.2	—	2.9
Equity in earnings of subsidiaries	80.1	8.2	—	(88.3)	—

Net income	$2.9	$80.1	$8.2	$(88.3)	$2.9

Condensed Consolidating Statement of Operations

Predecessor

Period from April 1, 2006 through July 21, 2006

(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$253.1	$100.8	$(19.7)	$334.2
Cost of sales	—	—	183.6	73.8	(19.7)	237.7

Gross profit	—	—	69.5	27.0	—	96.5
Selling, general and administrative expenses	0.2	—	44.7	18.2	—	63.1
Transaction related costs	—	43.6	19.1	—	—	62.7
Amortization of intangible assets	—	—	5.0	—	—	5.0

Income (loss) from operations	(0.2)	(43.6)	0.7	8.8	—	(34.3)
Nonoperating income (expense):
Interest expense:
To third parties	—	(20.0)	(0.1)	(0.9)	—	(21.0)
To affiliates	—	34.3	(31.6)	(2.7)	—	—
Other, net	(0.6)	—	2.9	(2.7)	—	(0.4)

Income (loss) before income taxes	(0.8)	(29.3)	(28.1)	2.5	—	(55.7)
Provision (benefit) for income taxes	(0.3)	(10.3)	(7.0)	1.5	—	(16.1)

Income (loss) before equity in earnings (loss) of subsidiaries	(0.5)	(19.0)	(21.1)	1.0	—	(39.6)
Equity in earnings (loss) of subsidiaries	(39.1)	(20.1)	1.0	—	58.2	—

Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)

Condensed Consolidating Statement of Cash Flows

Year Ended March 31, 2009

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(394.3)$	(376.1)	$(0.6)	$376.7	$(394.3)
Noncash adjustments	371.7	540.6	15.7	(376.7)	551.3
Changes in operating assets and liabilities, including intercompany activity	12.0	(32.3)	19.4	—	(0.9)

Cash provided by (used for) operating activities	(10.6)	132.2	34.5	—	156.1

Investing activities
Expenditures for property, plant and equipment	—	(30.7)	(8.4)	—	(39.1)
Proceeds from the surrender of life insurance policies	—	0.9	—	—	0.9
Proceeds from dispositions of property, plant and equipment	—	0.1	0.2	—	0.3
Acquisitions, net of cash acquired	—	—	(16.6)	—	(16.6)

Cash used for investing activities	—	(29.7)	(24.8)	—	(54.5)

Financing activities
Proceeds from borrowings on revolving credit facility	82.7	—	—	—	82.7
Proceeds from borrowings on accounts receivable securitization policy	—	30.0	—	—	30.0
Repayments of long-term debt	(2.1)	(0.2)	(0.9)	—	(3.2)
Dividend payment to parent company	(70.0)	—	—	—	(70.0)

Cash provided by (used for) financing activities	10.6	29.8	(0.9)	—	39.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.5)	—	(5.5)

Increase in cash and cash equivalents	—	132.3	3.3	—	135.6
Cash and cash equivalents at beginning of year	—	100.2	41.7	—	141.9

Cash and cash equivalents at end of year	$—	$232.5	$45.0	$—	$277.5

Condensed Consolidating Statement of Cash Flows

Year Ended March 31, 2008

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$40.9	$47.2	$11.8	$(59.0)	$40.9
Noncash adjustments	(47.1)	79.5	21.0	59.0	112.4
Changes in operating assets and liabilities, including intercompany activity	26.8	59.0	(6.3)	—	79.5

Cash provided by operating activities	20.6	185.7	26.5	—	232.8

Investing activities
Expenditures for property, plant and equipment	—	(45.1)	(9.8)	—	(54.9)
Proceeds from dispositions of property, plant and equipment	—	0.3	0.1	—	0.4
Proceeds from sale of short term investments	—	6.6	—	—	6.6
Acquisitions, net of cash acquired	—	(73.7)	—	—	(73.7)

Cash used for investing activities	—	(111.9)	(9.7)	—	(121.6)

Financing activities
Repayments of long-term debt	(20.0)	(5.8)	(1.6)	—	(27.4)
Payment of financing fees	(0.6)	—	—	—	(0.6)

Cash used for financing activities	(20.6)	(5.8)	(1.6)	—	(28.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.6	—	2.6

Increase in cash and cash equivalents	—	68.0	17.8	—	85.8
Cash and cash equivalents at beginning of year	—	32.2	23.9	—	56.1

Cash and cash equivalents at end of year	$—	$100.2	$41.7	$—	$141.9

Condensed Consolidating Statement of Cash Flows

Period from July 22, 2006 through March 31, 2007

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2.9	$80.1	$8.2	$(88.3)	$2.9
Noncash adjustments	99.6	(108.4)	10.5	88.3	90.0
Changes in operating assets and liabilities, including intercompany activity	(111.9)	73.0	8.7	—	(30.2)

Cash provided by (used for) operating activities	(9.4)	44.7	27.4	—	62.7

Investing activities
Expenditures for property, plant and equipment	—	(18.8)	(9.2)	—	(28.0)
Proceeds from dispositions of property, plant and equipment	—	1.3	—	—	1.3
Acquisitions, net of cash acquired	(1,898.5)	(0.3)	—	—	(1,898.8)

Cash used for investing activities	(1,898.5)	(17.8)	(9.2)	—	(1,925.5)

Financing activities
Proceeds from issuance of long-term debt	2,100.0	—	—	—	2,100.0
Repayments of long-term debt	(816.0)	(0.2)	(0.1)	—	(816.3)
Payment of financing fees	(74.8)	—	—	—	(74.8)
Payment of tender premium	(23.1)	—	—	—	(23.1)
Capital contributions	720.2	—	—	—	720.2
Proceeds from issuance of common stock	1.6	—	—	—	1.6

Cash provided by (used for) financing activities	1,907.9	(0.2)	(0.1)	—	1,907.6
Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	0.5

Increase in cash and cash equivalents	—	26.7	18.6	—	45.3
Cash and cash equivalents at beginning of period	—	5.5	5.3	—	10.8

Cash and cash equivalents at end of period	$—	$32.2	$23.9	$—	$56.1

Condensed Consolidating Statement of Cash Flows

Predecessor

Period from April 1, 2006 through July 21, 2006

(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(39.6)	$(39.1)	$(20.1)	$1.0	$58.2	$(39.6)
Noncash adjustments	50.1	41.7	(14.5)	3.2	(58.2)	22.3
Changes in operating assets and liabilities, including intercompany activity	(10.5)	(10.8)	40.3	(6.1)	—	12.9

Cash provided by (used for) operating activities	—	(8.2)	5.7	(1.9)	—	(4.4)
Investing activities
Expenditures for property, plant and equipment	—	—	(9.5)	(2.2)	—	(11.7)
Proceeds from dispositions of property, plant and equipment	—	—	1.6	—	—	1.6
Acquisitions, net of cash acquired	—	—	(5.6)	—	—	(5.6)

Cash used for investing activities	—	—	(13.5)	(2.2)	—	(15.7)
Financing activities
Proceeds from issuance of long-term debt	—	16.9	—	—	—	16.9
Repayments of long-term debt	—	(8.5)	—	—	—	(8.5)
Payment of financing fees	—	(0.2)	—	—	—	(0.2)

Cash provided by financing activities	—	8.2	—	—	—	8.2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2

Increase (decrease) in cash and cash equivalents	—	—	(7.8)	(3.9)	—	(11.7)
Cash and cash equivalents at beginning of period	—	—	13.3	9.2	—	22.5

Cash and cash equivalents at end of period	$—	$—	$5.5	$5.3	$—	$10.8

23. Quarterly Results of Operations (unaudited)

(in millions)

Fiscal Year 2009	First	Second	Third	Fourth	Total
Net sales	$496.1	$510.6	$443.1	$432.2	$1,882.0
Gross profit	161.9	163.2	139.4	140.5	605.0
Net income (loss)	9.1	14.3	(409.9)	(7.8)	(394.3)

In the third quarter ended December 27, 2008, the Company recorded a restructuring charge of $3.6 million and a non-cash pre-tax impairment charge associated with goodwill and identifiable intangible assets of $402.5 million, of which $319.3 million relates to goodwill impairment and $83.2 million relates to other identifiable intangible asset impairments. In the fourth quarter ended March 31, 2009, the Company recorded a restructuring charge of $20.9 million and a non-cash pre-tax impairment charge associated with identifiable intangible assets (trademarks and tradenames) of $19.5 million. See Note 5 for further information regarding the restructuring charges and Note 10 for further information regarding the intangible impairment charges recorded in the 3rd and 4th quarter of fiscal 2009.

Fiscal Year 2008	First	Second	Third	Fourth	Total
Net sales	$448.2	$453.9	$449.1	$502.3	$1,853.5
Gross profit	142.0	149.2	147.6	164.3	603.1
Net income	2.4	7.0	19.8	11.7	40.9

On March 28, 2008, the Company sold its French subsidiary, Rexnord SAS, to members of that company’s local management team for €1 (one Euro). In connection with the sale, the Company recorded a pretax loss on divestiture of approximately $11.2 million (including transaction costs), which was recognized in the Company’s fourth quarter of the year ended March 31, 2008. See Note 3 for further information regarding the sale.

24. Subsequent Events

Debt Exchange

On April 29, 2009, the Company and its indirect parent, Rexnord Holdings finalized the results of a debt exchange offer to exchange (a) new 9.50% Senior Notes due 2014 (the “New Senior Notes”) for any and all of the Company’s 8.875% Senior Notes due 2016 (the “Old 2016 Notes”), (b) the New Senior Notes for any and all of Rexnord Holdings’ PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the Old 2016 Notes, the “Old Notes”), and (c) the New Senior Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the Credit Agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as Syndication Agent, and the lenders from time to time party thereto.

Upon settlement of the exchange offers, (i) approximately $71 million principal amount of Old 2016 Notes had been validly tendered and not withdrawn for exchange for New Senior Notes, (ii) approximately $235.7 million principal amount of Old Holdco Notes had been validly tendered and not withdrawn for exchange for New Senior Notes, and (iii) approximately $7.9 million principal amount of Holdco Loans had been validly surrendered and not withdrawn for exchange for New Senior Notes. Based on the principal amount of Old Notes and Holdco Loans validly tendered or surrendered, as applicable, and accepted, approximately $196.3 million aggregate principal amount of New Senior Notes were issued in exchange for such Old Notes and Holdco Loans.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

On February 27, 2009, we completed our acquisition of Fontaine-Alliance Inc. and affiliates (“Fontaine”). The results of operations of Fontaine are included within the Company’s consolidated statement of operations from February 28, 2009 to March 31, 2009. As this acquisition occurred late in our fiscal year, we have excluded Fontaine from our assessment of internal control over financial reporting at March 31, 2009. Fontaine represented less than 0.2% of the Company’s consolidated net sales and net loss for the year ended March 31, 2009. As of March 31, 2009, Fontaine represented less than 1.4% of consolidated total assets.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our directors and executive officers as of the date of this filing of this Form 10-K:

Name	Age	Position(s)
George M. Sherman	67	Chairman of the Board of RBS Global and Director of Rexnord LLC

Robert A. Hitt	51	President, Chief Executive Officer and Director of RBS Global and Rexnord LLC

Alex P. Marini	62	President, Water Management Group

Todd A. Adams	38	Senior Vice President and Chief Financial Officer of RBS Global and Rexnord LLC

George C. Moore	54	Executive Vice President of RBS Global and Rexnord LLC and Director of Rexnord LLC

Laurence M. Berg	43	Director, RBS Global

Peter P. Copses	50	Director, RBS Global

Damian Giangiacomo	32	Director, RBS Global

Praveen R. Jeyarajah	41	Director, RBS Global

Steven Martinez	40	Director, RBS Global

John S. Stroup	43	Director, RBS Global

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

Alex P. Marini became President of our Water Management Group upon consummation of the Zurn acquisition. Previously, Mr. Marini was the President and Chief Executive Officer of Jacuzzi since August 2006, the President and Chief Operating Officer of Jacuzzi from August 2005 to August 2006 and the President of Zurn from 1996 to August 2006. He joined Zurn in 1969 and held a variety of financial positions, including Vice President and Group Controller. He was promoted to Vice President of Sales, Marketing and Administration in 1984, and in 1987 was named President of Wilkins, a Zurn division, a position he held until becoming President of Zurn. Mr. Marini is also a director of Jacuzzi Brands. On February 16, 2009, Mr. Marini informed the Company of his intent to retire on or about September 30, 2009.

Todd A. Adams became our Chief Financial Officer and Senior Vice President in April 2008. Mr. Adams had been Vice President, Controller and Treasurer of both companies since July 2004. Prior to joining Rexnord, he held positions as Director of Financial Planning and Analysis at The Boeing Company from February 2003 to July 2004, Vice President and Controller of APW Ltd. from July 2000 to February 2003 and Vice President and Controller of Applied Power Inc. (currently Actuant Corporation) from May 1998 to July 2000.

George C. Moore became our Executive Vice President and Chief Financial Officer in September 2006. Effective April 1, 2008, he relinquished his role as Chief Financial Officer to Todd Adams our former Vice President, Controller and Treasurer. Mr. Moore will retain his position of Executive Vice President. Prior to joining the Company Mr. Moore had been the Executive Vice President and Chief Financial Officer of Maytag, a manufacturer of major appliances and household products, since 2003. Prior to that, Mr. Moore served as Group Vice President of Finance at Danaher Corporation, where he was employed since 1993. Mr. Moore serves on the advisory board of FM Global and is also a director of Jacuzzi Brands.

Laurence M. Berg became a member of our board of directors in July 2006 upon consummation of the Apollo acquisition. Mr. Berg is a Senior Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1992. Prior to joining Apollo, Mr. Berg was a member of the Mergers and Acquisition Group at Drexel Burnham Lambert, an investment banking firm. Mr. Berg is also a director of Jacuzzi Brands and Connections Academy.

Peter P. Copses became a member of our board of directors in July 2006 upon consummation of the Apollo acquisition. Mr. Copses is a Founding Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert, and subsequently at Donaldson, Lufkin & Jenrette Securities, primarily concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of Claire’s Stores and Linens N’ Things.

Damian J. Giangiacomo became a member of our board of directors in October 2006. Mr. Giangiacomo is a principal at Apollo Management, L.P., where he has been employed since July 2000. Prior to joining Apollo, Mr. Giangiacomo was an investment banker at Morgan Stanley & Co. Mr. Giangiacomo is also a director of Linens N’ Things, Jacuzzi Brands and Connections Academy.

Praveen R. Jeyarajah was first elected as one of our directors in connection with the Carlyle acquisition in 2002 and served in that capacity until the Apollo acquisition. Mr. Jeyarajah was reappointed as a director in October 2006. Mr. Jeyarajah is a Managing Director at Cypress Group, LLC. Prior to joining Cypress Group, he was a Managing Director of Carlyle from 2000 to 2006. Prior to joining Carlyle, Mr. Jeyarajah was with Saratoga Partners from 1996 to 2000. Prior to that, Mr. Jeyarajah worked at Dillon, Read & Co., Inc. He also serves as a director of Jacuzzi Brands.

Steven Martinez became a member of our board of directors in July 2006 upon the consummation of the Apollo acquisition. Mr. Martinez is a Partner at Apollo Management, L.P. Prior to joining Apollo in 2000, he worked for Goldman Sachs & Co. and Bain and Company. Mr. Martinez also serves as a director of Prestige Cruises, Norwegian Cruise Lines, Hughes Telematics and Jacuzzi Brands.

John S. Stroup became a member of our board of directors in October 2008. Mr. Stroup is currently president, chief executive officer and a member of the board of directors of Belden Inc. Belden Inc., a company listed on the New York Stock Exchange, designs, manufactures, and markets connectors, switches and other components of the communications industry. Prior to joining Belden Inc., he was employed by Danaher Corporation, a manufacturer of process/environmental controls and tools and components. At Danaher, he initially served as Vice President, Business Development. He was promoted to President of a division of Danaher’s Motion Group and later to Group Executive of the Motion Group. Prior to that, he was Vice President of Marketing and General Manager with Scientific Technologies Inc.

Boards of Directors

RBS Global’s board of directors has an audit committee and a compensation committee. However, through Apollo’s control of a majority of the common stock of Rexnord Holdings, it has the power to control Rexnord Holdings’ and our affairs and policies, including the election of Rexnord Holdings’ and our directors and the appointment of Rexnord Holdings’ and our management.

Audit Committee. The duties and responsibilities of the Audit committee include recommending the appointment or termination of the engagement of independent accountants, otherwise overseeing the independent auditor relationship and reviewing significant accounting policies and controls. The members of the Audit Committee are Messrs. Martinez (Chair), Giangiacomo, Jeyarajah and Stroup.

Our board of directors has not evaluated whether any member of the Audit Committee is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K because all of the members of our board of directors who serve on our audit committee were appointed by our 100% stockholder.

Compensation Committee. The duties and responsibilities of the Compensation committee include reviewing and approving the compensation of officers and directors, except that the compensation of officers serving on any such committee will be determined by the full board of directors. The members of the Compensation Committee are Messrs. Martinez (Chair), Berg, Giangiacomo, Jeyarajah and Sherman.

Code of Ethics

We have adopted a written code of ethics, referred to as the Rexnord Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. To obtain a copy, free of charge, of The Rexnord Code of Business Conduct and Ethics, please submit a written request to Investor Relations 4701 West Greenfield Avenue Milwaukee, Wisconsin 53214. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.rexnord.com or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

This section discusses each of the material elements of compensation awarded to, earned by, or paid to each of our four executive officers during our fiscal year ended March 31, 2009. Throughout this discussion, we refer to our executive officers as “Named Executive Officers.” The Named Executive Officers are identified in the Summary Compensation Table.

With the exception of the award of equity-based compensation, the compensation committee of the board of directors of RBS Global (the “Committee”), in consultation with the RBS Global board of directors, has historically been responsible for determining our executive compensation programs, including making compensation decisions during the fiscal year ended March 31, 2009. Awards of equity-based compensation have been determined by the Compensation Committee of Rexnord Holdings, Inc. (the “Holdings Compensation Committee”) as these awards cover equity securities of Rexnord Holdings.

The Committee, in consultation with the board of directors of RBS Global, has historically overseen our executive compensation agreements, plans and policies and has the authority to approve all matters regarding executive compensation other than equity awards. The Committee sought to ensure that the compensation and benefits provided to executives were reasonable, fair, competitive and aligned with the long- and short-term goals of our Company. Based upon these criteria, the Committee set the principles and strategies that guided the design of our executive compensation program.

General Compensation Philosophy and Objectives of Executive Compensation Programs

The foundation of our executive compensation program is to reward our executives for achieving specific annual and long-term strategic goals of the Company and to align each executive’s interest with that of our shareholders. We believe that rewarding executives for superior levels of achievement will result in significant long-term value creation for the Company and its shareholders. As a result, we believe that the compensation packages we provide to executives, including the Named Executive Officers, must include both cash-based and equity-based elements that reward performance. In determining fiscal 2009 compensation, the Committee, with input from the Chief Executive Officer, evaluated the performance of our executives other than the Chief Executive Officer and their compensation packages to ensure that we maintained our ability to retain highly talented key employees and attract new talent, as needed, to successfully grow and lead the organization.

We have created a “pay for performance” culture that places an emphasis on value creation and subjects a substantial portion of each executive’s compensation to risk depending on the performance of the Company. As such, we base our executive compensation program on the following philosophy:

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

Our executive compensation program is designed to focus our executives on critical business goals that translate into long-term value creation. As a result, we believe that a substantial portion of our executives’ compensation should be variable and based on overall corporate financial performance. Another element of our executive compensation program is designed to reward annual improvement in personal objectives, with target performance areas determined for each executive officer. We refer to these individualized target performance areas as annual improvement priorities (“AIPs”).

As described in more detail below, our compensation program is composed of elements that are generally paid on a short-term or current basis (such as base salaries and annual performance-based awards) and elements that are generally paid out on a longer-term basis (such as long-term equity incentives and retirement benefits). We believe this mix of short-term and long-term elements allows us to achieve our compensation objectives of attracting and retaining top executives and emphasizing long-term value creation for the Company and its shareholders.

Setting Executive Compensation and the Role of Our Executive Officers in Compensation Decisions

The Committee or its designated member annually reviews and approves all compensation decisions related to our Named Executive Officers except for decisions relating to equity-based awards, which, as described above, have been made by the Holdings Compensation Committee. The Chief Executive Officer established the AIPs for each executive officer other than himself and the Committee established the AIPs for the Chief Executive Officer. Prior to making its annual compensation determinations for each executive officer (other than that of the Chief Executive Officer), one or more members of the Committee worked together with the Chief Executive Officer to review the performance of the Company and, if applicable, the respective business group, the role of each executive in the various aspects of that performance, and the executive’s level of achievement of his or her AIPs. Based on this review, the Chief Executive Officer made recommendations to the Committee as to the compensation of all senior management including the Named Executive Officers other than himself. The Committee or its designated member considered these recommendations and used its discretion and judgment in accepting or modifying these recommendations in making its final determinations. Other than our Chief Executive Officer, none of the Named Executive Officers had any role in determining the compensation of other Named Executive Officers. We anticipate that the Chief Executive Officer will continue to have a role in setting the compensation for the senior management of the Company other than himself.

The Committee has not retained a compensation consultant to review our executive compensation policies and procedures. We may from time to time obtain compensation studies to determine the relative strengths and weaknesses of our compensation packages. In determining the level of compensation to be paid to executive officers, we do not generally factor in amounts realized from prior compensation paid to executive officers or conduct any formal survey of the compensation paid by other comparable public companies. The Committee has historically believed that its compensation decisions should be based primarily on the performance of the Company and the individual executive officers. In making its compensation decisions, the Committee also considered each executive officer’s responsibility for the overall operations of the Company. Thus, the compensation levels for Mr. Hitt are higher than they are for the other Named Executive Officers, reflecting his responsibility as Chief Executive Officer for the overall operations of the Company.

2009 Executive Compensation Components

We compensate our executives through a variety of forms of cash and non-cash compensation, although all equity compensation is paid at the Rexnord Holdings level. Our compensation program includes:

•	Cash compensation;

•	base salaries;

•	annual performance-based awards; and

•	discretionary bonuses;

•	Long-term equity incentive awards;

•	Retirement benefits; and

•	Severance benefits.

The principal components of our executive compensation program for the fiscal year ended March 31, 2009 are discussed below.

Base Salary. The Committee has historically reviewed base salaries annually and made adjustments from time to time and in connection with promotions and other changes in responsibilities. In determining base salaries, the Committee considers the executive’s responsibilities, experience, skills, sustained level of performance in the job, performance in the prior year, contribution to overall business goals, available market data (solely to obtain a general understanding of current compensation practices), and the Chief Executive Officer’s recommendations (with respect to executive officers other than himself). Based on the Committee’s subjective review of these factors, the Committee uses its subjective judgment as to what the appropriate base salary levels should be for the Named Executive Officers. The Committee does not use any predetermined formula or specific weightings as to any given factor to determine base salaries nor does it engage in any benchmarking in making base salary determinations. Based on this review, the Committee determined that the appropriate base salary for each Named Executive Officer for fiscal 2009 was the amount reported for such officer in the “Salary” column of the “Summary Compensation Table” below. During fiscal 2009, Mr. Hitt received a 4% increase in his base salary from $575,000 to $598,000; Mr. Adams received a 22.4% increase from $228,000 to $280,000; Mr. Moore received a 2.9% increase in his base salary from $420,000 to $432,000. Mr. Adams’ salary change was effective April 1, 2008, all other salary changes were effective in June 2008. Mr. Marini did not receive an increase in his base salary during fiscal 2009. Our existing employment agreements with certain of our Named Executive Officers do not provide for mandatory minimum annual salary increases above the base salary amounts set forth in the employment agreements.

Annual Performance Based Awards. We believe that a substantial portion of our executive officers’ compensation should be variable and based on overall corporate financial performance, with the opportunity to earn additional awards in connection with superior business and individual performance.

Cash incentives for our executive officers are principally awarded through our Management Incentive Compensation Plan (the “MICP”). The MICP is designed to provide our key officers, including our Named Executive Officers, with appropriate incentives to achieve and exceed key annual business objectives by providing performance-based cash compensation in addition to their annual base salary. Under the terms of the MICP, participants are eligible to earn cash incentives based upon the achievement by the Company of the financial targets that have historically been established by the Committee and by the achievement of each executive’s AIPs. Each participant’s target incentive amount is based upon a specified percentage of the participant’s annual base salary. Each participant is initially entitled to his target incentive amount if 100% of the specified performance targets (“Base Targets”) are achieved, subject to the AIP multiplier (described below as personal performance multiplier). The target incentive amount for Messrs. Hitt, Adams, Moore and Marini are 75%, 50%, 50% and 100% of base salary, respectively.

Base Targets under the MICP are comprised of financial performance metrics, which are similar for each Named Executive Officer, and individual AIPs. The financial performance metrics for Messrs. Hitt, Adams and Moore are the same and are based on the Company consolidated financial performance metrics. The financial performance metrics for Mr. Marini are based on the Water Management financial performance metrics. For fiscal 2009, the financial performance metrics for the Company consolidated business were based upon EBITDA and Debt Reduction (defined below), and for the Water Management business they were based on EBITDA and Divisional Free Cash Flow (defined below). These metrics are substantially the same as those that are established for the incentive system of our other management personnel and salaried employees and reflect the Committee’s belief that these measures correlate to the Company’s strategic goals. The Committee has historically set the financial performance metrics and has been responsible for setting the AIPs for our Chief Executive Officer, and our Chief Executive Officer has historically set the AIPs for all of the other senior management, including the Named Executive Officers, participating in the MICP. The Committee also has historically considered our strategic plan and determined what achievement will be required on an annual basis to drive to our multi-year performance commitment. The Committee’s intention in setting the Base Targets for fiscal 2009 was to provide strong incentive for the executives to perform at a high level and create a certain level of value for our shareholders in order for any annual incentives to be earned, thereby requiring an exceptional level of performance to attain or exceed the target level.

We define EBITDA as net income plus interest, income taxes, depreciation and amortization, plus adjustments for restructuring, stock based compensation expense, other expense, LIFO (income) expense, un-budgeted acquisitions, and other nonrecurring items, translated at constant currency as used for internal management reporting. For fiscal 2009 our Company Consolidated EBITDA target was $400.0 million, and the Water Management’s EBITDA target was $112.7 million. The Company Consolidated EBITDA finished the year at $362.7 million or 91% of plan which generated a 55% payout of target. The Water Management EBITDA finished the year at $101.9 million or 90% of plan generating a 50% payout. Debt Reduction is defined as the change in the Company’s total debt balance in a fiscal year. For fiscal 2009 our Company Consolidated Debt Reduction target was $140.0 million. The Committee concluded that the Company consolidated debt reduction for fiscal 2009 was $134.2 million or 96% of plan, generating a 80% payout of target. Free Cash Flow is defined as EBITDA plus or minus changes in trade working capital (accounts receivable, inventory and accounts payable) less capital expenditures. The Water Management Divisional Free Cash Flow target for fiscal 2009 was $111.3 million. The Committee concluded that the Water Management Divisional Free Cash Flow finished the year at $110.9 million or 100% to plan, generating a 100% payout of target. The Company’s board of directors has historically made a determination as to whether the respective EBITDA and Debt Reduction/Divisional Free Cash Flow targets were met, and determined the extent, if any, to which the target incentives should be paid. Under the MICP, if any acquisition or disposition of any business by the Company, merger, consolidation, split-up, spin-off, or any unusual or nonrecurring transactions or events affecting the Company, or the financial statements of the Company, or change in applicable laws, regulations, or accounting principles occurs such that an adjustment is determined by the Committee to be appropriate, then the Committee will, in good faith and in such manner as it may deem equitable, adjust the financial targets of the MICP.

Aggregate incentives under the MICP are weighted to include both financial metrics as well as personal performance . For fiscal 2009, the MICP has 100% weight on EBITDA and Debt Reduction (each 50% weighted) for Messrs. Hitt, Adams and Moore and 100% weight on EBITDA and Divisional Free Cash Flow (each 50% weighted) for Mr. Marini. Messrs. Hitt, Adams, Moore and Marini have a personal performance multiplier based on their individual performance. Once the financial results have been calculated, each individual’s personal performance is evaluated and the individual’s personal performance multiplier is determined and applied against the individual’s target incentive amount. The personal performance multiplier ranges from 0% to 150%. This design aligns each Named Executive Officer’s individual performance with his compensation and the overall performance of the Company. For plan participants to be eligible for a minimum incentive under the financial performance metrics, subject to adjustment in extraordinary circumstances, the Company must reach at least 90% of one of the respective metrics. However, there is no minimum incentive payable under the plan even if 90% or more of the financial performance metrics are achieved because the incentive payment is subject to the personal performance multiplier, which could be 0%. The MICP also does not set a limit on the maximum incentive opportunity payable with respect to the financial performance-based portion of the incentive formula. Instead, the plan provides that the percentage of the participant’s base incentive used to determine the participant’s financial performance elements of the incentive for the fiscal year will increase incrementally as the level of achievement increases.

The RBS Global board of directors reviewed Messrs. Hitt, Adams, Moore and Marini’s level of personal performance and as a result established a personal performance multiplier for Messrs. Hitt, Adams, Moore and Marini of 102%, 150%, 100% and 100%, respectively. Utilizing the financial targets and the personal performance multiplier results, the incentive payments for Messrs. Hitt, Adams, Moore and Marini for fiscal 2009 were $310,000, $141,750, $146,000 and $375,000, respectively. The RBS Global board of directors believes the above targeted financial results and individual achievements are appropriately aligned with the incentive awards approved under the MICP.

Discretionary Bonuses. In addition to annual incentive awards under the MICP, the Committee has historically had the authority and discretion to award additional performance-based compensation to our executives if the Committee determined that a particular executive has exceeded the objectives and/or goals established for such executive or made a unique contribution to the Company during the year. Mr. Adams received an incremental discretionary bonus of $58,250 related to fiscal 2009.

Long-Term Equity Incentive Awards. The Holdings Compensation Committee may, from time to time, approve the grant of equity awards to our Named Executive Officers and other officers, employees, directors and consultants. The Committee and the Holdings Compensation Committee believe that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and align the interests of our executives with those of our shareholders. These equity awards are generally subject to time-based and performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards encourage executives to maximize Company performance and create value for our shareholders. Equity awards are generally provided through grants of options to purchase shares of Rexnord Holdings, Inc.’s common stock under the Option Plan.

Among other things, the Holdings Compensation Committee decides which of our executives, employees, directors or consultants will receive awards under the Option Plan, the exercise price, vesting terms and such other terms or conditions as the Holdings Compensation Committee may determine, in its sole discretion, provided such terms are consistent with the provisions of the Option Plan. With respect to options granted to our Named Executive Officers, 50% of the options granted to each officer under the Option Plan vest on a pro-rata basis over five years, subject to continued employment. The other 50% vest annually over five years subject to the Company meeting pre-established annual and cumulative EBITDA and Debt Reduction targets. As is the case under the MICP, the Holdings Compensation Committee’s intention in setting the performance vesting targets for the options is that the Company has to perform at a high level and create a certain level of value for its shareholders for any portion of the performance-based options to vest.

The fiscal 2009 performance targets for EBITDA and Debt Reduction were $383.3 million and $102.8 million, respectively. As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment to prevent dilution or enlargement of the economic benefits intended to be made available under the awards, as a result of certain corporate events, including acquisitions or divestitures.

In June 2008, the Holdings Compensation Committee granted stock options to Mr. Adams for his promotion to Senior Vice President and Chief Financial Officer. The Company believes that the size of the option award to Mr. Adams was appropriate and reasonable. The Committee did not grant Messrs. Hitt, Moore and Marini stock options in fiscal 2009. The corresponding number of stock options granted to our Named Executive Officers and the material terms of these options as of the end of our 2009 fiscal year are described below under “Narrative to Grants of Plan Based Awards.”

We do not have any program, plan or practice in place for selecting grant dates for awards under the Option Plan in coordination with the release of material non-public information. However, no options granted were based on material non-public information in determining the number of options awarded or the exercise price thereof, and we did not “time” the release of any material non-public information to affect the value of those awards. The Company does not have any stock ownership requirements or guidelines for its Named Executive Officers.

Retirement Benefits. Each of our continuing Named Executive Officers participates in qualified defined-benefit and/or defined-contribution retirement plans maintained by the Company on substantially the same terms as our other participating employees.

The Company provides supplemental retirement to eligible executives through the Rexnord Supplemental Executive Retirement Plan (the “SERP”) effective on January 1, 2004 to provide participants with deferred compensation opportunities. Mr. Hitt is the only participant in the SERP. Under the plan, during the term of each participant’s active employment with the Company, each participant’s account is credited annually as of each December 31 with a percentage of his compensation and account balances are credited at an annual interest rate of 6.75%. Account balances become payable upon a termination of employment or in the event of death.

Under the terms of Mr. Marini’s employment agreement, Mr. Marini is entitled to receive a monthly supplemental retirement benefit commencing upon his retirement, so long as his employment is not terminated for “cause” (as defined in the employment agreement). The amount of the monthly supplemental retirement benefit is determined as of Mr. Marini’s retirement date and is an amount necessary to provide Mr. Marini with a monthly 60% joint and survivor annuity during Mr. Marini’s life after his retirement equal to the positive difference, if any, between $20,000 less his “existing retirement benefit” (as defined in the employment agreement). If Mr. Marini voluntarily terminates his employment for any reason other than a termination for “good reason” (as defined in the employment agreement), death or “disability” (as defined in the employment agreement), he must give six months notice of his termination in order to receive the supplemental retirement benefit; as previously announced, on February 16, 2009, Mr. Marini informed the Company of his intent to retire on or about September 30, 2009. The Company believes that the benefits provided to Mr. Marini recognize his substantial past and expected future contributions to the Company (including his prior service with Zurn).

Severance Benefits. The employment agreements for Messrs. Hitt and Marini provide that, among other things, the executive would be entitled to certain severance benefits in the event of a termination of employment during the term of the respective agreement if such termination is: (i) initiated by us without “cause” or (ii) initiated by the respective officer for “good reason” (each as defined in the respective agreements). We believe that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. We believe that a termination by the executive for good reason (or constructive termination) is conceptually the same as an actual termination by the Company without cause; therefore, we believe it is appropriate to provide severance benefits following such a constructive termination of the executive’s employment.

Messrs. Adams and Moore are covered under a corporate severance policy that applies to our employees whose employment is involuntarily terminated under various conditions described in the plan document. The severance policy is intended to cover employees who are not entitled to severance benefits under an employment agreement. We believe that it is appropriate to provide severance benefits to employees whose employment terminates in these circumstances and that doing so helps us attract and retain highly qualified employees.

Additional information concerning potential payments that may be made to the Named Executive Officers in connection with their termination of employment or a change in control of the Company is presented in “Potential Payments Upon Termination or Change in Control” below.

Other Personal Benefits. The Company and its subsidiaries provide the Named Executive Officers with personal benefits that the Company believes are reasonable, competitive and consistent with the overall compensation program. In that connection, the Committee has periodically reviewed the benefits provided to the Named Executive Officers.

In particular, Messrs. Hitt and Moore receive travel reimbursement in connection with travel to and from their respective principal residences, which are located out-of-state, and housing reimbursement in Milwaukee, Wisconsin. In addition, the Named Executive Officers either receive an automobile allowance or participate in an automobile leasing program.

Compensation Committee Actions Taken After Fiscal 2009

On May 27, 2009, the Committee approved a base salary increase of 19.6% from $280,000 to $335,000 for Mr. Adams, which became retroactively effective on April 1, 2009. The increase reflects Mr. Adams’ personal performance and increased overall responsibilities.

Compensation Committee Report on Executive Compensation

The Committee is currently composed of the five non-employee directors named at the end of this report. The Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to the Company’s board of directors that the Compensation Discussion and Analysis section be included in this Form 10-K.

Steven Martinez (Chair)

George M. Sherman

Laurence M. Berg

Praveen R. Jeyarajah

Damian Giangiacomo

Compensation Committee Interlocks and Insider Participation

Messrs. Berg, Giangiacomo and Martinez, whose names appear on the Compensation Committee Report above, became Compensation Committee members immediately following the Apollo acquisition in July 2006. Each of these directors are partners of Apollo Management, L.P., the controlling stockholder of Rexnord Holdings. In fiscal 2009, we incurred $3.0 million of annual consulting fees payable to Apollo or one of its affiliates. In fiscal 2009, the Company also reimbursed approximately $83,851 in out-of-pocket expenses to Mr. Sherman, whose name also appears on the above Compensation Committee Report. Mr. Jeyarajah, whose name also appears on the above Compensation Committee Report, is a Managing Director of Cypress Group, LLC. Out-of-pocket expenses of approximately $10,424 were reimbursed to Mr. Jeyarajah in fiscal 2009. Please see Part II, Item 8, Note 19 of the notes to consolidated financial statements for more information on the agreement with Cypress. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity during the fiscal year ended March 31, 2009.

Summary Compensation Table

The following table presents information about the compensation of our Chief Executive Officer, our Chief Financial Officer and our other executive officers, whom we refer to as our Named Executive Officers, for the fiscal years ended March 31, 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert A. Hitt, President and Chief Executive Officer	2009	$593,577	—	—	$1,193,444	$310,000	$—	$316,000	$2,413,021
	2008	$575,000	—	—	$1,211,807	$1,813,271	$7,624	$182,647	$3,790,349
	2007	$558,942	—	—	$807,844	$507,797	$3,510	$1,020,054	$2,898,147
Todd A. Adams, Senior Vice President and Chief Financial Officer	2009	$278,031	$58,250	—	$271,057	$141,750	—	$17,888	$766,976
George C. Moore, Executive Vice President	2009	$430,177	—	—	$239,617	$146,000	—	$98,274	$914,068
	2008	$416,154	—	—	$247,219	$981,094	—	$104,839	$1,749,306
	2007	$215,384	—	—	$101,529	$151,667	—	$40,927	$509,507
Alex P. Marini, President, Water Management Group	2009	$484,615	—	—	$321,496	$375,000	$—	$14,252	$1,195,363
	2008	$500,000	—	—	$375,076	$650,000	$—	$11,387	$1,536,463
	2007	$75,000	—	—	—	$212,414	$1,309,766	$6,622	$1,603,802

(1)	Salary reflects amounts paid during the fiscal year.
(2)	The amounts in column (f) reflect the dollar amount recognized for financial reporting purposes in accordance with SFAS 123(R). For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of option awards contained in Part II Item 8, Note 16 Stock Options to our audited consolidated financial statements included elsewhere in this Form 10-K. Equity-based awards are denominated in shares of common stock of Rexnord Holdings.
(3)	The amounts in column (g) represent the dollar amount paid as cash incentive awards under the Company’s MICP to the Named Executive Officers for the respective fiscal performance.
(4)	The amounts required to be disclosed in column (h) for Mr. Hitt represent the sum of the actuarial increase in the present value of each of his benefits under our Rexnord Non-Union Pension Plan plus interest on deferred compensation account balances under the SERP considered under SEC rules to be at above-market rates. The change in the actuarial present value of the accrued pension benefit is based on the difference of the present value of the accrued benefit as of the March 31, 2009 measurement date (used for financial statement reporting purposes) and the present value of the accrued benefit as of the prior year measurement date (used for financial statement reporting purposes). Because of the increase in discount rate used for financial statement reporting purposes from 6.00% to 7.00%, reflecting underlying market increases in corporate bond rates, the actuarial present value of Mr. Hitt’s Rexnord Non-Union Pension Plan is lower at March 31, 2009 than the prior measurement date. Similarly, the increase in underlying interest rates means that the none of the interest earned on Mr. Hitt’s deferred compensation balances is deemed to be at above market rates. Under SEC rules, the value in column (h) cannot be below $0, therefore $0 has been recorded column (h) for Mr. Hitt. Similarly, the amount in column (h) for Mr. Marini for 2009 is reported as $0 because the change in the actuarial present value of the aggregate accumulated pension benefit for Mr. Marini pursuant to the terms of his employment agreement and his benefit under the Rexnord Non-Union Pension Plan calculated as of March 31, 2009 is also lower than the actuarial present value of his aggregate accumulated pension benefit pursuant to the terms of his employment agreement and his benefit under the Rexnord Non-Union Pension Plan calculated as of the prior year measurement date. Mr. Marini is a participant under the JBI Master Pension Plan, which was merged into the Rexnord Non-Union Pension Plan as of April 13, 2007. See “Pension Benefits Table” below for a description of the supplemental retirement benefit and the aggregate pension benefits to which he is entitled under the Rexnord Non-Union Pension Plan.
(5)	For Mr. Hitt, for fiscal 2009, column (i) includes a 401(k) matching contribution of $7,936, a 401(k) personal retirement account (“PRA”) contribution of $6,900, a contribution of $203,663 to the SERP, a temporary housing benefit of $30,658, commuting reimbursements of $21,412, an auto benefit of $3,649, Exec-U care benefits of $1,792 and tax gross-ups in the aggregate of $39,990. For Mr. Adams, for fiscal 2009, column(i) includes a 401(k) matching contribution of $8,164, a PRA contribution of $6,900 and an auto benefit of $2,824. For Mr. Moore, for fiscal 2009, column (i) includes a 401(k) matching contribution of $7,866, a PRA contribution of $6,900, a temporary housing benefit of $7,435, commuting reimbursements of $26,499, an auto benefit of $14,208 and aggregate tax gross-ups of $35,366. For Mr. Marini, for fiscal 2009, column (i) includes club dues of $3,672, an auto benefit of $894, a 401(k) matching contribution of $6,438 and aggregate tax gross-ups of $3,248.

Compensation of Named Executive Officers

The “Summary Compensation Table” above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2009, 2008 and 2007. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, long-term equity incentives consisting of stock options, cash incentive compensation and, for certain Named Executive Officers, the change in pension value relating to our tax-qualified defined benefit plans and contract benefits and certain earnings relating to our nonqualified defined contribution plan and the SERP. Named Executive Officers also earned or were paid the other benefits listed in Column (i) of the “Summary Compensation Table,” as further described in footnote (5) to the table.

The “Summary Compensation Table” should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer’s employment agreement, or offer letter, as applicable, is provided immediately following this paragraph. The “Grants of Plan-Based Awards in Fiscal 2009” table, and the description of the material terms of the stock options that follows it, provides information regarding the long-term equity incentives awarded to our Named Executive Officers in fiscal 2009. The “Outstanding Equity Awards at Fiscal 2009 Year-End” and “Option Exercises and Stock Vested in Fiscal 2009” tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards. The “Pension Benefits Table” and related description of the material terms of our defined benefit plans describe each Named Executive Officer’s retirement benefits under our tax-qualified and nonqualified defined benefit plans and agreements to provide context to the amounts listed in the “Summary Compensation Table.” The “Nonqualified Deferred Compensation Plans” table and related description of the material terms of the SERP describe the benefits for Mr. Hitt under the SERP. The discussion under “—Potential Payments Upon Termination or Change in Control” below is intended to further explain the potential future payments that are, or may become, payable to our Named Executive Officers under certain circumstances.

Description of Employment Agreements

The Company, through its subsidiaries, has entered into employment agreements with Messrs. Hitt and Marini and employment offer letters with Messrs. Adams and Moore.

As described below, Mr. Marini has announced his intention to retire effective as of September 30, 2009. His employment agreement will end on his retirement date at which time the Company expects to enter into a consulting agreement with Mr. Marini.

The employment agreement with Mr. Hitt was effective as of July 21, 2006 and provides for a five-year term, subject to automatic extension for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Mr. Hitt’s initial annual base salary, which may be increased by our board of directors, was $575,000, and he is eligible to receive an incentive compensation award under the terms of the MICP. In addition, the agreement for Mr. Hitt provided for a stock option grant to purchase 230,706 shares of Rexnord Holdings common stock at an exercise price of $19.94 per share.

The employment agreement with Mr. Marini, which was effective as of February 7, 2007, provides for an initial term of employment through August 31, 2008, subject to automatic extensions for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the agreement, Mr. Marini’s initial annual base salary was $500,000, which may be increased by the Company’s Chairman or Chief Executive Officer. Mr. Marini is eligible to receive a discretionary bonus under the Company’s annual incentive plan established for each fiscal year commencing with fiscal 2009 with an annual cash target incentive opportunity for each fiscal year equal to 100% of his base salary. In addition, the agreement for Mr. Marini provided for a stock option grant to purchase 205,244 shares of Rexnord Holdings common stock at an exercise price of $19.94 per share. See the discussion following the “Pension Benefits Table” below for a description of the terms of Mr. Marini’s supplemental pension benefit.

In connection with Mr. Adams’ appointment as Chief Financial Officer of the Company, Mr. Adams and the Company executed an employment offer letter on April 2, 2008. This offer letter provided for an initial base salary of $280,000. As described under “—2009 Executive Compensation Components—Base Salary” Mr. Adams was awarded this salary increase effective April 1, 2008. Mr. Adams was not eligible for a subsequent merit increase during fiscal 2009.

Mr. Moore and the Company executed an employment offer letter on July 27, 2006. This offer letter provided for an initial base salary of $400,000 for the first year of his employment and a base salary of $275,000 for the second year of his employment. The Company and Mr. Moore subsequently agreed to delay the reduction of Mr. Moore’s base salary for his second year of employment contemplated by the offer letter. As described under “—2009 Executive Compensation Components—Base Salary” Mr. Moore was awarded a salary increase effective June 2008.

Each of the employment agreements for Messrs. Hitt and Marini provide for severance payments and benefits upon a termination of employment as further described under “—Potential Payments Upon Termination or Change in Control” below. Messrs. Adams and Moore participate in a corporate severance policy.

Grants of Plan-Based Awards in Fiscal 2009

The following table presents information about grants of plan-based awards made to our Named Executive Officers during the fiscal year ended March 31, 2009.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($)
Name	Grant Date(10)	Threshold(3) ($)	Target ($)(4)	Maximum ($)(5)	Threshold (#)(6)	Target (#)(7)	Maximum (#)(8)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Robert A. Hitt		224,250	448,500	—	—	—	—	—	—	—
Todd A. Adams	6/24/2008	83,750	167,500	—	5,400	10,800	10,800	—	10,800	40.00	(9)
George C. Moore		108,150	216,300	—	—	—	—	—	—	—
Alex P. Marini		250,000	500,000	—	—	—	—	—	—	—

(1)	Amounts reflect target cash incentive awards under the MICP for the 2010 fiscal year for each Named Executive Officer. Actual amounts paid under the MICP for fiscal 2009 are included in the “Non-Equity Incentive Plan Compensation” column in the “Summary Compensation Table” above. Each Named Executive Officer would likely be eligible to participate in the MICP on similar terms with respect to future years of employment, although the amount of the target cash incentive award could change from year to year based on changes to base salary or other factors.
(2)	Represents the portion (50%) of the options granted to each Named Executive Officer under the Option Plan not subject to performance-based vesting. These options vest in equal portions on the first five anniversaries of the grant date based upon continued employment.
(3)	There is no minimum amount payable under the MICP. No payout is earned if either the Company fails to achieve the minimum targets for EBITDA and Debt Reduction, or if an individual receives a zero achievement on his personal performance multiplier. The Threshold amount is 50% of the Target amount and represents the amount payable under the MICP if 90% of the performance measures are met and a 1.0 personal performance multiplier is applied.
(4)	Represents the amount payable under the MICP if 100% of the performance measures are met and a 1.0 personal performance multiplier is used for the 2009 fiscal year assuming each executive’s current annual salary, excluding any additional discretionary bonus which could be paid under the plan.
(5)	The MICP does not set a limit on the maximum incentive opportunity payable with respect to the financial performance based portion of the incentive formula because the actual performance-based portion of our Named Executive Officers’ incentive may exceed 100% of their respective target incentive if the actual financial performance exceeds the specified Base Targets.
(6)	Represents the minimum number of option shares that would vest under the Named Executive Officer’s award under the Option Plan if the lowest performance threshold for vesting is satisfied.
(7)	Represents the number of option shares that would vest under the Named Executive Officer’s award under the Option Plan if 100% of the target performance for each metric under the plan is satisfied.
(8)	Represents the maximum number of options that could vest under the Named Executive Officer’s award under the Option Plan if the maximum performance threshold for vesting is satisfied.
(9)	On the grant date, both the exercise price and the deemed fair market value of Rexnord Holdings common stock were $40.00.
(10)	Grant dates listed refer to equity grants received in fiscal 2009.

Narrative to Grants of Plan Based Awards

As described under “—2009 Executive Compensation Components—Annual Performance-Based Awards,” the MICP provides for cash incentive awards based on specified criteria. For Messrs. Hitt, Adams and Moore, the goals are based on: the achievement of personal goals, referred to as “annual improvement priorities” or AIPs, the achievement of minimum annual EBITDA targets and the reduction of the Company’s debt by predetermined minimum levels (Debt Reduction). For Mr. Marini, the goals are based on his AIPs, EBITDA targets and Water Management’s Divisional Free Cash Flow.

Under the Option Plan, the vesting criteria for 50% of all options granted to our Named Executive Officers including those options granted to Mr. Adams in fiscal 2009, is based upon annual and cumulative EBITDA and Debt Reduction targets over a five-year period; the other 50% of such options vest in five equal amounts annually based on continued employment with the Company, subject to accelerated vesting or other modifications, as determined by the Holdings Compensation Committee. As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment (such as the number and kind of shares with respect to which options may be granted, the number and kind of shares subject to outstanding options, the exercise price with respect to any option and the financial or other targets specified in an option award agreement) appropriate to prevent dilution or enlargement of the economic benefits intended to be made available under the awards as a result of certain corporate events, including as a result of an acquisition or divestiture.

Outstanding Equity Awards at Fiscal 2009 Year-End

The following table presents information about outstanding and unexercised options held by our Named Executive Officers at March 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(3) (#)	Option Exercise Price ($)	Option Expiration Date(4)
(a)	(b)		(c)	(d)	(e)	(f)
Robert A. Hitt	115,791	(1)	—	—	$7.13	7/21/2016
	46,141		69,212	69,212	$19.94	7/21/2016
	28,136		49,237	49,237	$19.94	4/19/2017
Todd A. Adams	13,683	(1)	—	—	$7.13	7/21/2016
	13,842		10,382	10,382	$19.94	7/21/2016
	11,901		13,885	13,885	$19.94	4/19/2017
	—		10,800	10,800	$40.00	6/24/2018
George C. Moore	6,921		10,382	10,382	$19.94	10/25/2016
	11,648		20,384	20,384	$19.94	4/19/2017
Alex P. Marini	61,573		71,836	71,836	$19.94	4/19/2017

(1)	Represents options granted by our predecessor to purchase common stock of RBS Global held by Messrs. Hitt and Adams which were converted into the right to purchase 115,791 and 13,683, respectively, shares of Rexnord Holdings common stock at a price per share of $7.13 in connection with the Apollo acquisition (“Roll-Over Options”).
(2)	Represents the unvested portion of the options granted to the Named Executive Officer under the Option Plan that vest based on continued employment in equal annual amounts on each of the first five anniversaries of the July 21, 2006 grant date for Messrs. Hitt and Adams’ initial options, the October 25, 2006 grant date for Mr. Moore’s initial options, and the April 19, 2007 and June 24, 2008 grant dates for the additional options granted to Messrs. Hitt, Adams, Moore and Marini.
(3)	Represents the unvested portion of the options granted to the Named Executive Officer under the Option Plan that are subject to performance-based vesting over five years from the date of grant subject to the Company meeting certain specific performance targets in that five-year period, which include both annual and cumulative EBITDA and Debt Reduction targets.
(4)	The option expiration date shown in column (f) above is the stated expiration date, and the latest date that the options may be exercised. The options may terminate earlier upon a termination of employment or in connection with a change in control of the Company.

Narrative to the Outstanding Equity Awards

Outstanding options currently consist of Roll-Over Options (described above) granted to Messrs. Hitt and Adams in connection with the Apollo acquisition and incentive-based options granted to Messrs. Hitt, Adams, Moore and Marini pursuant to the Option Plan.

The options granted under the Option Plan may become fully vested if Rexnord Holdings experiences certain liquidity events as defined in the Option Plan.

Option Exercises and Stock Vested in Fiscal 2009

The following table provides information regarding exercises of option awards by our Named Executive Officers during the fiscal year ended March 31, 2009.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
(a)	(b)	(c)
Robert A. Hitt	—	—
Todd A. Adams	—	—
George C. Moore	—	—
Alex P. Marini	—	—

(1)	No options were exercised during fiscal 2009.

Pension Benefits Table

The following table presents information regarding the present value of accumulated benefits that may become payable to each of the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans as of March 31, 2009.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Robert A. Hitt	Rexnord Non-Union Pension Plan	8.25	$110,723	$—
Todd A. Adams		—	$—	$—
George C. Moore		—	$—	$—
Alex P. Marini (2)	Rexnord Non-Union Pension Plan	35.00	$966,515	$—
	Supplemental Pension Benefit (Employment Agreement)	N/A	$1,137,228	$—

(1)	The amounts in column (d) represent the actuarial present value of each Named Executive Officer’s accumulated pension benefit under the respective pension plans in which they participated as of the March 31, 2009 measurement date used for financial statement reporting purposes. Participants in the Rexnord Non-Union Pension Plan are assumed to retire at age 65, the plan’s earliest termination date with unreduced benefits. For Mr. Marini, the present value of his benefit under his employment agreement is based on an assumed age 62 retirement date. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Retirement Benefits” and in Part II Item8, note 17 Retirement Benefits of our audited consolidated financial statements.
(2)	Mr. Marini was a participant in the JBI Master Pension Plan, which was merged into the Rexnord Non-Union Plan effective April 13, 2007. Mr. Marini’s employment with the Company commenced on February 7, 2007. Accordingly, the number of years of credited service represents former service with JBI and its affiliates.

Rexnord Non-Union Pension Plan. Mr. Hitt participates in the Rexnord Non-Union Pension Plan. Benefit payments under this plan are generally based on final average annual compensation—including overtime pay, incentive compensation and certain other forms of compensation reportable as wages taxable for federal income tax purposes, but excluding severance payments, amounts attributable to our equity plans and any taxable fringe benefits—for the five years within the final ten years of employment prior to termination that produce the highest average. The plan’s benefits formula also integrates benefit formulas from prior plans of our former parent and JBI in which certain participants may have been entitled to participate. Benefits are generally payable as a life annuity for unmarried participants and on a 50% joint and survivor basis for married participants. The full retirement benefit is payable to participants who retire on or after age 65, and a reduced early retirement benefit is available to participants who retire on or after age 55 with 10 years of service. No offsets are made for the value of any social security benefits earned. During our 2004 fiscal year the Company froze credited service as of March 31, 2004. As such, no additional benefits are accruing under this plan. Mr. Hitt is eligible for increases in final average pay through 2014.

Supplemental Pension Benefits for Mr. Marini. Under the terms of Mr. Marini’s employment agreement with the Company that became effective February 7, 2007 in connection with the Zurn acquisition (the “Marini Employment Agreement”), Mr. Marini is entitled to receive a monthly supplemental retirement benefit in the form of a 60% joint and survivor annuity commencing upon his retirement, so long as his employment is not terminated for “cause” (as defined under the Marini Employment Agreement). The amount of the monthly supplemental retirement benefit is determined as of Mr. Marini’s retirement date and is an amount necessary to provide Mr. Marini with a monthly 60% joint and survivor annuity during Mr. Marini’s life after his retirement equal to the positive difference, if any, between $20,000 less his “existing retirement benefit.” Mr. Marini’s “existing retirement benefit” is equal to the sum of (1) the aggregate monthly benefit that he is entitled to receive under all of the tax-qualified and non tax-qualified pension plans covering Mr. Marini during his employment with the Company and its affiliates and (2) the value of the lump sum payment he received under certain supplemental pension plans maintained by JBI upon the sale of JBI to affiliates of Apollo on February 7, 2007, assuming for purposes of the calculation, that the amount was not paid until his retirement and was paid in the form of a 60% joint and survivor annuity rather than in a lump sum. Regardless of the form in which the existing retirement benefits would be paid under the terms of the applicable plan, for purposes of the calculation under the agreement, each benefit is determined assuming that the benefit is payable in the form of a 60% joint and survivor annuity determined using the actuarial assumptions that are used under the Company’s tax-qualified defined benefit plan at the time of Mr. Marini’s retirement. If Mr. Marini voluntarily terminates his employment with the Company for any reason other than a termination for “good reason” (as defined under the Marini Employment Agreement), death or disability, he must give the Company six months notice of his termination in order to receive the supplemental retirement benefit. As previously announced, on February 16, 2009, Mr. Marini gave notice of his intent to retire, effective as of September 30, 2009.

Nonqualified Deferred Compensation Table

The following table presents information on contributions to, earnings accrued under and distributions from our nonqualified defined contribution and other nonqualified deferred compensation plans during the fiscal year ended March 31, 2009.

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
		(b)	(c)	(d)	(e)	(f)
Robert A. Hitt	SERP	—	$203,663	$27,736	—	$642,311
	Signing Bonus Plan	—	—	—	—	$825,594
Todd A Adams	Signing Bonus Plan	—	—	—	—	$97,599
George C. Moore		—	—	—	—	—
Alex P. Marini		—	—	—	—	—

(1)	The amount reported is included in column (i) of the Summary Compensation Table and represents a contribution for Mr. Hitt of $203,663 under the SERP.
(2)	Due to the increase in underlying interest rates, none of the interest earned on Mr. Hitt’s deferred compensation balances is deemed to be at above market rates.

Narrative to the Nonqualified Deferred Compensation Table

Messrs. Hitt and Adams are participants in the Rexnord Special Signing Bonus Plan (the “Signing Bonus Plan”). The Company established the Signing Bonus Plan effective July 21, 2006 to provide for a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries who agreed to provide services to the Company following the date of its adoption (which was the date of the July 2006 Apollo acquisition). Bonuses become payable to participants upon the earliest to occur of: (i) a change in control of the Company, (ii) the participant’s separation from service or (iii) a date specified in the participant’s plan participation letter, which for Messrs. Hitt and Adams is within 30 days after November 25, 2012. Bonus amounts are not credited with interest or other earnings. None of the other Named Executive Officers is a participant in the Signing Bonus Plan.

Mr. Hitt, is the sole participant in the Rexnord Supplemental Executive Retirement Plan (“SERP”) that the Company adopted on January 1, 2004. Under the SERP, on the date the plan was adopted, each participant was credited with a specified amount to his account, and during the term of each participant’s active employment with the Company thereafter each participant’s account is credited annually as of each December 31 with a percentage of his compensation, which is 8.48% for Mr. Hitt. Account balances are also credited with earnings at an annual interest rate of 6.75%. Participants are credited with a pro-rata contribution amount and interest in the year that the participant’s employment terminates. Benefits become payable upon a termination of employment or in the event of death. A “rabbi-trust” has been established to fund benefit obligations under the SERP.

Potential Payments Upon Termination or Change in Control

As described above in the “Compensation Discussion and Analysis—Severance Benefits,” the employment agreements with Messrs. Hitt and Marini include provisions regarding certain payments to be made in the event of termination by the Company or by the executive.

Under the terms of the employment agreement for Mr. Hitt, upon termination of employment either by us without cause or by Mr. Hitt for good reason (as defined in the agreement), he will be entitled to an amount equal to his stated annual base salary for a period of 18 months and, during such severance period, continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition to the foregoing, the employment agreement also provides that in the event of a termination within 18 months of a change in control (as defined in the employment agreement) by the Company without cause, or by Mr. Hitt for good reason (as defined in the agreement), Mr. Hitt is also entitled to receive an amount equal to the annual incentive he would have received in the performance period in effect at the time of termination, plus 18 months of the premium amount of the basic life insurance coverage then in place for him. Mr. Hitt is prohibited from competing with us during the term of his employment and for a period of 24 months following termination of his employment.

Under the terms of the employment agreement for Mr. Marini he is entitled to receive certain annuity benefits (described above under “Supplemental Pension Benefits for Mr. Marini”) and retiree medical coverage under our retiree medical plan in effect upon his termination, provided he gives the Company at least six months’ notice of his intention to retire, which he did on February 16, 2009. Under his employment agreement, if Mr. Marini’s employment is terminated after August 31, 2008 either by us without cause, by Mr. Marini for good reason (in each case as defined in the agreement), subject to the execution of a release of claims, he is entitled to receive 12 monthly payments equal to his then-monthly rate of base salary and a lump sum payment equal to his annual target incentive amount. (If such termination had occurred prior to August 31, 2008 Mr. Marini would have been entitled to additional payments and benefits.) In addition, if terminated without cause or for good reason, Mr. Marini will be entitled to receive his minimum pension amount, as calculated pursuant to the agreement, retiree medical benefits for him and his spouse pursuant to the terms of the Company’s retiree medical plan covering the senior executives of the Company at the time of such termination, 12 months of accelerated vesting of his then-unvested options and any amounts then owed to Mr. Marini under the applicable benefit plans in which he is a participant, which are to be paid in accordance with the terms of such plans. Subject to certain limitations, under the agreement Mr. Marini is prohibited from competing with us or soliciting our employees, customers, suppliers or certain other persons during the term of his employment and for a period of 24 months following termination of his employment.

Messrs. Adams and Moore are covered under a corporate severance policy that applies to our employees whose employment is involuntarily terminated under various conditions described in the plan document. The severance policy is intended to cover employees who are not entitled to severance benefits under an employment agreement.

The following table presents the dollar value of the maximum severance benefits to which certain executives would have been entitled under their respective employment agreements had a qualifying termination of employment occurred on March 31, 2009.

Name	Triggering Event	Cash Severance		Continued Benefits	Total Under Employment Agreement	Value of accelerated Unvested Options
Robert A. Hitt	Term. Without Cause or Resign for Good Reason	$897,000		$21,573	$918,573	—
	Change in Control and Term. Without Cause or Resign for Good Reason(2)	$1,345,500	(3)	$23,241	$1,368,741	$4,745,057	(1)
Alex P. Marini	Term. Without Cause or Resign for Good Reason	$1,000,000		$11,414	$1,011,414	$823,439	(4)
	Change in Control and Term. Without Cause or Resign for Good Reason	$1,000,000		$11,414	$1,011,414	$2,882,036	(1)

(1)	In the event of a change in control, the Option Plan permits the Holdings Compensation Committee to take one of a series of actions, including causing outstanding option grants to be subject to accelerated vesting or repurchase by the Company. This column represents the intrinsic value of the Named Executive Officer’s options assuming that the options would accelerate in the event of a change in control. This amount is calculated by multiplying (i) the amount (if any) by which $40.00 (the most recent deemed fair market value of Rexnord Holdings common stock on March 31, 2008) exceeds the exercise price of the option by (ii) the number of shares subject to the accelerated portion of the option.
(2)	Assumes Mr. Hitt is terminated without cause or quits for good reason within 18 months of the change in control.
(3)	Assumes Mr. Hitt’s incentive for the year of termination equaled his target incentive of 75% of fiscal 2009 base salary.
(4)	Per the 12 month accelerated vesting provision within Mr. Marini’s employee agreement. This amount is calculated by multiplying (i) the amount (if any) by which $40.00 (the most recent deemed fair market value of Rexnord Holdings common stock on March 31, 2008) exceeds the exercise price of the option by (ii) the number of shares subject to the accelerated portion of the option.

Upon a termination of employment, Mr. Hitt would also be entitled to a distribution of the amount then credited to his account and fully vested under the SERP of $642,311. In addition, upon a termination of employment or a change in control, Messrs. Hitt and Adams would be entitled to receive the $825,594 and $97,599 respectively under the Special Signing Bonus Plan. The Special Signing Bonus Plan was established effective July 21, 2006 to provide for the award of a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries. All amounts under the Special Signing Bonus Plan are fully vested and payable to participants upon the earliest to occur of: (i) a change of control of the Company, (ii) the separation from service of the participant or (iii) a date specified for each participant (which is within 30 days after November 25, 2012 in the case of Messrs. Hitt and Adams). Upon a termination of employment, Mr. Marini would also be entitled to his minimum supplemental pension benefit as described under “Pension Benefits Table” above. Additionally, in the event of a change in control, the Option Plan permits the Committee to take one of a series of actions, including causing outstanding option grants to be subject to accelerated vesting or repurchase by the Company.

Director Compensation

The table below summarizes the compensation we paid to persons who were non-employee directors of the Company for the fiscal year ended March 31, 2009. Director fees were paid for board service related to the RBS Global board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George M. Sherman	—	—	$2,889,082	—	—	—	$2,889,082
Laurence M. Berg	$48,000	—	—	—	—	—	48,000
Peter P. Copses	$48,000	—	—	—	—	—	48,000
Damian J. Giangiacomo	$48,000	—	—	—	—	—	48,000
Praveen R. Jeyarajah	—	—	94,531	—	—	—	94,531
Steven Martinez	$45,000	—	—	—	—	—	45,000
John S. Stroup	$37,500	—	—	—	—	—	37,500

(1)	The amounts in column (d) reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended March 31, 2009, in accordance with SFAS 123(R), based on options granted under the Option Plan to purchase 872,752 shares of common stock for Mr. Sherman (which were granted to either Mr. Sherman or Cypress Group, LLC) and options granted under the Option Plan to purchase 55,707 shares of common stock for Mr. Jeyarajah. For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of option awards contained in Part II Item 8, note 16 Stock Options of our audited consolidated financial statements included elsewhere in this Form 10-K.
(2)	The following table presents the aggregate number of outstanding unexercised options held by each of our non-employee directors as of March 31, 2009.

Director	Number of Options Outstanding
George M. Sherman (*)	961,887
Laurence M. Berg	10,000
Peter P. Copses	10,000
Damian J. Giangiacomo	10,000
Praveen R. Jeyarajah	55,707
Steven Martinez	10,000
John S. Stroup	—
(*) These include options granted to Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, entities over which Mr. Sherman has sole voting and dispositive power.

Narrative to Directors’ Compensation Table

In fiscal 2009, we paid certain fees to our non-employee directors. Messrs. Berg, Copses, Giangiacomo and Martinez received an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $2,000 for each board meeting attended in person. Fifty percent of the meeting fee is paid for board meetings attended by teleconference. Mr. Stroup receives annual cash compensation comprised of (i) a $35,000 annual fee, (ii) fees of $2,500 per board meeting attended and (iii) committee attendance fees of $1,000 per meeting. Messrs. Sherman and Jeyarajah did not receive retainer or meeting fees in fiscal 2009. Directors who are also employees of the Company receive no additional compensation for their service as Directors. Directors are eligible to receive equity-based awards from time to time on a discretionary basis.

The cash retainer and meeting fees paid to non-employee directors described above will remain the same for fiscal 2010. In addition, the Company is considering certain changes to improve its board structure, including the formation of an executive committee. In connection with this change, it is anticipated that, in fiscal 2010, the Chairman of the Executive Committee, will receive fees in addition to those mentioned above. It is also expected that our Chairman of the Board will receive fees as compensation for his role on the Board. However, no final determinations have been made and there can be no assurance that these changes will in fact occur.

On July 22, 2006, we entered into the Cypress agreement, as described in Part II Item 8, Note 19 Related Party Transactions of the consolidated financial statements. Under the terms of the agreement, options to purchase 130,743 and 148,720 shares of Rexnord Holdings common stock were granted to Cypress and Mr. Sherman, respectively. Pursuant to the Option Plan, 50% of the options vest based on continued service in equal annual amounts on the first five anniversaries of February 7, 2007, the date of the Zurn acquisition, and the remaining 50% of the options are subject to performance-based vesting over five years, subject to the Company meeting certain specific performance targets in each of the fiscal years 2008 though 2012, which include both annual and cumulative EBITDA and Debt Reduction targets. Under the agreement, Mr. Sherman is also entitled to reimbursement for all reasonable travel and other expenses incurred in connection with our business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

RBS Global and Rexnord LLC are 100% owned (indirectly through Chase Acquisition I, Inc.) by Rexnord Holdings. The following table sets forth information regarding the beneficial ownership of Rexnord Holdings common stock, as of March 31, 2009, and shows the number of shares and percentage owned by each person known to beneficially own more than 5% of the common stock of Rexnord Holdings, each of our named executive officers; each member of the Board of Directors of RBS Global and Rexnord LLC; and all of our executive officers and members of our Boards of Directors as a group.

Name of Beneficial Owner		Shares	Ownership Percentage
Apollo Management, L.P.	(1)	15,027,277	93.7%
George A. Sherman	(2)	1,100,023	6.7%
Robert A. Hitt	(3)	250,277	1.5%
Todd A. Adams	(4)	47,534	*
George C. Moore	(5)	67,366	*
Alex Marini	(6)	89,073	*
Laurence M. Berg	(7)(12)	10,000	*
Peter P. Copses	(8)(12)	10,000	*
Damian Giangiacomo	(9)(12)	10,000	*
Praveen R. Jeyarajah	(10)	46,843	*
Steven Martinez	(11)(12)	10,000	*
John S. Stroup		—

Directors and Executive Officers as a Group	(13)	1,641,116	9.8%

*	Indicates less than one percent
(1)

Represents 7,883,506 shares owned by Rexnord Acquisition Holdings I, LLC and 7,143,771 shares owned by Rexnord Acquisition Holdings II, LLC. Apollo Management VI, L.P. (“Management VI”) is the manager of Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition II, LLC. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI and Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VI LLC. Each of Management VI, AIF VI LLC and Apollo Management disclaims beneficial ownership of the shares owned by Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, except to the extent of any pecuniary interest therein. The address of each of Management VI, AIF VI LLC and Apollo Management is c/o Apollo Management L.P., 9 West 57th Street, New York, NY 10019

Leon Black, Joshua Harris and Marc Rowan effectively have the power to exercise voting and investment control over Apollo Management, with respect to the shares held by the Apollo funds. Each of Messrs. Black, Harris and Rowan disclaim beneficial ownership of such shares.

(2)	Includes 131,877 shares held by Mr. Sherman and 559,509 shares held by Cypress Industrial Holdings, LLC, over which Mr. Sherman has sole voting and dispositive power. Includes options to purchase 148,202, 221,012 and 39,223 shares held by Mr. Sherman, Cypress Industrial Holdings, LLC and Cypress Group, LLC, respectively, that are exercisable within 60 days and over which Mr. Sherman has sole voting and dispositive power.
(3)	Includes options to purchase 190,069 shares held by Mr. Hitt that are exercisable within 60 days.
(4)	Includes options to purchase 39,427 shares held by Mr. Adams that are exercisable within 60 days.
(5)	Includes 1,800 shares transferred by Mr. Moore to his children, over which Mr. Moore has sole voting power. Also includes options to purchase 18,569 shares held by Mr. Moore that are exercisable within 60 days.
(6)	Represents options to purchase 61,573 shares held by Mr. Marini that are exercisable within 60 days.
(7)	Represents options to purchase 10,000 shares held by Mr. Berg that are exercisable within 60 days.
(8)	Represents options to purchase 10,000 shares held by Mr. Copses that are exercisable within 60 days.
(9)	Represents options to purchase 10,000 shares held by Mr. Giangiacomo that are exercisable within 60 days.
(10)	Includes options to purchase 16,712 shares held by Mr. Jeyarajah that are exercisable within 60 days.
(11)	Represents options to purchase 10,000 shares held by Mr. Martinez that are exercisable within 60 days.
(12)

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

(13)	Includes an aggregate of options to purchase 774,987 shares that are exercisable within 60 days held by all of our directors and executive officers as a group.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company’s equity compensation as of March 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,721,505	(1)	$17.69	281,134
Equity compensation plans not approved by security holders	—		—	—
Total	2,721,505		$17.69	281,134

1)	Includes 539,242 of Rollover Options and 2,182,263 options granted under the 2006 Stock Option Plan of Rexnord Holdings, Inc. For further details on options, see Part II Item 8, Note 16 Stock Options of the notes to the consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Management Service Fees

RBS Global, Inc. has a management services agreement with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, which became effective July 22, 2006, the Company paid $3.0 million during the year ended March 31, 2009 plus out-of-pocket expenses. This agreement will remain in effect until such time as Apollo or its affiliates collectively own less than 10% of the equity interest of the Company, or such earlier time as the Company and Apollo may mutually agree.

Consulting Services

Mr. George Sherman, our Chairman of the Board, received reimbursement for reasonable out-of-pocket expenses in connection with the Cypress Agreement as more fully described in Part II Item 8, Note 19 Related Party Transactions of the consolidated financial statements.

During the year ended March 31, 2009, the Company expensed approximately $1.1 million of consulting services provided by an entity that is controlled by certain minority shareholders of the Company.

Other

We make cash payments to Chase Acquisition I, Inc. and Rexnord Holdings to enable them to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to our subsidiaries’ income and (ii) franchise taxes and other fees required to maintain their legal existence.

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

In connection with the Zurn acquisition, we, through one or more of our subsidiaries, continue to incur certain payroll and administrative costs on behalf of Bath Acquisition Corp. (“Bath”) (the former bath segment of Jacuzzi Brands, Inc., which was purchased by an Apollo affiliate). These costs are reimbursed to us by Bath on a monthly basis. During the year ended March 31, 2009, we received approximately $0.9 million of reimbursements. As of March 31, 2009, the Company has fully transitioned the payment of these costs to Bath and has been fully reimbursed for all costs incurred on their behalf.

In December 2008, a director, Mr. Praveen R. Jeyarajah, purchased approximately $0.2 million (approximately $0.3 million face value or 0.1% of the total commitment) of the senior subordinated notes due 2016 of RBS Global.

In March 2009, Executive Vice President of RBS Global and Rexnord LLC and Director of Rexnord LLC, Mr. George C. Moore, purchased approximately $0.3 million (approximately $0.4 million face value or 0.1% of the total commitment) of the senior subordinated debt due 2016 of RBS Global.

Director Independence

The board of directors has not made a determination, under the New York Stock Exchange’s definition of independence, as to whether each director is “independent” because all of the members of our board have been appointed by the majority stockholder of our indirect parent (Rexnord Holdings, Inc.). The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed, including reimbursement of actual expenses, by Ernst & Young LLP for professional services rendered for the reviews of our quarterly reports on Form 10-Q, and for the audit of our financial statements and consents for the fiscal years ended March 31, 2009 and 2008 were $1,608,000 and $1,720,000, respectively.

Audit-Related Fees

Ernst & Young LLP billed us $287,000 and $2,000 in fiscal 2009 and 2008, respectively, for audit-related services and other consultation services not associated with the audit process.

Tax Fees

The aggregate tax fees billed by Ernst & Young for tax services rendered to us during fiscal 2009 and 2008 were $351,000 and $227,000, respectively. The tax services rendered to us by Ernst & Young LLP were for domestic tax compliance, foreign tax compliance and tax consulting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2009 and 2008 and for the periods from July 22, 2006 through March 31, 2007 and April 1, 2006 through July 21, 2006 and consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.

The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2009 and 2008, and for the periods from July 22, 2006 through March 31, 2007 and April 1, 2006 through July 21, 2006, consist of the following:

Schedule II – Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2007:
Period from April 1, 2006 through July 21, 2006:
Valuation allowance for trade and notes receivable	$5.2	$0.4	$0.3	$0.1	$(0.2)	$5.8
Valuation allowance for excess and obsolete inventory	14.2	1.3	—	0.1	(1.5)	14.1
Valuation allowance for income taxes	46.6	3.6	—	—	(0.4)	49.8

Period from July 22, 2006 through March 31, 2007:
Valuation allowance for trade and notes receivable	5.8	1.7	0.8	0.1	(1.0)	7.4
Valuation allowance for excess and obsolete inventory	14.1	3.6	2.0	0.3	(1.7)	18.3
Valuation allowance for income taxes	49.8	9.4	15.7	11.9	(1.3)	85.5

Fiscal Year 2008:
Valuation allowance for trade and notes receivable	7.4	2.6	0.3	0.3	(1.7)	8.9
Valuation allowance for excess and obsolete inventory	18.3	8.4	—	1.0	(5.9)	21.8
Valuation allowance for income taxes	85.5	6.9	—	3.0	(4.6)	90.8

Fiscal Year 2009:
Valuation allowance for trade and notes receivable	8.9	4.7	—	(0.2)	(4.3)	9.1
Valuation allowance for excess and obsolete inventory	21.8	17.2	—	(0.9)	(7.3)	30.8
Valuation allowance for income taxes	90.8	53.5	—	—	(11.0)	133.3

(1)	Uncollectible amounts, dispositions charged against the reserve and utilization of net operating losses.

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.

(a) (3) Exhibits.

See (b) below

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Ref.	Description
2.1	(1)	Agreement and Plan of Merger, by and among Chase Acquisition I, Inc., Chase Merger Sub, Inc., RBS Global, Inc. and TC Group, L.L.C, dated as of May 24, 2006. The Registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.1 to the Commission upon request.

2.2	(2)	Purchase Agreement, dated as of October 11, 2006, between RBS Global, Inc. and Jupiter Acquisition, LLC.

2.3	(3)	Stock Purchase Agreement dated as of September 27, 2002, by and among RBS Acquisition Corporation, Invensys plc, BTR Inc., BTR (European Holdings) BV, BTR Industries GmbH, Dunlop Vermögensverwaltungsgesellschaft GmbH, Brook Hansen Inc., Invensys France SAS, Invensys Holdings Ltd., Hansen Transmissions International Ltd., Hawker Siddeley Management Ltd. and BTR Finance BV. The registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.3 to the Commission upon request.

2.4	(4)	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Corporation, Hamilton Sundstrand Corporation and The Falk Corporation. The registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.4 to the Commission upon request.

2.5	(13)	Merger Agreement by and among Zurn Industries, LLC, Zurn Acquisition Sub Inc., GA Industries, Inc. and Certain Shareholders dated as of December 20, 2007.

3.1	(15)	Form of Amended and Restated Certificate of Incorporation of RBS Global, Inc., as further amended.

3.1(a)		Amendment of the Certificate of Incorporation of RBS Global, Inc. dated October 29, 2008

3.2	(5)	Certificate of Formation of Rexnord LLC.

3.3	(6)	Certificate of Incorporation of Falk Service Corporation.

3.4	(3)	Restatement of Articles of Incorporation of Prager Incorporated.

3.5	(3)	Certificate of Incorporation of PT Components Inc.

3.6	(3)	Certificate of Incorporation of RBS Acquisition Corporation.

3.7	(3)	Certificate of Formation of RBS China Holdings, L.L.C.

3.8	(5)	Certificate of Formation of Rexnord Industries, LLC.

3.9	(3)	Certificate of Incorporation of Rexnord International Inc.

3.10	(3)	Certificate of Incorporation of W.M. Berg Inc.

3.11	(11)	Certificate of Formation of Zurn Industries, LLC

3.12	(5)	Certificate of Incorporation of OEP, Inc.

3.13	(5)	Certificate of Incorporation of OEI, Inc.

3.14	(5)	Certificate of Incorporation of Krikles, Inc.

3.15	(5)	Certificate of Incorporation of Krikles Europe U.S.A. Inc.

3.16	(5)	Certificate of Incorporation of Krikles Canada U.S.A. Inc.

3.17	(5)	Certificate of Incorporation of Zurco, Inc.

3.18	(5)	Certificate of Incorporation of Zurn (Cayman Islands), Inc.

3.19	(5)	Certificate of Incorporation of Zurn PEX, Inc.

3.20	(5)	Certificate of Incorporation of USI Atlantic Corp.

3.21	(5)	Certificate of Incorporation of Environmental Energy Company

3.22	(5)	Certificate of Incorporation of HL Capital Corp.

3.23	(5)	Certificate of Incorporation of Zurnacq of California, Inc.

3.24	(5)	Certificate of Incorporation of Zurn Constructors, Inc.

3.25	(5)	Certificate of Incorporation of Gary Concrete Products, Inc.

3.26	(5)	Certificate of Incorporation of Sanitary-Dash Manufacturing Co. Inc.

3.27	(5)	Certificate of Incorporation of Zurn EPC Services, Inc.

3.28	(5)	Certificate of Incorporation of Zurn Industries, Inc.

3.29		Amended and Restated By-Laws of RBS Global Inc. as adopted on May 20, 2008

3.30		Amended and Restated Limited Liability Company Agreement of Rexnord LLC adopted May 20, 2008

3.31	(6)	Amended and Restated By-Laws of The Falk Service Corporation.

3.32	(3)	Amended and Restated By-Laws of Prager Incorporated.

3.33	(7)	Amended and Restated By-Laws of PT Components Inc.

3.34	(3)	By-Laws of RBS Acquisition Corporation.

3.35	(3)	Limited Liability Company Agreement of RBS China Holdings, L.L.C.

3.36	(5)	Limited Liability Company Agreement of Rexnord Industries, LLC.

3.37	(7)	Amended and Restated By-Laws of Rexnord International Inc.

3.38	(7)	Amended and Restated By-Laws of W.M. Berg Inc.

3.39	(11)	Limited Liability Company Agreement of Zurn Industries, LLC

3.40	(5)	By-Laws of OEP, Inc.

3.41	(5)	By-Laws of OEI, Inc.

3.42	(5)	By-Laws of Krikles, Inc.

3.43	(5)	By-Laws of Krikles Europe U.S.A. Inc.

3.44	(5)	By-Laws of Krikles Canada U.S.A. Inc.

3.45	(5)	By-Laws of Zurco, Inc.

3.46	(5)	By-Laws of Zurn (Cayman Islands), Inc.

3.47	(5)	By-Laws of Zurn PEX, Inc.

3.48	(5)	By-Laws of USI Atlantic Corp.

3.49	(5)	By-Laws of Environmental Energy Company

3.50	(5)	By-Laws of HL Capital Corp.

3.51	(5)	By-Laws of Zurnacq of California, Inc.

3.52	(5)	By-Laws of Zurn Constructors, Inc.

3.53	(5)	By-Laws of Gary Concrete Products, Inc.

3.54	(5)	By-Laws of Sanitary-Dash Manufacturing Co. Inc.

3.55	(5)	By-Laws of Zurn EPC Services, Inc.

3.56	(5)	By-Laws of Zurn Industries, Inc.

3.57	(15)	Certificate of Formation of GA Industries Holdings, LLC

3.58	(15)	Limited Liability Company Agreement of GA Industries Holdings, LLC

4.1	(5)	Senior Note Indenture with respect to the 8 7/8% Senior Notes due 2016, among RBS Global, Inc., Rexnord LLC and Wells Fargo Bank, National Association, dated as of February 7, 2007.

4.2	(5)	First Supplemental Indenture with respect to the 8 7/8 % Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.

4.3	(11)	Second Supplemental Indenture with respect to the 8 7/8 % Senior Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.

4.4	(5)	Registration Rights Agreement with respect to the 8 7/8 % Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.

4.5	(9)	Form of Unrestricted Global Note evidencing the 8 7/8% Senior Notes due 2016.

4.6	(1)	Senior Note Indenture with respect to the 9 1/2% Senior Notes due 2014, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.7	(1)	First Supplemental Indenture with respect to the 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.8	(5)	Second Supplemental Indenture with respect to the 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.

4.9	(11)	Third Supplemental Indenture with respect to the 9 1/2 % Senior Notes due 2014, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.

4.10	(1)	Registration Rights Agreement with respect to the 9 1/2% Senior Notes due 2014, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

4.11	(5)	Registration Rights Agreement with respect to the Additional 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.

4.12	(5)	Form of Unrestricted Global Note evidencing the 9 1/2% Senior Notes due 2014.

4.13	(1)	Senior Subordinated Note Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.14	(1)	First Supplemental Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, dated as of July 21, 2006.

4.15	(5)	Second Supplemental Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.

4.16	(11)	Third Supplemental Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.

4.17	(1)	Registration Rights Agreement with respect to the 11 3/4% Senior Subordinated Notes due 2016, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

4.18	(5)	Form of Unrestricted Global Note evidencing the 11 3 /4% Senior Subordinated Notes due 2016.

4.19	(3)	Senior Subordinated Note Indenture, with respect to the 10 1/8% Senior Subordinated Notes due 2012, by and among Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of November 25, 2002.

4.20	(3)	First Supplemental Indenture, with respect to the 10 1 /8% Senior Subordinated Notes due 2012, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of November 22, 2002.

4.21	(10)	Second Supplemental Indenture, with respect to the 10 1 /8% Senior Subordinated Notes due 2012, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of June 19, 2006.

4.22	(12)	Fourth Supplemental Indenture with respect to the 9 1 /2 % Senior Notes due 2014, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of February 1, 2008.

4.23	(12)	Third Supplemental Indenture with respect to the 8 7 /8 % Senior Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of February 1, 2008.

4.24	(12)	Fourth Supplemental Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 1, 2008.

4.25	(19)	Indenture with respect to the 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of April 29, 2009.

4.26	(19)	Registration Rights Agreement with respect to the offers to exchange (A) RBS Global Inc.’s and Rexnord LLC’s (collectively “Guarantors”) new 9 1/2% Senior Notes due 2014 (the “Initial Notes”) fully and unconditionally guaranteed by the Guarantors for any and all of the Guarantors outstanding 8.875% Senior Notes due 2016 (the “Old 2016 Notes”), (B) the Initial Notes for any and all of Rexnord Holdings, Inc.’s (“Rexnord Holdings”) outstanding PIK Toggle Senior Notes due 2013 (the “PIK Notes” and, together with the Old 2016 Notes, the “Old Notes”) and (C) the Initial Notes for any and all of Rexnord Holdings’ loans outstanding under the credit agreement dates as of March 2, 2007, among Rexnord Holdings, the lenders party thereto, Credit Suisse, as Administrative Agent and Banc of America Bridge LLC, as Syndication Agent.

10.1	(1)	Employment Agreement between Rexnord LLC and Robert A. Hitt, dated July 21, 2006.*

10.2	(15)	Amended and Restated Management Consulting Agreement among Rexnord Corporation, George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, effective February 7, 2007.*

10.3	(15)	Amended and Restated Management Consulting Agreement by and between Rexnord Holdings, Inc. and Apollo Management VI, L.P., dated February 7, 2007.*

10.4	(1)	Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other stockholders, dated July 21, 2006.*

10.5	(1)	Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006.

10.6	(1)	Form of Special Signing Bonus Plan Participation Letter.*

10.7	(11)	Form of Rexnord Holdings, Inc. 2006 Stock Option Plan, as amended.*

10.8	(11)	Form of Executive Non-Qualified Stock Option Agreement.*

10.9	(1)	Form of Consultant Non-Qualified Stock Option Agreement.*

10.10	(1)	Form of Director Non-Qualified Stock Option Grant.*

10.11	(3)	Form of Rexnord Non-Union Pension Plan.*

10.12	(3)	Form of Rexnord Supplemental Pension Plan.*

10.13	(3)	Form of Rexnord Corporation Executive Bonus Plan.*

10.14	(1)	Credit Agreement among Chase Acquisition I, Inc., Chase Merger Sub, Inc., Rexnord Corporation, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Bear, Stearns & Co. Inc. and Lehman Brothers Inc., as co-documentation Agents, dated as of July 21, 2006.

10.15	(8)	Incremental Facility Amendment, dated as of February 7, 2007, to the Credit Agreement dated as of July 21, 2006, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, Merrill Lynch Capital Corporation, as administrative agent and the Lenders listed.

10.16	(11)	Employment Agreement between Rexnord LLC and Alex P. Marini, dated as of February 7, 2007.*

10.17	(14)	Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among the Originators, Rexnord Industries, LLC as Servicer, and Rexnord Funding LLC.

10.18	(14)	Receivables Funding and Administration Agreement, dated September 26, 2007, by and among Rexnord Funding LLC and General Electric Capital Corporation.

10.19	(16)	Rexnord LLC Fiscal Year 2009 Consolidated Management Incentive Plan *

10.20	(16)	Rexnord LLC Fiscal Year 2009 Water Management Incentive Compensation Plan *

10.21	(16)	Rexnord Supplemental Retirement Plan adopted May 1, 2008 *

10.22	(17)	Letter of Clarification Related to July 21, 2006 Employment Agreement between Rexnord LLC and Robert A. Hitt dated September 8, 2008 *

10.23	(17)	Letter of Clarification Related to Employment Agreement between Rexnord LLC and Alex P. Marini dated September 8, 2008 *

10.24	(18)	Rexnord Supplemental Executive Retirement Plan As Amended Effective January 1, 2008 *

12.1		Computation of ratio of earnings to fixed charges.

21.1		List of Subsidiaries of the registrants.

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

(1)	Incorporated by reference to the Form 8-K/A filed by the registrants on July 27, 2006.
(2)	Incorporated by reference to the Form 10-Q filed by the registrants on November 8, 2006.
(3)	Incorporated by reference to the Form S-4 Registration Statement (SEC File No. 33-10242) filed by the registrants
(4)	Incorporated by reference to the Form 8-K filed by the registrants on May 19, 2005.
(5)	Incorporated by reference to the S-4 Registration Statement (SEC File No. 33-140040) filed by the registrants.
(6)	Incorporated by reference to the Form 10-Q filed by the registrants on August 10, 2005.
(7)	Incorporated by reference to the Form 10-K filed by the registrants on June 15, 2005.
(8)	Incorporated by reference to the Form 10-Q filed by the registrants on February 13, 2007.
(9)	Incorporated by reference to the S-4 Registration Statement (SEC File No. 33-141121) filed by the registrants.
(10)	Incorporated by reference to the Form 8-K filed by the registrants on June 19, 2006.
(11)	Incorporated by reference to the Form 10-K filed by the registrants on May 25, 2007.
(12)	Incorporated by reference to the Form 10-Q filed by the registrants on February 5, 2008.
(13)	Incorporated by reference to the Form 8-K filed by the registrants on December 21, 2007.
(14)	Incorporated by reference to the Form 8-K filed by the registrants on October 1, 2007.
(15)	Incorporated by reference to the Form 10-K filed by the registrants on May 23, 2008.
(16)	Incorporated by reference to the Form 10-Q filed by the registrants on August 8, 2008.
(17)	Incorporated by reference to the Form 10-Q filed by the registrants on November 5, 2008.
(18)	Incorporated by reference to the Form 10-Q filed by the registrants on January 10, 2009
(19)	Incorporated by reference to the Form 8-K filed by the registrants on April 30, 2009.
*	Denotes management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC.

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date:	May 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President, Chief Executive Officer	May 29, 2009
Robert A. Hitt	(Principal Executive Officer) and Director

/s/ TODD A. ADAMS	Senior Vice President and Chief Financial Officer	May 29, 2009
Todd A. Adams	(Principal Financial and Accounting Officer)

/s/ GEORGE M. SHERMAN	Chairman of the Board	May 29, 2009
George M. Sherman

/s/ LAURENCE M. BERG	Director	May 29, 2009
Laurence M. Berg

/s/ PETER P. COPSES	Director	May 29, 2009
Peter P. Copses

/s/ DAMIAN GIANGIACOMO	Director	May 29, 2009
Damian Giangiacomo

/s/ PRAVEEN R. JEYARAJAH	Director	May 29, 2009
Praveen R. Jeyarajah

/s/ STEVEN MARTINEZ	Director	May 29, 2009
Steven Martinez

/s/ JOHN S. STROUP	Director	May 29, 2009
John S. Stroup

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2009 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD LLC

By:	/s/ ROBERT A. HITT
Name:	Robert A. Hitt
Title:	President and Chief Executive Officer
Date:	May 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ ROBERT. A. HITT	President and Chief Executive Officer	May 29, 2009
Robert A. Hitt	(Principal Executive Officer) and Director

/s/ TODD A. ADAMS	Senior Vice President and Chief Financial Officer	May 29, 2009
Todd A. Adams	(Principal Financial and Accounting Officer)

/s/ GEORGE C. MOORE	Director	May 29, 2009
George C. Moore

/s/ GEORGE M. SHERMAN	Director	May 29, 2009
George M. Sherman

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2009 fiscal year.