Form 10-Q
period 2009-06-27
REXNORD LLC; RBS GLOBAL INC
filed 2009-08-05
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 27, 2009
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

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

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Millions, except share amounts)

(Unaudited)

	June 27, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$318.0	$277.5
Receivables, net	239.3	258.8
Inventories, net	299.1	327.1
Other current assets	27.0	29.0

Total current assets	883.4	892.4
Property, plant and equipment, net	406.2	413.5
Intangible assets, net	724.7	736.4
Goodwill	1,011.4	1,010.9
Insurance for asbestos claims	90.0	90.0
Other assets	64.7	61.6

Total assets	$3,180.4	$3,204.8

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$7.9	$8.1
Trade payables	102.2	134.6
Income taxes payable	4.1	3.7
Deferred income taxes	11.3	10.8
Compensation and benefits	50.6	62.1
Current portion of pension obligations	2.6	2.6
Current portion of postretirement benefit obligations	2.2	2.2
Interest payable	55.3	24.3
Other current liabilities	94.9	95.2

Total current liabilities	331.1	343.6
Long-term debt	2,237.3	2,132.4
Pension obligations	136.4	134.5
Postretirement benefit obligations	24.6	24.8
Deferred income taxes	265.8	263.6
Reserve for asbestos claims	90.0	90.0
Other liabilities	60.9	58.5

Total liabilities	3,146.1	3,047.4
Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid in capital	559.4	662.6
Retained deficit	(398.2)	(374.2)
Accumulated other comprehensive loss	(127.0)	(131.1)

Total stockholders’ equity	34.3	157.4

Total liabilities and stockholders’ equity	$3,180.4	$3,204.8

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Millions)

(Unaudited)

	First Quarter Ended
	June 27, 2009	June 28, 2008
Net sales	$367.9	$496.1
Cost of sales	253.3	334.2

Gross profit	114.6	161.9
Selling, general and administrative expenses	76.0	86.1
Restructuring and other similar charges	2.4	—
Amortization of intangible assets	12.1	12.5

Income from operations	24.1	63.3
Non-operating expense:
Interest expense, net	(44.3)	(44.5)
Other expense, net	(1.0)	(2.2)

Income (loss) before income taxes	(21.2)	16.6
Provision for income taxes	2.8	7.5

Net income (loss)	$(24.0)	$9.1

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Millions)

(Unaudited)

	First Quarter Ended
	June 27, 2009	June 28, 2008
Operating activities
Net income (loss)	$(24.0)	$9.1
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	14.5	14.6
Amortization of intangible assets	12.1	12.5
Amortization of original net bond discount	0.2	—
Accretion of original bond premium	—	(0.3)
Amortization of deferred financing costs	2.7	2.6
Loss on dispositions of property, plant and equipment	—	0.3
Equity in earnings of unconsolidated affiliates	—	0.2
Other non-cash charges (credits)	(6.9)	0.7
Stock-based compensation expense	1.3	1.8
Changes in operating assets and liabilities:
Receivables	14.5	(22.9)
Inventories	30.7	(3.3)
Other assets	2.4	(2.2)
Accounts payable	(33.5)	(16.0)
Accruals and other	34.9	21.8

Cash provided by operating activities	48.9	18.9
Investing activities
Expenditures for property, plant and equipment	(4.6)	(11.0)
Proceeds from surrender of life insurance policies	—	0.9

Cash used for investing activities	(4.6)	(10.1)
Financing activities
Repayments of long-term debt	(0.6)	(0.1)
Payment of financing fees	(4.9)	—

Cash used for financing activities	(5.5)	(0.1)
Effect of exchange rate changes on cash and cash equivalents	1.7	0.4

Increase in cash and cash equivalents	40.5	9.1
Cash and cash equivalents at beginning of period	277.5	141.9

Cash and cash equivalents at end of period	$318.0	$151.0

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 27, 2009

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the “Company”). These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2010. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 on April 1, 2008; see Note 10 for disclosures required under SFAS 157. On April 1, 2009, the Company adopted the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities. See additional disclosures related to the adoption of the provisions of FSP FAS 157-2 within Note 10.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company adopted this statement on April 1, 2009. The impact of the adoption of SFAS 141(R) on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed subsequent to April 1, 2009. Currently, the Company has not made any business acquisitions subsequent to April 1, 2009. While SFAS 141(R) generally applies only to transactions that close after its effective date, the amendments to SFAS 109 and FIN 48 are applied prospectively as of the adoption date and apply to business combinations with acquisition dates before the effective date of SFAS 141(R). The Company estimates that approximately $64.0 million and $34.7 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods would impact income tax expense instead of goodwill as a result of SFAS 141(R).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on December 28, 2008, the beginning of the Company’s fiscal 2009 fourth quarter. See Note 9 for disclosures required under the provisions of SFAS 161.

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

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires companies, if applicable, to disclose any subsequent events either as recognized subsequent events or non-recognized subsequent events. SFAS 165 also modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued and requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 during the quarter ended June 27, 2009. The Company’s evaluation of subsequent events is disclosed within this footnote in the section titled “Evaluation of Subsequent Events” below.

Evaluation of Subsequent Events

The Company evaluated subsequent events from the balance sheet date of June 27, 2009 through August 5, 2009 (the date of this filing) and has concluded that no subsequent events have occurred during this period.

Fair Value of Non-Derivative Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 27, 2009 and March 31, 2009 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the Condensed Consolidated Balance Sheets as of June 27, 2009 and March 31, 2009 was approximately $2,245.2 million and $2,140.5 million, respectively, whereas the fair value of long-term debt as of June 27, 2009 and March 31, 2009 was approximately $1,907.9 million and $1,689.6 million, respectively. The fair value is based on quoted market prices for the same issues.

2. Restructuring and Other Similar Costs

During the third quarter of our fiscal 2009 year (quarter ended December 27, 2008), the Company commenced certain restructuring actions to reduce operating costs and improve profitability. The Company continued to execute certain restructuring actions during the first quarter ended June 27, 2009. The restructuring charge taken during the first quarter ended June 27, 2009 consisted of $2.4 million of severance costs related to workforce reductions of approximately 400 employees, or a 6.5% reduction from the Company’s March 31, 2009 employee base. The following table summarizes the restructuring costs incurred during the first quarter ended June 27, 2009 and the total restructuring costs incurred to date (the period from September 28, 2008 to June 27, 2009) by reportable segment (in millions):

	Quarter Ended June 27, 2009
	Power Transmission	Water Management	Corporate	Consolidated
Severance costs	$1.9	$0.5	$—	$2.4

	Restructuring costs to date (Period from September 28, 2008 to June 27, 2009)
	Power Transmission	Water Management	Corporate	Consolidated
Severance costs	$17.9	$2.5	$0.2	$20.6
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	—	2.5	—	2.5
Lease termination and other costs	0.5	0.1	—	0.6

Total restructuring and other similar costs	$18.4	$8.3	$0.2	$26.9

The following table summarizes the activity in the Company’s restructuring reserve for the quarter ended June 27, 2009 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2009	$12.6	$0.6	$13.2
Charges	2.4	—	2.4
Cash payments	(6.7)	(0.1)	(6.8)
Currency translation adjustment	0.2	—	0.2

Restructuring reserve, June 27, 2009 (1)	$8.5	$0.5	$9.0

(1)	The restructuring reserve is included in other current liabilities on the condensed consolidated balance sheets.

The remaining accrued severance costs will be paid during the remainder of fiscal 2010.

3. Income Taxes

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

The effective income tax rate for the first quarter of fiscal 2010 was (13.2)% versus 45.2% in the first quarter of fiscal 2009. The income tax expense, associated with the loss before income taxes, for the first quarter of fiscal 2010 is due to the effect of the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to current period U.S. federal net operating loss and foreign tax credits generated for which realization of such benefits is not deemed more likely than not. The effective tax rate for the first quarter of fiscal 2009 is higher than the U.S. federal statutory rate of 35% mainly due to the effect of the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not.

At June 27, 2009, the Company had a $44.9 million liability for unrecognized net tax benefits. At March 31, 2009, the Company’s total liability for unrecognized net tax benefits was $42.5 million. Due to the adoption of SFAS 141(R), effective April 1, 2009, the entire amount of $44.9 million of unrecognized tax benefits as of June 27, 2009 would impact income tax expense instead of goodwill if recognized in a future period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 27, 2009 and March 31, 2009, the total amount of gross, unrecognized tax benefits includes $14.6 million and $14.0 million of accrued interest and penalties, respectively. The Company recognized $0.3 million of net interest and penalties as income tax expense during the quarter ended June 27, 2009. The Company recognized $0.4 million of net interest and penalties as income tax expense during the quarter ended June 28, 2008.

The Company or one or more of its subsidiaries conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. In addition, the Company is currently undergoing an examination of its U.S. federal income tax returns by the Internal Revenue Service (“IRS”) for the tax periods ended March 31, 2006 and July 21, 2006. The IRS’ examination for these tax periods began in January 2009. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for years ending prior to fiscal 2006, state and local income tax examinations for years ending prior to fiscal 2005 or significant foreign income tax examinations for years ending prior to fiscal 2004. With respect to the Company’s U.S. federal net operating loss (“NOL”) carryforward, fiscal year 2003 is open under statutes of limitations; whereby, the IRS may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforward to future, open tax years.

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in millions):

	First Quarter Ended
	June 27, 2009	June 28, 2008
Net income (loss)	$(24.0)	$9.1
Other comprehensive income:
Unrealized gain on interest rate derivatives, net of tax	1.7	2.9
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains (losses), net of tax	2.0	0.1
Foreign currency translation adjustments	0.4	1.4

Comprehensive income (loss)	$(19.9)	$13.5

5. Inventories

The major classes of inventories are summarized as follows (in millions):

	June 27, 2009	March 31, 2009
Finished goods	$191.3	$208.6
Work in progress	49.8	54.8
Raw materials	37.4	41.8

Inventories at First-in, First-Out (“FIFO”) cost	278.5	305.2
Adjustment to state inventories at Last-in, First-Out (“LIFO”) cost	20.6	21.9

	$299.1	$327.1

6. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill and identifiable intangible assets for the first quarter ended June 27, 2009 by operating segment, are presented below (dollars in millions):

	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Amortizable Intangible Assets			Total Identifiable Intangible Assets Excluding Goodwill
			Customer Relationships	Patents	Non-Compete
Power Transmission
Net carrying amount as of March 31, 2009	$852.3	$191.9	$197.0	$10.3	$—	$399.2
Amortization	—	—	(6.8)	(0.4)	—	(7.2)

Net carrying amount as of June 27, 2009	$852.3	$191.9	$190.2	$9.9	$—	$392.0

Water Management
Net carrying amount as of March 31, 2009	$158.6	$100.7	$222.3	$14.1	$0.1	$337.2
Amortization	—	—	(4.4)	(0.5)	—	(4.9)
Currency translation adjustment	0.5	0.3	0.1	—	—	0.4

Net carrying amount as of June 27, 2009	$159.1	$101.0	$218.0	$13.6	$0.1	$332.7

Consolidated
Net carrying amount as of March 31, 2009	$1,010.9	$292.6	$419.3	$24.4	$0.1	$736.4
Amortization	—	—	(11.2)	(0.9)	—	(12.1)
Currency translation adjustment	0.5	0.3	0.1	—	—	0.4

Net carrying amount as of June 27, 2009	$1,011.4	$292.9	$408.2	$23.5	$0.1	$724.7

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 27, 2009 and March 31, 2009 are as follows (in millions):

	Weighted Average Useful Life	June 27, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.1	$(12.6)	$23.5
Customer relationships (including distribution network)	12 Years	528.9	(120.7)	408.2
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.9	—	292.9

		$858.0	$(133.3)	$724.7

	Weighted Average Useful Life	March 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.1	$(11.7)	$24.4
Customer relationships (including distribution network)	12 Years	528.8	(109.5)	419.3
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.6	—	292.6

		$857.6	$(121.2)	$736.4

Intangible asset amortization expense totaled $12.1 million and $12.5 million for the first quarter ended June 27, 2009 and June 28, 2008, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $48.2 million in fiscal year 2010 (inclusive of $12.1 million of amortization expense recognized in the first quarter ended June 27, 2009), $48.1 million in fiscal year 2011, $47.6 million in fiscal year 2012, $47.1 million in fiscal year 2013 and $47.0 million in fiscal year 2014.

7. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 27, 2009	March 31, 2009
Taxes, other than income taxes	$5.2	$4.8
Sales rebates	14.3	15.1
Restructuring obligations (1)	9.0	13.2
Customer advances	24.9	23.3
Product warranty	8.5	7.2
Commissions	7.0	6.5
Risk management reserves (2)	4.3	4.0
Derivative liability (3)	3.6	5.7
Other	18.1	15.4

	$94.9	$95.2

(1)	See more information related to the restructuring obligations balance within Note 2.

(2)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.

(3)	Represents the fair value of the Company’s interest rate collar and 5.14% interest rate swap. See more information regarding the interest rate collar and swap within Note 9.

8. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	June 27, 2009	March 31, 2009
Term loans	$765.5	$765.5
Borrowings under revolving credit facility	82.7	82.7
Borrowings under accounts receivable securitization facility	30.0	30.0
9.50% Senior notes due 2014 (1)	978.1	802.2
8.875% Senior notes due 2016	79.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	9.6	9.8

Total	2,245.2	2,140.5
Less current portion	7.9	8.1

Long-term debt	$2,237.3	$2,132.4

(1)	Includes a net unamortized bond issue discount of $13.2 million at June 27, 2009 and an unamortized bond issue premium of $7.2 million at March 31, 2009.

The Company borrows under certain secured credit facilities with a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of June 27, 2009, the Company’s outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $195.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.00% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at June 27, 2009 was 4.41%.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. On September 15, 2008 Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”), who have a 5% or $7.5 million credit commitment under the Company’s $150.0 million credit facility, filed for bankruptcy. Therefore, the availability under the Company’s $150.0 million revolving credit facility has been temporarily reduced by $7.5 million until such time as a replacement lender covers this credit commitment. In addition, $31.1 million and $30.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at June 27, 2009 and March 31, 2009, respectively. Outstanding borrowings under the revolving credit facility were $82.7 million as of June 27, 2009 and March 31, 2009 and are classified within long-term debt in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings under the revolving credit facility at June 27, 2009 was 2.13%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). The Company also must pay customary letter of credit and agency fees.

As of June 27, 2009, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $8.5 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of June 27, 2009, the senior secured bank leverage ratio was 1.66 to 1.00.

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

Upon settlement of the exchange offer, (i) approximately $71.0 million principal amount of Old 2016 Notes had been validly tendered and not withdrawn for exchange for New Senior Notes, (ii) approximately $235.7 million principal amount of Old Holdco Notes had been validly tendered and not withdrawn for exchange for New Senior Notes, and (iii) approximately $7.9 million principal amount of Holdco Loans had been validly surrendered and not withdrawn for exchange for New Senior Notes. Based on the principal amount of Old Notes and Holdco Loans validly tendered and accepted, approximately $196.3 million of aggregate principal of New Senior Notes was issued in exchange for such Old Notes and Holdco Loans (excluding a net original issue discount of $20.6 million).

In addition, the Company also incurred $11.1 million of transaction costs ($0.2 million of these transaction costs were issued in the form of New Senior Notes) to complete the exchange offer, of which $5.1 million was capitalized as deferred financing costs.

The Company accounted for the debt exchange transaction pursuant to Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). Pursuant to EITF 96-19, the exchange of the Company’s Old 2016 Notes did not constitute a significant modification of debt (that is, the change in the present value of expected cash flows under the terms of the modified debt as compared to the present value of expected cash flows under the original debt was less than 10%). Therefore, the carrying value of the $71.0 million in Old 2016 Notes tendered was carried-forward as the net carrying value of the New Senior Notes, inclusive of a $5.5 million original issue premium. The premium is a result of the difference between the $71.0 million carrying value of the Old 2016 notes and the $65.5 million of corresponding face value of New Senior Notes issued with respect to this component of the exchange. This premium will be amortized as a reduction to interest expense (via the effective interest method) over the life of the New Senior Notes in conformity with EITF 96-19.

In connection with the $235.7 million of Old Holdco Notes and $7.9 million of Holdco Loans tendered in the exchange, the Company issued approximately $130.6 million of face value of New Senior Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding New Senior Notes issued) to its indirect parent, Rexnord Holdings, Inc.

Post-exchange offer, the Company has issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bear interest at a rate of 9.50% per annum and which will mature on August 1, 2014. This amount includes $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the New Senior Notes and the Company’s previously existing 9.50% senior notes are substantially similar with the exception of interest payment dates. Interest on the $795 million of previously existing 9.50% senior notes is payable on February 1 and August 1, while interest on the $196.3 million of New Senior Notes is payable on May 1 and November 1.

As of June 27, 2009, a total of $79.0 million in aggregate principal amount of 8.875% senior notes due 2016 remained outstanding. These notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016.

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

Further, on or after August 1, 2011 (or in the case of the 9.50% senior notes due 2014, on or after August 1, 2010), the indentures permit optional redemption of the notes, in whole or in part upon not less than 30 and not more than 60 days’ prior notice, at the redemption prices stated in the indentures.

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

At June 27, 2009 and March 31, 2009, various wholly-owned subsidiaries had additional debt of $9.6 million and $9.8 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

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

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program are recorded within “Interest expense, net” in the consolidated statement of operations with respect to revolving loans or letters of credit obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus 1.35%, which at June 27, 2009 was 1.67%. Outstanding borrowings mature on September 26, 2012. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis.

At June 27, 2009, $30.0 million is currently outstanding under the Program and is classified as long term debt in the consolidated balance sheets. At June 27, 2009 the Company’s available borrowing capacity under the AR Securitization Program was $67.3 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of June 27, 2009, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

9. Derivative Financial Instruments

The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward exchange contracts and interest rate swap and collar contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes. See below for a description of the Company’s derivative financial instruments.

Foreign Currency Forward Contracts

The Company periodically enters into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flow requirements expected to occur during the fiscal year. The Company currently has entered into forward foreign currency contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”) as well as USD for CAD. The forward contracts currently in place expire between July and March of fiscal 2010 and have notional amounts of $14.0 million CAD ($12.7 million USD) and $2.5 million USD ($3.1 million CAD) and contract rates ranging from $1CAD:$0.8042 USD to $1CAD:$0.9066 USD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with SFAS 133 and as such were marked to market through earnings. See the amount recorded on the balance sheets and recognized within the income statements related to the Company’s foreign currency forward contracts within the tables below.

Interest Rate Collar and Swaps

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. During the first quarter ended June 27, 2009, the Company entered into two forward starting interest rate swaps to hedge the variability in future cash flows associated with the Company’s variable rate term loan. The first interest rate swap entered into on May 18, 2009 converts $120.0 million of the Company’s variable-rate term loans to a fixed interest rate of 2.08% plus the applicable margin. The second interest rate swap entered into on June 26, 2009 converts $125.0 million of the Company’s variable-rate term loans to a fixed rate of 2.39% plus applicable margin. Both interest rate swaps become effective beginning on October 20, 2009 and mature on July 20, 2012. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS 133. The fair value of these interest rate derivatives are recorded on the Company’s consolidated balance sheet with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the balance sheets and recognized within the income statements related to the Company’s interest rate collar and swaps within the tables below.

The Company’s derivatives are measured at fair value in accordance with SFAS 157. See Note 10 for more information as it relates to the fair value measurement of the Company’s derivative financial instruments.

The following tables indicate the location and the fair value of the Company’s derivative instruments within the consolidated balance sheet segregated between designated, qualifying SFAS 133 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Fair value of derivatives designated as hedging instruments under SFAS 133:

	Asset Derivatives
	June 27, 2009	March 31, 2009	Balance Sheet Classification
2.08% Interest rate swap	0.8	—	Other long-term assets

	Liability Derivatives
	June 27, 2009	March 31, 2009	Balance Sheet Classification
Interest rate collar	$(2.7)	$(4.2)	Other current liabilities
5.14% Interest rate swap	(0.9)	(1.5)	Other current liabilities
2.39% Interest rate swap	(0.2)	—	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under SFAS 133:

	June 27, 2009	March 31, 2009	Balance Sheet Classification
Foreign currency forward contracts	$0.8	$—	Other current assets

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

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivative Instruments designated as cash flow hedging relationships under SFAS 133				First Quarter Ended
	June 27, 2009	March 31, 2009		June 27, 2009	June 28, 2008
Interest rate contracts	$(1.8)	$(3.5)	Interest expense, net	$(2.6)	$(1.0)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount Recognized in Other income (expense), net
Derivative Instruments not designated as hedging instruments under SFAS 133		First Quarter Ended

		June 27, 2009	June 28, 2008
Foreign exchange forward contracts	Other income (expense), net	$0.9	$(0.7)

The Company currently expects to reclassify $4.5 million within accumulated other comprehensive loss into earnings (as interest expense) during the next year.

10. Fair Value Measurements

The Company adopted SFAS 157, effective April 1, 2008 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective April 1, 2009, the Company adopted SFAS 157 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis.

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

The valuation methodologies and instruments the Company uses relating to financial instruments accounted for at fair value on a recurring basis include:

Interest Rate Collar and Swaps

The fair value of interest rate swap and collar derivatives is primarily based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.

Foreign exchange forward contracts

The fair value of foreign exchange forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates.

The following describes the valuation methodologies the Company uses to measure non-financial assets accounted for at fair value on a non-recurring basis.

Long-lived Assets and Intangible Assets

Long-lived assets (which includes property, plant and equipment and real estate) may be measured at fair value if such assets are held for sale or when there is a determination that the asset is impaired. Intangible assets (which includes patents, tradenames, customer relationships, and non-compete agreements) also may be measured at fair value when there is a determination that the asset is impaired. The determination of fair value for these assets is based on the best information available, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates.

The Company endeavors to utilize the best available information in measuring fair value. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of June 27, 2009 (in millions):

	Fair Value as of June 27, 2009
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
Assets:
Foreign exchange forward contracts	$—	$0.8	$—	$0.8	Other current assets
2.08% Interest rate swap	—	0.8	—	0.8	Other long-term assets

Total assets at fair value	$—	$1.6	$—	$1.6

Liabilities:
Interest rate collar	$—	$(2.7)	$—	$(2.7)	Other current liabilities
5.14% Interest rate swap	—	(0.9)	—	$(0.9)	Other current liabilities
2.39% Interest rate swap	—	(0.2)	—	$(0.2)	Other long-term liabilities

Total liabilities at fair value	$—	$(3.8)	$—	$(3.8)

During the quarter ended June 27, 2009, the Company did not incur any fair value adjustments on non-financial assets valued on a non-recurring basis.

11. Commitments and Contingencies

Warranties:

The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	First Quarter Ended
	June 27, 2009	June 28, 2008
Balance at beginning of period	$7.2	$6.8
Charged to operations	2.1	0.1
Claims settled	(0.8)	(0.7)

Balance at end of period	$8.5	$6.2

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

•

Approximately 600 lawsuits (with approximately 3,700 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary is a defendant in a pending multi-defendant lawsuit relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,700 claimants in this Prager lawsuit. The ultimate outcome of this lawsuit cannot presently be determined. To date, the Company’s insurance providers have paid 100% of the costs related to the Prager asbestos claims. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of this suit.

In connection with the Falk acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk, through its successor entity, is a defendant in approximately 180 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 1,400 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation.

As of June 27, 2009, Zurn and an average of approximately 100 other unrelated companies were defendants in approximately 5,750 asbestos related lawsuits representing approximately 33,750 claims. The suits allege damages in an aggregate amount of approximately $15.7 billion against all defendants. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

As of June 27, 2009, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $90.0 million of which Zurn expects to pay approximately $79.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, Zurn’s actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of June 27, 2009, is approximately $272.5 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $196.5 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $272.5 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of June 27, 2009, the Company recorded a receivable from its insurance carriers of $90.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $272.5 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $272.5 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

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

12. Retirement Benefits

The components of net periodic benefit cost (income) are as follows (in millions):

	First Quarter Ended
	June 27, 2009	June 28, 2008
Pension Benefits:
Service cost	$0.8	$1.2
Interest cost	8.9	8.8
Expected return on plan assets	(7.4)	(12.5)
Amortization of:
Prior service cost	0.1	0.1
Actuarial losses (gains)	3.6	—

Net periodic benefit cost (income)	$6.0	$(2.4)

Other Postretirement Benefits:
Service cost	$0.1	$0.1
Interest cost	0.4	0.8
Amortization:
Prior service cost	(0.5)	—
Actuarial losses (gains)	—	—

Net periodic benefit cost	$—	$0.9

In the first three months of fiscal 2010 and 2009, the Company made contributions of $0.8 million and $0.6 million, respectively, to its U.S. qualified pension plan trusts.

13. Stock Options

As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the acquisition of the Company by Apollo Management, L.P. (“Apollo”) on July 21, 2006, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of June 27, 2009, 539,242 of these rollover stock options remain outstanding.

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

There were no options granted under the Option plan during the first quarter ended June 27, 2009. For the first quarter ended June 27, 2009, the Company recorded $1.3 million of stock-based compensation expense. For the first quarter ended June 28, 2008, the Company recorded $1.8 million of stock-based compensation expense. As of June 27, 2009, there was $11.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

The following table presents the Company’s stock option activity during the first quarter of fiscal 2010:

		Period from April 1, 2009 through June 27, 2009		Period from April 1, 2008 through June 28, 2008
		Shares	Weighted Avg. Excercise Price	Shares	Weighted Avg. Excercise Price
Number of shares under option:
Outstanding at beginning of period	(1)	2,721,505	$17.69	2,795,887	$17.47
Granted		—	—	44,900	40.00
Exercised		—	—	—	—
Canceled/Forfeited		—	—	(1,185)	19.94

Outstanding at end of period	(1) (2)	2,721,505	$17.69	2,839,602	$17.82

Exercisable at end of period	(3)	1,202,065	$14.26	955,827	$12.71

(1)	Includes 539,242 roll-over options.

(2)	The weighted average remaining contractual life of options outstanding at June 27, 2009 is 7.4 years.

(3)	The weighted average remaining contractual life of options exercisable at June 27, 2009 is 7.3 years.

14. Business Segment Information

The results of operations are reported in two business segments, consisting of the Power Transmission platform and the Water Management platform. The Power Transmission platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment serving the industrial and aerospace markets. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management platform manufactures professional grade specification plumbing, PEX piping, commercial brass and water and wastewater treatment and control products serving the infrastructure, commercial and residential markets. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The financial information of the Company’s segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. Management evaluates the performance of each business segment based on its operating results.

Business Segment Information:

(In Millions)

	First Quarter Ended
	June 27, 2009	June 28, 2008
Net sales
Power Transmission	$234.4	$340.6
Water Management	133.5	155.5

Consolidated	$367.9	$496.1

Income from operations
Power Transmission	$14.6	$46.0
Water Management	19.2	23.1
Corporate	(9.7)	(5.8)

Consolidated	$24.1	$63.3

Non-operating expense:
Interest expense, net	(44.3)	(44.5)
Other expense, net	(1.0)	(2.2)

Income (loss) before income taxes	(21.2)	16.6
Provision (benefit) for income taxes	2.8	7.5

Net income	$(24.0)	$9.1

Restructuring and other similar costs (included in Income from operations)
Power Transmission	$1.9	$—
Water Management	0.5	—

Consolidated	$2.4	$—

Depreciation and Amortization
Power Transmission	$20.1	$20.1
Water Management	6.5	7.0

Consolidated	$26.6	$27.1

Capital Expenditures
Power Transmission	$3.3	$10.0
Water Management	1.3	1.0

Consolidated	$4.6	$11.0

	June 27, 2009	March 31, 2009
Total Assets
Power Transmission	$2,314.7	$2,324.0
Water Management	811.2	828.7
Corporate	54.5	52.1

Consolidated	$3,180.4	$3,204.8

15. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company at June 27, 2009 and March 31, 2009 and for the first quarter ended June 27, 2009 and June 28, 2008 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

June 27, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$268.1	$49.9	$—	$318.0
Receivables, net	—	171.6	67.7	—	239.3
Inventories, net	—	242.7	56.4	—	299.1
Other current assets	—	13.5	13.5	—	27.0

Total current assets	—	695.9	187.5	—	883.4
Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	316.9	89.3	—	406.2
Intangible assets, net	—	700.5	24.2	—	724.7
Goodwill	—	826.4	185.0	—	1,011.4
Investment in:
Guarantor subsidiaries	1,422.7	—	—	(1,422.7)	—
Non-guarantor subsidiaries	—	607.7	—	(607.7)	—
Insurance for asbestos claims	—	90.0	—	—	90.0
Other assets	55.1	6.0	3.6	—	64.7

Total assets	$1,502.5	$3,262.0	$446.3	$(2,030.4)	$3,180.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.6	$5.3	$—	$7.9
Trade payables	—	76.9	25.3	—	102.2
Income taxes payable	(11.5)	10.9	4.7	—	4.1
Deferred income taxes	15.2	(3.6)	(0.3)	—	11.3
Compensation and benefits	—	39.3	11.3	—	50.6
Current portion of pension obligation	—	0.3	2.3	—	2.6
Current portion of postretirement benefit obligations	—	2.2	—	—	2.2
Interest payable	53.1	2.0	0.2	—	55.3
Other current liabilities	5.1	66.3	23.5	—	94.9

Total current liabilities	63.9	194.9	72.3	—	331.1
Long-term debt	2,203.5	30.1	3.7	—	2,237.3
Note (receivable from) payable to affiliates, net	(962.8)	1,284.5	(321.7)	—	—
Pension obligations	—	97.2	39.2	—	136.4
Postretirement benefit obligations	—	24.6	—	—	24.6
Deferred income taxes	139.1	100.0	26.7	—	265.8
Reserve for asbestos claims	—	90.0	—	—	90.0
Other liabilities	24.5	18.0	18.4	—	60.9

Total liabilities	1,468.2	1,839.3	(161.4)	—	3,146.1
Total stockholders’ equity	34.3	1,422.7	607.7	(2,030.4)	34.3

Total liabilities and stockholders’ equity	$1,502.5	$3,262.0	$446.3	$(2,030.4)	$3,180.4

Condensed Consolidating Balance Sheet

March 31, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$232.5	$45.0	$—	$277.5
Receivables, net	—	183.0	75.8	—	258.8
Inventories, net	—	267.0	60.1	—	327.1
Other current assets	—	16.9	12.1	—	29.0

Total current assets	—	699.4	193.0	—	892.4
Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	325.3	88.2	—	413.5
Intangible assets, net	—	712.4	24.0	—	736.4
Goodwill	—	826.4	184.5	—	1,010.9
Investment in:
Guarantor subsidiaries	1,430.4	—	—	(1,430.4)	—
Non-guarantor subsidiaries	—	607.0	—	(607.0)	—
Insurance for asbestos claims	—	90.0	—	—	90.0
Other assets	51.9	6.2	3.5	—	61.6

Total assets	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.6	$5.5	$—	$8.1
Trade payables	—	96.3	38.3	—	134.6
Income taxes payable	(0.5)	0.6	3.6	—	3.7
Deferred income taxes	14.6	(3.4)	(0.4)	—	10.8
Compensation and benefits	—	51.6	10.5	—	62.1
Current portion of pension obligation	—	0.3	2.3	—	2.6
Current portion of postretirement benefit obligations	—	2.2	—	—	2.2
Interest payable	22.1	2.0	0.2	—	24.3
Other current liabilities	6.5	66.6	22.1	—	95.2

Total current liabilities	44.7	216.8	82.1	—	343.6
Long-term debt	2,098.7	30.1	3.6	—	2,132.4
Note (receivable from) payable to affiliates, net	(955.6)	1,277.8	(322.2)	—	—
Pension obligations	—	96.6	37.9	—	134.5
Postretirement benefit obligations	—	24.8	—	—	24.8
Deferred income taxes	137.5	100.8	25.3	—	263.6
Reserve for asbestos claims	—	90.0	—	—	90.0
Other liabilities	24.3	18.0	16.2	—	58.5

Total liabilities	1,349.6	1,854.9	(157.1)	—	3,047.4
Total stockholders’ equity	157.4	1,430.4	607.0	(2,037.4)	157.4

Total liabilities and stockholders’ equity	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Condensed Consolidating Statement of Operations

Three Months Ended June 27, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$290.6	$89.4	$(12.1)	$367.9
Cost of sales	—	199.5	65.9	(12.1)	253.3

Gross profit	—	91.1	23.5	—	114.6
Selling, general and administrative expenses	—	59.1	16.9	—	76.0
Restructuring and other similar charges	—	1.5	0.9	—	2.4
Amortization of intangible assets	—	12.0	0.1	—	12.1

Income from operations	—	18.5	5.6	—	24.1
Nonoperating income (expense):
Interest expense, net:
To third parties	(43.7)	(0.2)	(0.4)	—	(44.3)
To affiliates	27.9	(25.1)	(2.8)	—	—
Other, net	(6.7)	0.5	5.2	—	(1.0)

Income (loss) before income taxes	(22.5)	(6.3)	7.6	—	(21.2)
Provision (benefit) for income taxes	6.1	(6.0)	2.7	—	2.8

Income (loss) before equity in earnings of subsidiaries	(28.6)	(0.3)	4.9	—	(24.0)
Equity in earnings of subsidiaries	4.6	4.9	—	(9.5)	—

Net income (loss)	$(24.0)	$4.6	$4.9	$(9.5)	$(24.0)

Condensed Consolidating Statement of Operations

Three Months Ended June 28, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$390.3	$124.6	$(18.8)	$496.1
Cost of sales	—	264.4	88.6	(18.8)	334.2

Gross profit	—	125.9	36.0	—	161.9
Selling, general and administrative expenses	—	66.7	19.4	—	86.1
Amortization of intangible assets	—	12.4	0.1	—	12.5

Income from operations	—	46.8	16.5	—	63.3
Nonoperating income (expense):
Interest expense, net:
To third parties	(44.6)	0.4	(0.3)	—	(44.5)
To affiliates	28.0	(25.0)	(3.0)	—	—
Other, net	(0.8)	2.1	(3.5)	—	(2.2)

Income (loss) before income taxes	(17.4)	24.3	9.7	—	16.6
Provision (benefit) for income taxes	(2.2)	6.8	2.9	—	7.5

Income (loss) before equity in earnings of subsidiaries	(15.2)	17.5	6.8	—	9.1
Equity in earnings of subsidiaries	24.3	6.8	—	(31.1)	—

Net income	$9.1	$24.3	$6.8	$(31.1)	$9.1

Condensed Consolidating Statement of Cash Flows

Three Months Ended June 27, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$(24.0)	$4.6	$4.9	$(9.5)	$(24.0)
Noncash adjustments	(1.7)	13.9	2.2	9.5	23.9
Changes in operating assets and liabilities, including intercompany activity	30.6	20.5	(2.1)	—	49.0

Cash provided by operating activities	4.9	39.0	5.0	—	48.9
Investing activities
Expenditures for property, plant and equipment	—	(3.4)	(1.2)	—	(4.6)

Cash used for investing activities	—	(3.4)	(1.2)	—	(4.6)
Financing activities
Repayments of long-term debt	—	—	(0.6)	—	(0.6)
Payment of financing fees	(4.9)	—	—	—	(4.9)

Cash used for financing activities	(4.9)	—	(0.6)	—	(5.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.7	—	1.7

Increase in cash and cash equivalents	—	35.6	4.9	—	40.5
Cash and cash equivalents at beginning of period	—	232.5	45.0	—	277.5

Cash and cash equivalents at end of period	$—	$268.1	$49.9	$—	$318.0

Condensed Consolidating Statement of Cash Flows

Three Months Ended June 28, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$9.1	$24.3	$6.8	$(31.1)	$9.1
Noncash adjustments	(22.0)	20.0	3.3	31.1	32.4
Changes in operating assets and liabilities, including intercompany activity	12.9	(10.2)	(25.3)	—	(22.6)

Cash provided by (used for) operating activities	—	34.1	(15.2)	—	18.9
Investing activities
Expenditures for property, plant and equipment	—	(8.8)	(2.2)	—	(11.0)
Proceeds from surrender of life insurance policies		0.9			0.9

Cash used for investing activities	—	(7.9)	(2.2)	—	(10.1)
Financing activities
Repayments of long-term debt	—	—	(0.1)	—	(0.1)

Cash used for financing activities	—	—	(0.1)	—	(0.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4

Increase (decrease) in cash and cash equivalents	—	26.2	(17.1)	—	9.1
Cash and cash equivalents at beginning of period	—	100.2	41.7	—	141.9

Cash and cash equivalents at end of period	$—	$126.4	$24.6	$—	$151.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 27, 2009 and during the period from April 1, 2009 through June 27, 2009, there has been no material change to this information.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 on April 1, 2008; see Note 10, Fair Value Measurements, of the Condensed Consolidated Financial Statements for disclosures required under SFAS 157. On April 1, 2009, the Company adopted the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities. See additional disclosures related to the adoption of the provisions of FSP FAS 157-2 within Note 10, Fair Value Measurements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company adopted this statement on April 1, 2009. The impact of the adoption of SFAS 141(R) on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed subsequent to April 1, 2009. Currently, the Company has not made any business acquisitions subsequent to April 1, 2009. While SFAS 141(R) generally applies only to transactions that close after its effective date, the amendments to SFAS 109 and FIN 48 are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141(R). The Company estimates that approximately $64.0 million and $34.7 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods would impact income tax expense instead of goodwill as a result of SFAS 141(R).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on December 28, 2008, the beginning of the Company’s fiscal 2009 fourth quarter. See Note 9, Derivative Financial Instruments, of the Condensed Consolidated Financial Statements for disclosures required under the provisions of SFAS 161.

Fiscal Year

The Company’s fiscal year ends on March 31. Throughout this MD&A, we refer to the period from April 1, 2009 through June 27, 2009 as the “first quarter of fiscal 2010” or the “first quarter ended June 27, 2009.” Similarly, we refer to the period from April 1, 2008 through June 28, 2008 as the “first quarter of fiscal 2009” or the “first quarter ended June 28, 2008.”

Results of Operations

General

We are a leading, global, multi-platform industrial company strategically positioned within the markets and industries we serve. Our business is comprised of two strategic platforms: (i) Power Transmission, which produces gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment, and (ii) Water Management, which produces professional grade specification plumbing, PEX piping, commercial brass and water and wastewater treatment and control products. Our strategy is to build the Company around multi-billion dollar, global strategic platforms that participate in end markets with above average growth characteristics where we are, or have the opportunity to become, the industry leader. We have successfully completed and integrated several acquisitions and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our Company. We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Power Transmission products in the industrial and aerospace end markets. Our Power Transmission products are used in the plants and equipment of companies in diverse end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. Our Water Management platform is a leader in the multi-billion dollar, specification driven, non-residential construction market for water management products, and with recent acquisitions, we have gained entry into the municipal water and wastewater treatment markets. Our Power Transmission products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of Power Transmission products comprised primarily of components that are consumed or worn out in use and that have a predictable replacement cycle. The demand for our Water Management products is primarily driven by new infrastructure, commercial and, to a lesser extent, residential construction. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California, the International Association of Plumbing and Mechanical Codes, the National Sanitation Foundation or the American Water Works Association, prior to the commercialization of our products.

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

The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 “MD&A” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Restructuring and Other Similar Costs

The Company continued to execute certain restructuring actions during the first quarter ended June 27, 2009 to reduce operating costs and improve profitability. The restructuring charge taken during the first quarter ended June 27, 2009 consisted of $2.4 million of severance costs related to workforce reductions of approximately 400 employees, or a 6.5% reduction from the Company’s March 31, 2009 employee base.

The Fontaine Acquisition

On February 27, 2009, we acquired the stock of Fontaine-Alliance Inc. and affiliates (“Fontaine”) for a total purchase price of $24.2 million ($30.3 million Canadian dollars (“CAD”)), net of $0.6 million ($0.7 million CAD) of cash acquired. This acquisition further expands our Water Management platform. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. The results of operations of Fontaine have been included in our reported results of operations since February 28, 2009.

Consolidated Overview

The comparability of our operating results for the first quarter of fiscal 2010 has been impacted by the acquisition of Fontaine on February 27, 2009. Fluctuations in foreign currency exchange rates can also influence our results as approximately one quarter of our net sales are denominated in currencies other than the U.S. dollar. The strengthening of the U.S. dollar year-over-year has negatively impacted comparisons of fiscal 2010 results when compared to the comparable prior year period due to the translation of foreign currency denominated subsidiary results. Net sales in the first quarter of fiscal 2010 were $367.9 million, representing a $128.2 million or 25.8% decrease from the prior year first quarter.

Within our Power Transmission businesses, year-over-year net sales declined during the first quarter of fiscal 2010 compared to the first quarter of 2009 as our customers continued to reduce their inventory levels. Water Management also experienced a year-over-year reduction in first quarter sales as a result of a decline in sales to our commercial construction and residential end-markets, partially offset by sales growth in the water/wastewater component of the infrastructure end-market we serve (including Fontaine).

Our backlog as of June 27, 2009 was approximately $400 million compared to $456 million as of March 31, 2009, a reduction of approximately 12% in the quarter. Excluding incremental year-over-year orders related to our Fontaine acquisition, our orders in the first quarter of fiscal 2010 declined by $231.0 million or 43.0% versus the comparable prior year period. This backlog and order reduction was primarily the result of the weak macro-economic environment currently affecting a broad section of our end-markets inside both our Power Transmission and Water Management platforms.

Income from operations for the first quarter of fiscal 2010 decreased $39.2 million versus the comparable prior year period. First quarter of fiscal 2010 income from operations includes $2.4 million of restructuring expenses and $6.0 million of pension expense which is primarily attributable to the losses incurred on plan assets associated with our U.S. defined benefit pension plans during fiscal 2009. During the first quarter of fiscal 2009 we recorded pension income of $2.4 million. Excluding the effect of restructuring expenses and pensions, income from operations would have decreased by $28.4 million, or 46.6%, and income from operations as a percent of net sales would have declined by 350 basis points to 8.8% of sales in the first quarter of fiscal 2010 versus the comparable prior year period. The balance of the decline in income from operations as a percent of net sales was primarily driven by a reduction in cost absorption due to the decline in sales volume compared to the prior year first quarter, partially offset by productivity and other cost reduction actions.

First Quarter Ended June 27, 2009 Compared with the First Quarter Ended June 28, 2008:

Net Sales

(Dollars in Millions)

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	% Change
Power Transmission	$234.4	$340.6	$(106.2)	-31.2%
Water Management	133.5	155.5	(22.0)	-14.1%

Consolidated	$367.9	$496.1	$(128.2)	-25.8%

Power Transmission

Power Transmission net sales in first quarter of fiscal 2010 were $234.4 million, a decrease of $106.2 million, or 31.2%, from $340.6 million in the first quarter of fiscal 2009. Foreign currency fluctuations unfavorably impacted sales by approximately $10.3 million, or 3.0%, during the quarter as the Euro, and other currencies, weakened against the U.S. dollar compared to the prior year period. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $95.9 million as our customers continued to reduce their inventory levels.

Water Management

Water Management net sales in the first quarter of fiscal 2010 were $133.5 million, a decrease of $22.0 million, or 14.1%, from $155.5 million in the first quarter of fiscal 2009. Foreign currency fluctuations unfavorably impacted sales by approximately $1.2 million, or 0.8%, during the quarter as the Canadian Dollar, and other currencies, weakened against the U.S. dollar compared to the prior year period. Excluding foreign currency fluctuations and acquisitions, year-over-year core net sales decreased by $29.4 million or 18.9% versus the prior year first quarter which is attributable to the decline in sales to our commercial construction and residential end-markets, partially offset by sales growth in the water/wastewater treatment end-markets we serve.

Income from Operations

(Dollars in Millions)

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	% Change
Power Transmission	$14.6	$46.0	$(31.4)	-68.3%
% of net sales	6.2%	13.5%	-7.3%
Water Management	19.2	23.1	(3.9)	-16.9%
% of net sales	14.4%	14.9%	-0.5%
Corporate	(9.7)	(5.8)	(3.9)	67.2%

Consolidated	$24.1	$63.3	$(39.2)	-61.9%
% of net sales	6.6%	12.8%	-6.2%

Power Transmission

Power Transmission income from operations in the first quarter of fiscal 2010 was $14.6 million compared to income from operations of $46.0 million in the first quarter of fiscal 2009. First quarter of fiscal 2010 income from operations includes $1.9 million of restructuring expenses and $3.2 million of pension expense which is primarily attributable to the losses incurred on plan assets associated with our U.S. defined benefit pension plans during fiscal 2009. During the first quarter of fiscal 2009 we incurred pension expense of $1.0 million. Excluding the effect of restructuring expenses and pension expense, income from operations would have decreased $27.3 million or 58.1% and income from operations as a percent of net sales would have declined by 540 basis points to 8.4% of sales in the first quarter of fiscal 2010 versus the comparable prior year period. The resulting decline in income from operations as a percent of net sales was primarily driven by a reduction in cost absorption due to the decline in sales volume compared to the prior year first quarter.

Water Management

Water Management income from operations in the first quarter of fiscal 2010 was $19.2 million compared to income from operations of $23.1 million in the first quarter of fiscal 2009. The first quarter of fiscal 2010 was adversely impacted by $0.5 million of restructuring expenses. Excluding the restructuring expenses, income from operations would have decreased $3.4 million or 14.7% and income from operations as a percent of net sales would have decreased 10 basis points from 14.9% of sales in the first quarter of fiscal 2009 to 14.8% of sales in the first quarter of fiscal 2010.

Corporate

Corporate expenses increased by $3.9 million, or 67.2%, from $5.8 million in the first quarter of fiscal 2009 to $9.7 million in the first quarter of fiscal 2010. This increase is directly attributable to a $6.2 million dollar increase in pension expense, offset by activities implemented to streamline costs.

Interest Expense, net

Interest expense, net was $44.3 million in the first quarter of fiscal 2010 compared to $44.5 million in the first quarter of fiscal 2009. The slight decrease in interest expense is primarily the result of reduced borrowing costs on our variable rate debt partially offset by the incremental interest on a $104.7 million net increase in the carrying value of our long term debt in the current quarter due to the completion of our debt exchange offer on April 29, 2009.

Other Expense, net

Other expense, net was $1.0 million in the first quarter of fiscal 2010 and includes $5.7 million of foreign currency transaction gains, $6.0 million of transaction costs associated with the debt exchange offer, $0.8 million of management fee expenses and $0.1 million of other miscellaneous gains. Other expense, net was $2.2 million in the first quarter of fiscal 2009 and includes $1.1 million of foreign currency transaction losses, a $0.3 million loss on dispositions of fixed assets, $0.8 million of management fee expenses, $0.2 million of losses related to unconsolidated affiliates and $0.2 million of other income.

Provision for income taxes

The income tax provision was $2.8 million in the first quarter of fiscal 2010 compared to $7.5 million in the first quarter of fiscal 2009. Our effective income tax rate for the first quarter of fiscal 2010 was (13.2)% versus 45.2% in the first quarter of fiscal 2009. The effective tax rate for the first quarter of fiscal 2010 includes the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for U.S. federal net operating loss and foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not. The effective tax rate for the first quarter of fiscal 2009 includes the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not.

Net Income (Loss)

Our net loss for the first quarter of fiscal 2010 was $24.0 million compared to net income of $9.1 million in the first quarter of fiscal 2009 due to the factors described above.

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

As of June 27, 2009, we had $318.0 million of cash and cash equivalents and approximately $96.0 million of additional borrowings available to us ($28.7 million of available borrowings under our revolving credit facility and $67.3 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of June 27, 2009, the available borrowings under our credit facility have been reduced by $82.7 million of outstanding borrowings and the aforementioned $7.5 million reduction due to Lehman’s inability to fund its commitment. In addition, $31.1 million of the credit facility was utilized in connection with outstanding letters of credit. As of June 27, 2009 the available borrowings under our accounts receivable securitization program have been reduced by $30.0 million of outstanding borrowings and by $2.7 million due to borrowing base limitations.

Cash Flows

Net cash provided by operating activities in the first quarter of fiscal 2010 was $48.9 million compared to $18.9 million in the first quarter of fiscal 2009. Fiscal 2010 cash provided by operating activities is reduced by $6.0 million of transaction costs associated with the Company’s debt exchange offer. Excluding these transaction costs, the increase in cash provided by operating activities of $36.0 million was primarily due to a $53.9 million decrease in trade working capital (accounts receivable, inventories and accounts payable) offset by the volume impact on $128.2 million of lower year-over-year sales.

Cash used for investing activities was $4.6 million in the first quarter of fiscal 2010 compared to $10.1 million in the first quarter of fiscal 2009. The year-over-year decrease in cash used for investing activities is primarily due to lower capital expenditures as we aligned our capital expenditures with current sales volume.

Cash used for financing activities was $5.5 million in the first quarter of fiscal 2010 compared to a use of $0.1 million in the first quarter of fiscal 2009. The cash used for financing activities in the first quarter of fiscal 2010 consisted of financing fee payments of $4.9 million associated with our debt exchange offer and $0.6 million of payments on borrowings at various foreign subsidiaries. Cash used of $0.1 million in the first quarter of fiscal 2009 represents payments on borrowings at various foreign subsidiaries.

Indebtedness

As of June 27, 2009 we had $2,245.2 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 27, 2009	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$765.5	$2.0	$763.5
Borrowings under revolving credit facility	82.7	—	82.7
Borrowings under accounts receivable securitization facility	30.0	—	30.0
9.50% Senior notes due 2014 (1)	978.1	—	978.1
8.875% Senior notes due 2016	79.0	—	79.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	9.6	5.9	3.7

Total Debt	$2,245.2	$7.9	$2,237.3

(1)	Includes a net unamortized bond issue discount of $13.2 million.

We have borrowed under certain secured credit facilities with a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of June 27, 2009, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $195.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.00% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at June 27, 2009 was 4.41%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. On September 15, 2008 Lehman who has a 5% or $7.5 million credit commitment under our $150.0 million credit facility, filed for bankruptcy. Therefore, the availability under our $150.0 million revolving credit facility has been temporarily reduced by $7.5 million until such time as a replacement lender covers this credit commitment. In addition, $31.1 million and $30.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at June 27, 2009 and March 31, 2009, respectively. Outstanding borrowings under the revolving credit facility were $82.7 million as of June 27, 2009 and March 31, 2009 and are classified within long-term debt in the condensed consolidated balance sheets. The weighted average interest rate on the outstanding borrowings under the revolving credit facility at June 27, 2009 was 2.13%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). We also must pay customary letter of credit and agency fees.

As of June 27, 2009, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $8.5 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until

June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of June 27, 2009, the senior secured bank leverage ratio was 1.66 to 1.00.

On April 29, 2009, the Company and our indirect parent, Rexnord Holdings, Inc. finalized the results of a debt exchange offer to exchange (a) new 9.50% Senior Notes due 2014 (the “New Senior Notes”) for any and all of the Company’s 8.875% Senior Notes due 2016 (the “Old 2016 Notes”), (b) the New Senior Notes for any and all of Rexnord Holdings’ PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the Old 2016 Notes, the “Old Notes”), and (c) the New Senior Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the credit agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as syndication agent, and the lenders from time to time party thereto.

Upon settlement of the exchange offer, (i) approximately $71.0 million principal amount of Old 2016 Notes had been validly tendered and not withdrawn for exchange for New Senior Notes, (ii) approximately $235.7 million principal amount of Old Holdco Notes had been validly tendered and not withdrawn for exchange for New Senior Notes, and (iii) approximately $7.9 million principal amount of Holdco Loans had been validly surrendered and not withdrawn for exchange for New Senior Notes. Based on the principal amount of Old Notes and Holdco Loans validly tendered and accepted, approximately $196.3 million of aggregate principal of New Senior Notes was issued in exchange for such Old Notes and Holdco Loans (excluding a net original issue discount of $20.6 million). In addition, we also incurred $11.1 million of transaction costs ($0.2 million of these transaction costs were issued in the form of New Senior Notes) to complete the exchange offer, of which $5.1 million was capitalized as deferred financing costs.

We accounted for the debt exchange transaction pursuant to Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). Pursuant to EITF 96-19, the exchange of the Company’s Old 2016 Notes did not constitute a significant modification of debt (that is, the change in the present value of expected cash flows under the terms of the modified debt as compared to the present value of expected cash flows under the original debt was less than 10%). Therefore, the carrying value of the $71.0 million in Old 2016 Notes tendered was carried-forward as the net carrying value of the New Senior Notes, inclusive of a $5.5 million original issue premium. The premium is a result of the difference between the $71.0 million carrying value of the Old 2016 notes and the $65.5 million of corresponding face value of New Senior Notes issued with respect to this component of the exchange. This premium will be amortized as a reduction to interest expense (via the effective interest method) over the life of the New Senior Notes in conformity with EITF 96-19.

In connection with the $235.7 million of Old Holdco Notes and $7.9 million of Holdco Loans tendered in the exchange, we issued approximately $130.6 million of face value of New Senior Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding New Senior Notes issued) to our indirect parent, Rexnord Holdings, Inc.

Post exchange offer, we have issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bear interest at a rate of 9.50% per annum which will mature on August 1, 2014. This amount includes $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the New Senior Notes and our previously existing 9.50% Senior Notes are substantially similar with the exception of interest payment dates. Interest on the $795 million of previously existing 9.50% Senior Notes is payable on February 1 and August 1, while interest on the $196.3 million of New Senior Notes is payable on May 1 and November 1.

As of June 27, 2009, a total of $79.0 million in aggregate principal amount of 8.875% senior notes due 2016 remained outstanding. These notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016.

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

Further, on or after August 1, 2011 (or in the case of the 9.50% senior notes due 2014, on or after August 1, 2010), the indentures permit optional redemption of the notes, in whole or in part upon not less than 30 and not more than 60 days’ prior notice, at the redemption prices stated in the indentures.

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

At June 27, 2009 and March 31, 2009, various wholly-owned subsidiaries had additional debt of $9.6 million and $9.8 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

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

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program are recorded within “Interest expense, net” in the consolidated statement of operations with respect to revolving loans or letters of credit obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus 1.35%, which at June 27, 2009 was 1.67%. Outstanding borrowings mature on September 26, 2012. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis.

At June 27, 2009, $30.0 million is currently outstanding under the Program and is classified as long term debt in the consolidated balance sheets. At June 27, 2009 our available borrowing capacity under the AR Securitization Program was $67.3 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of June 27, 2009, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

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

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors—Our international operations are subject to uncertainties, which could adversely affect our operating results”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal periods. The U.S. Dollar has weakened during fiscal 2010 relative to many foreign currencies. As of June 27, 2009, stockholders’ equity increased by $0.4 million from March 31, 2009 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of June 27, 2009, the result would have decreased stockholders’ equity by approximately $11.5 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At June 27, 2009, we had outstanding forward foreign currency contracts that exchange Canadian dollars (“CAD”) for United States Dollars (“USD”) as well as USD for CAD which were entered into to hedge firm and anticipated monthly cash flows through fiscal 2010. The forward contracts currently in place expire between July and March of fiscal 2010 and have notional amounts of $14.0 CAD ($12.7 million USD) and $2.5 million USD ($3.1 million CAD) and contract rates ranging from $1CAD:$0.8042 USD to $1CAD:$0.9066 USD. These contracts are not designated as hedges for SFAS 133 accounting purpose and as such, the outstanding contracts are marked-to-market through earnings. The Company believes that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.1 million decrease in the fair value of foreign exchange forward contracts as of June 27, 2009.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

A substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of June 27, 2009, the Company’s outstanding borrowings under the senior secured credit facility were $848.2 million ($765.5 million of outstanding term loans and $82.7 million of borrowings outstanding on our revolving credit facility). The Company also had $30.0 million of outstanding borrowings under its accounts receivable securitization facility.

The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $195.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates: (i) 2.00% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at June 27, 2009 was 4.41%. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years.

During the first quarter ended June 27, 2009, we entered into two forward starting interest rate swaps to hedge the variability in future cash flows associated with our variable rate term loan. The first interest rate swap entered into on May 18, 2009 converts $120.0 million of our variable-rate term loan to a fixed interest rate of 2.08% plus the applicable margin. The second interest rate swap entered into on June 26, 2009 converts $125.0 million of the Company’s variable-rate term loan to a fixed rate of 2.39% plus applicable margin. Both interest rate swaps become effective beginning on October 20, 2009 and mature on July 20, 2012.

Borrowings under the revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding borrowings under the Company’s revolving credit facility at June 27, 2009 was 2.13%.

Borrowings under the accounts receivable securitization facility accrue interest at a rate equal to LIBOR plus 1.35%. At June 27, 2009, the interest rate was 1.67%.

Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. Based upon the Company’s un-hedged variable rate debt as of June 27, 2009, a 100 basis point increase in the June 27, 2009 interest rates would increase interest expense by approximately $5.5 million on an annual basis.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the first three months of our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Management believes that for the period from April 1, 2009 through August 5, 2009, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 11 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS.

Information with respect to our risk factors is contained in Item1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Management believes that as of August 5, 2009, there have been no material changes to this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: August 5, 2009	By:	/s/ TODD A. ADAMS
	Name:	Todd A. Adams
	Title:	Senior Vice President and Chief Financial Officer