Form 10-Q
period 2009-09-26
REXNORD LLC; RBS GLOBAL INC
filed 2009-11-06
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 26, 2009
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

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

Key risks to our company are described or referenced to under Part II, Item 1A herein.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Millions, except share amounts)

(Unaudited)

	September 26, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$234.1	$277.5
Receivables, net	231.1	258.8
Inventories, net	281.3	327.1
Other current assets	27.6	29.0

Total current assets	774.1	892.4

Property, plant and equipment, net	399.7	413.5
Intangible assets, net	713.0	736.4
Goodwill	1,011.8	1,010.9
Insurance for asbestos claims	90.0	90.0
Other assets	61.8	61.6

Total assets	$3,050.4	$3,204.8

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$7.4	$8.1
Trade payables	102.2	134.6
Income taxes payable	5.2	3.7
Deferred income taxes	4.1	10.8
Compensation and benefits	59.4	62.1
Current portion of pension obligations	2.6	2.6
Current portion of postretirement benefit obligations	2.2	2.2
Interest payable	30.3	24.3
Other current liabilities	90.4	95.2

Total current liabilities	303.8	343.6

Long-term debt	2,124.6	2,132.4
Pension obligations	138.4	134.5
Postretirement benefit obligations	23.5	24.8
Deferred income taxes	266.3	263.6
Reserve for asbestos claims	90.0	90.0
Other liabilities	65.5	58.5

Total liabilities	3,012.1	3,047.4
Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid in capital	561.1	662.6
Retained deficit	(393.7)	(374.2)
Accumulated other comprehensive loss	(129.2)	(131.1)

Total stockholders’ equity	38.3	157.4

Total liabilities and stockholders’ equity	$3,050.4	$3,204.8

See Notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$369.7	$510.6	$737.6	$1,006.7
Cost of sales	245.0	347.4	498.3	681.6

Gross profit	124.7	163.2	239.3	325.1
Selling, general and administrative expenses	73.8	81.5	149.8	167.6
Restructuring and other similar charges	0.8	—	3.2	—
Amortization of intangible assets	12.0	12.4	24.1	24.9

Income from operations	38.1	69.3	62.2	132.6
Non-operating expense:
Interest expense, net	(46.8)	(44.7)	(91.1)	(89.2)
Other income (expense), net	8.1	1.0	7.1	(1.2)

Income (loss) before income taxes	(0.6)	25.6	(21.8)	42.2
(Benefit) provision for income taxes	(5.1)	11.3	(2.3)	18.8

Net income (loss)	$4.5	$14.3	$(19.5)	$23.4

See Notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Millions)

(Unaudited)

	Six Months Ended
	September 26, 2009	September 27, 2008
Operating activities
Net income (loss)	$(19.5)	$23.4
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	29.2	30.7
Amortization of intangible assets	24.1	24.9
Amortization of original bond discount	1.0	—
Accretion of original bond premium	(0.6)	(0.5)
Amortization of deferred financing costs	5.5	5.1
Loss on dispositions of property, plant and equipment	0.2	0.2
Equity in earnings of unconsolidated affiliates	(0.3)	0.1
Other non-cash charges (credits)	(18.1)	0.5
Stock-based compensation expense	3.0	3.2
Changes in operating assets and liabilities:
Receivables	35.0	(14.9)
Inventories	51.9	(3.1)
Other assets	2.8	(8.5)
Accounts payable	(35.2)	(5.6)
Accruals and other	1.1	(9.8)

Cash provided by operating activities	80.1	45.7

Investing activities
Expenditures for property, plant and equipment	(9.3)	(22.6)
Proceeds from surrender of life insurance policies	—	0.9

Cash used for investing activities	(9.3)	(21.7)

Financing activities
Repayments of long-term debt	(114.6)	(0.8)
Payment of financing fees	(4.9)	—

Cash used for financing activities	(119.5)	(0.8)
Effect of exchange rate changes on cash and cash equivalents	5.3	(0.5)

(Decrease) increase in cash and cash equivalents	(43.4)	22.7
Cash and cash equivalents at beginning of period	277.5	141.9

Cash and cash equivalents at end of period	$234.1	$164.6

See Notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 26, 2009

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

Recently Adopted and Issued Accounting Guidance

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), the authoritative guidance for U.S. generally accepted accounting principles (“GAAP”). The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the quarter ended September 26, 2009. The adoption of the Codification did not have any substantive impact on our condensed consolidated financial statements or related footnotes.

On April 1, 2009, the Company adopted the guidance included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the measurement of fair value used when evaluating nonfinancial assets and liabilities. See additional disclosures related to the adoption of the standard within Note 10.

On April 1, 2009, the Company adopted the guidance included in ASC 805, Business Combinations (“ASC 805”), which significantly changed the accounting for and reporting of business combination transactions. The objective of this guidance is to improve the information provided in financial reports about a business combination and its effects. ASC 805 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. ASC 805 also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The impact of the adoption of ASC 805 on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed subsequent to adoption. Currently, the Company has not made any business acquisitions subsequent to the adoption of this standard. The Company estimates that approximately $64.0 million and $34.7 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods would impact income tax expense instead of goodwill.

On April 1, 2009, the Company adopted the guidance included in ASC 855, Subsequent Events (“ASC 855”), which requires companies, if applicable, to disclose any subsequent events either as recognized subsequent events or non-recognized subsequent events. ASC 855 also modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued and requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. The Company’s evaluation of subsequent events is disclosed within this footnote in the section titled “Evaluation of Subsequent Events” below.

Issued

In December 2008, the FASB issued guidance included in ASC 715, Compensation – Retirement Benefits (“ASC 715”), which requires additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan. This standard requires disclosure of the fair value of the plan assets by each major asset category, disclosure of the level within the fair value hierarchy in which each major category of plan assets falls using the guidance in ASC 820 and a reconciliation of beginning and ending balances of plan asset fair values that are derived using significant unobservable inputs. The guidance is effective for fiscal years ending after December 15, 2009. The Company is currently reviewing the requirements of ASC 715 to determine the impact on its financial statement disclosures.

Evaluation of Subsequent Events

The Company evaluated subsequent events from the balance sheet date of September 26, 2009 through November 6, 2009 (the date of this filing) and has concluded that certain non-recognizable subsequent events have occurred. See the disclosure of these subsequent events in Note 16.

2. Restructuring and Other Similar Costs

During the third quarter of our fiscal year 2009 (quarter ended December 27, 2008), the Company commenced certain restructuring actions to reduce operating costs and improve profitability. The Company continued to execute certain restructuring actions during the three and six months ended September 26, 2009. The restructuring charges taken during the three and six months ended September 26, 2009 consisted of $0.8 and $3.2 million, respectively, of severance costs related to workforce reductions of approximately 500 employees, or a 8.4% reduction from the Company’s March 31, 2009 employee base. The following table summarizes the restructuring costs incurred during the second quarter and six months ended September 26, 2009 and the total restructuring costs incurred since such actions began (i.e., the period from September 28, 2008 to September 26, 2009) by reportable segment (in millions):

	Quarter Ended September 26, 2009
	Power Transmission	Water Management	Corporate	Consolidated
Severance costs	$0.8	$—	$—	$0.8

	Six Months Ended September 26, 2009
	Power Transmission	Water Management	Corporate	Consolidated
Severance costs	$2.7	$0.5	$—	$3.2

	Restructuring costs to date (Period from September 28, 2008 to September 26, 2009)
	Power Transmission	Water Management	Corporate	Consolidated
Severance costs	$18.7	$2.5	$0.2	$21.4
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	—	2.5	—	2.5
Lease termination and other costs	0.5	0.1	—	0.6

Total restructuring and other similar costs	$19.2	$8.3	$0.2	$27.7

The following table summarizes the activity in the Company’s restructuring reserve for the six months ended September 26, 2009 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2009	$12.6	$0.6	$13.2
Charges	3.2	—	3.2
Cash payments	(11.5)	(0.1)	(11.6)
Currency translation adjustment	0.3	—	0.3

Restructuring reserve, September 26, 2009 (1)	$4.6	$0.5	$5.1

(1)	The restructuring reserve is included in other current liabilities on the condensed consolidated balance sheets.

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

The effective income tax rate for the second quarter of fiscal 2010 was 850.0% versus 44.1% in the second quarter of fiscal 2009. The extremely high effective income tax rate for the second quarter of fiscal 2010 is mainly due to the effect of a decrease to the valuation allowance relating to prior period U.S. federal net operating losses generated for which realization of such benefits is now deemed more likely than not, in conjunction with the relatively small amount of loss before income taxes. The effective tax rate for the second quarter of fiscal 2009 is higher than the U.S. federal statutory rate of 35.0% mainly due to the effect of the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not.

At September 26, 2009, the Company had a $46.0 million liability for unrecognized net tax benefits. At March 31, 2009, the Company’s total liability for unrecognized net tax benefits was $42.5 million. Due to the adoption of ASC 805, effective April 1, 2009, the entire amount of $46.0 million of unrecognized tax benefits as of September 26, 2009 would impact income tax expense if recognized in a future period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 26, 2009 and March 31, 2009, the total amount of gross, unrecognized tax benefits includes $15.5 million and $14.0 million of accrued interest and penalties, respectively. The Company recognized $0.6 million of net interest and penalties as income tax expense during the six months ended September 26, 2009. The Company recognized $0.4 million of net interest and penalties as income tax expense during the six months ended September 27, 2008.

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

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in millions):

	Second Quarter Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income (loss)	$4.5	$14.3	$(19.5)	$23.4
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives, net of tax	(1.2)	0.4	0.5	3.3
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains (losses), net of tax unrecognized prior service costs and actuarial gains (losses), net of tax	2.0	0.1	4.0	0.2
Foreign currency translation adjustments	(3.0)	(6.1)	(2.6)	(4.7)

Comprehensive income (loss)	$2.3	$8.7	$(17.6)	$22.2

5. Inventories

The major classes of inventories are summarized as follows (in millions):

	September 26, 2009	March 31, 2009
Finished goods	$178.4	$208.6
Work in progress	47.9	54.8
Raw materials	35.6	41.8

Inventories at First-In, First-Out (“FIFO”) cost	261.9	305.2
Adjustment to state inventories at Last-In, First-Out (“LIFO”) cost	19.4	21.9

	$281.3	$327.1

6. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill and identifiable intangible assets for the six months ended September 26, 2009, by operating segment, are presented below (dollars in millions):

	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Amortizable Intangible Assets			Total Identifiable Intangible
			Customer Relationships	Patents	Non-Compete
Power Transmission
Net carrying amount as of March 31, 2009	$852.3	$191.9	$197.0	$10.3	$—	$399.2
Amortization	—	—	(13.5)	(0.8)	—	(14.3)

Net carrying amount as of September 26, 2009	$852.3	$191.9	$183.5	$9.5	$—	$384.9

Water Management
Net carrying amount as of March 31, 2009	$158.6	$100.7	$222.3	$14.1	$0.1	$337.2
Amortization	—	—	(8.8)	(1.0)	—	(9.8)
Currency translation adjustment	0.9	0.6	0.1	—	—	0.7

Net carrying amount as of September 26, 2009	$159.5	$101.3	$213.6	$13.1	$0.1	$328.1

Consolidated
Net carrying amount as of March 31, 2009	$1,010.9	$292.6	$419.3	$24.4	$0.1	$736.4
Amortization	—	—	(22.3)	(1.8)	—	(24.1)
Currency translation adjustment	0.9	0.6	0.1	—	—	0.7

Net carrying amount as of September 26, 2009	$1,011.8	$293.2	$397.1	$22.6	$0.1	$713.0

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 26, 2009 and March 31, 2009 are as follows (in millions):

	Weighted Average Useful Life	September 26, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.1	$(13.5)	$22.6
Customer relationships (including distribution network)	12 Years	528.9	(131.8)	397.1
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		293.2	—	293.2

		$858.3	$(145.3)	$713.0

		March 31, 2009
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.1	$(11.7)	$24.4
Customer relationships (including distribution network)	12 Years	528.8	(109.5)	419.3
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.6	—	292.6

		$857.6	$(121.2)	$736.4

Intangible asset amortization expense totaled $12.0 million and $24.1 million for the second quarter and six months ended September 26, 2009, respectively. Intangible asset amortization expense totaled $12.4 million and $24.9 million for the second quarter and six months ended September 27, 2008, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $48.2 million in fiscal year 2010 (inclusive of $24.1 million of amortization expense recognized in the six months ended September 26, 2009), $48.1 million in fiscal year 2011, $47.6 million in fiscal year 2012, $47.1 million in fiscal year 2013 and $47.0 million in fiscal year 2014.

7. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	September 26, 2009	March 31, 2009
Taxes, other than income taxes	$6.1	$4.8
Sales rebates	15.3	15.1
Restructuring obligations (1)	5.1	13.2
Customer advances	21.2	23.3
Product warranty	8.3	7.2
Commissions	6.7	6.5
Risk management reserves (2)	4.3	4.0
Derivative liability (3)	1.0	5.7
Other	22.4	15.4

	$90.4	$95.2

(1)	See more information related to the restructuring obligations balance within Note 2.
(2)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.
(3)	Represents the fair value of the Company’s interest rate collar, 5.14% interest rate swap, and foreign currency forward contracts. See Note 9 for more information regarding the interest rate collar, swap, and foreign currency forward contracts.

8. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	September 26, 2009	March 31, 2009
Term loans	$765.0	$765.5
Borrowings under revolving credit facility	—	82.7
Borrowings under accounts receivable securitization facility	—	30.0
9.50% Senior notes due 2014 (1)	978.4	802.2
8.875% Senior notes due 2016	79.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	9.3	9.8

Total	2,132.0	2,140.5
Less current portion	7.4	8.1

Long-term debt	$2,124.6	$2,132.4

(1)	Includes a net unamortized bond issue discount of $12.9 million at September 26, 2009 and an unamortized bond issue premium of $7.2 million at March 31, 2009.

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

As of September 26, 2009, the Company’s outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $195.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at September 26, 2009 was 4.41%.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. On September 15, 2008, Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”), who have a 5% or $7.5 million credit commitment under the Company’s $150.0 million credit facility, filed for bankruptcy. Therefore, the availability under the Company’s $150.0 million revolving credit facility has been temporarily reduced by $7.5 million until such time as a replacement lender covers this credit commitment. In addition, $32.0 million and $30.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at September 26, 2009 and March 31, 2009, respectively (see Note 16 for subsequent update with respect to the $7.5 million unfulfilled commitment). Outstanding borrowings under the revolving credit facility were $82.7 million as of March 31, 2009. Due to the volatile credit markets, management did not intend to repay the outstanding balance of the revolving credit facility within one year and accordingly classified the borrowings as long-term debt. Continuing improvements in the credit markets during the second quarter of fiscal 2010 caused management to reconsider its previous intent and lead to the decision to repay the balance due under the revolving credit facility during the second quarter ended September 26, 2009.

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

As of September 26, 2009, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $8.0 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of September 26, 2009, the senior secured bank leverage ratio was 1.85 to 1.00.

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

The Company accounted for the debt exchange transaction pursuant ASC 470-50 Debt Modifications and Extinguishments (“ASC 470-50”). Pursuant to this guidance, the exchange of the Company’s Old 2016 Notes did not constitute a significant modification of debt (that is, the change in the present value of expected cash flows under the terms of the modified debt as compared to the present value of expected cash flows under the original debt was less than 10%). Therefore, the carrying value of the $71.0 million in Old 2016 Notes tendered was carried-forward as the net carrying value of the New Senior Notes, inclusive of a $5.5 million original issue premium. The premium is a result of the difference between the $71.0 million carrying value of the Old 2016 notes and the $65.5 million of corresponding face value of New Senior Notes issued with respect to this component of the exchange. This premium will be amortized as a reduction to interest expense (via the effective interest method) over the life of the New Senior Notes in conformity with the standard.

In connection with the $235.7 million of Old Holdco Notes and $7.9 million of Holdco Loans tendered in the exchange, the Company issued approximately $130.6 million of face value of New Senior Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding New Senior Notes issued) to its indirect parent, Rexnord Holdings.

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

As of September 26, 2009, a total of $79.0 million in aggregate principal amount of 8.875% senior notes due 2016 remained outstanding. These notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016.

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

At September 26, 2009 and March 31, 2009, various wholly-owned subsidiaries had additional debt of $9.3 million and $9.8 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

Account Receivable Securitization Program

On September 26, 2007, three wholly-owned domestic subsidiaries of the Company entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby they continuously sell substantially all of their domestic trade accounts receivable to Rexnord Funding LLC (a wholly-owned bankruptcy remote special purpose subsidiary) for cash and subordinated notes. Rexnord Funding LLC in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the Receivables Financing and Administration Agreement is $100.0 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by Rexnord Funding LLC. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement.

The AR Securitization Program does not qualify for sale accounting under ASC 860 Transfers and Servicing (“ASC 860”), and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program are recorded within “Interest expense, net” in the consolidated statement of operations with respect to revolving loans or letters of credit obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus 1.35%. Outstanding borrowings mature on September 26, 2012. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis.

At March 31, 2009, $30.0 million was outstanding under the Program and was classified as long-term debt in the consolidated balance sheets. Due to the volatile credit markets, management did not intend to repay the outstanding balance under the Program within one year and accordingly classified the borrowings as long-term debt. Continuing improvements in the credit markets during the second quarter of fiscal 2010 caused management to reconsider its previous intent and lead to the decision to repay the balance due under the Program during the second quarter ended September 26, 2009. At September 26, 2009 the Company’s available borrowing capacity under the AR Securitization Program was $86.0 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of September 26, 2009, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

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

Foreign Currency Forward Contracts

The Company periodically enters into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flow requirements expected to occur during the fiscal year. The Company currently has entered into forward foreign currency contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”) as well as USD for CAD. The forward contracts currently in place expire between October and March of fiscal 2010 and have notional amounts of $12.5 million CAD ($11.4 million USD) and $4.8 million USD ($5.4 million CAD) and contract rates ranging from $1CAD:$0.8120 USD to $1CAD:$0.9154 USD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amount recorded on the balance sheets and recognized within the income statements related to the Company’s foreign currency forward contracts within the tables below.

Interest Rate Collar and Swaps

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Through the second quarter ended September 26, 2009, the Company entered into three forward starting interest rate swaps to hedge the variability in future cash flows associated with the Company’s variable rate term loans. All three interest rate swaps become effective beginning October 20, 2009 and mature on July 20, 2012. The three swaps convert an aggregate of $370.0 million of the Company’s variable-rate term loans to fixed interest rates ranging from 2.08% to 2.39% plus the applicable margin. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives are recorded on the Company’s consolidated balance sheet with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the balance sheets and recognized within the income statements related to the Company’s interest rate collar and swaps within the tables below.

The Company’s derivatives are measured at fair value in accordance with ASC 820. See Note 10 for more information as it relates to the fair value measurement of the Company’s derivative financial instruments.

The following tables indicate the location and the fair value of the Company’s derivative instruments within the consolidated balance sheet segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Fair value of derivatives designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	September 26, 2009	March 31, 2009	Balance Sheet Classification
Interest rate collar and swap	$(0.7)	$(5.7)	Other current liabilities
Interest rate swaps	(4.3)	—	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815-20:

	Asset Derivatives
	September 26, 2009	March 31, 2009	Balance Sheet Classification
Foreign currency forward contracts	$0.1	$—	Other current assets

	Liability Derivatives
	September 26, 2009	March 31, 2009	Balance Sheet Classification
Foreign currency forward contracts	$(0.3)	$—	Other current liabilities

The following table indicates the location and the amount of gains and losses associated with the Company’s derivative instruments within the consolidated balance sheet (for qualifying ASC 815-20 instruments) and recognized within the consolidated statement of operations. The information is segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Derivative Instruments designated as cash flow hedging relationships under ASC 815-20	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
				Second Quarter Ended		Six Months Ended
	September 26, 2009	March 31, 2009		September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Interest rate contracts	$(3.1)	$(3.5)	Interest expense, net	$(3.0)	$(1.1)	$(5.6)	$(2.1)

Derivative Instruments not designated as hedging instruments under ASC 815-20	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount Recognized in Other income (expense), net Second Quarter Ended		Amount Recognized in Other income (expense), net Six Months Ended

		September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Foreign exchange forward contracts	Other income (expense), net	$(0.6)	$0.5	$0.3	$(0.2)

The Company currently expects to reclassify $5.5 million within accumulated other comprehensive loss into earnings (as interest expense) during the next year as the Company’s current mark to market calculations assume that variable rates will remain below its fixed contract rates for the next 12 months.

10. Fair Value Measurements

The Company adopted the guidance in ASC 820, effective April 1, 2008 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective April 1, 2009, the Company adopted the guidance in ASC 820 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.

In accordance with ASC 820, fair value measurements are classified under the following hierarchy:

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

Foreign Currency forward contracts

The fair value of foreign exchange forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates.

The following describes the valuation methodologies the Company uses to measure non-financial assets accounted for at fair value on a non-recurring basis:

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

The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of September 26, 2009 (in millions):

	Fair Value as of September 26, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1

Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities:
Foreign currency forward contracts	$—	$(0.3)	$—	$(0.3)
Interest rate collar and swaps	—	(5.0)	—	$(5.0)

Total liabilities at fair value	$—	$(5.3)	$—	$(5.3)

During the quarter and six months ended September 26, 2009, the Company did not incur any fair value adjustments on non-financial assets valued on a non-recurring basis.

Fair Value of Non-Derivative Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 26, 2009 and March 31, 2009 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the Condensed Consolidated Balance Sheets as of September 26, 2009 and March 31, 2009 was approximately $2,132.0 million and $2,140.5 million, respectively, whereas the fair value of long-term debt as of September 26, 2009 and March 31, 2009 was approximately $2,007.4 million and $1,689.6 million, respectively. The fair value is based on quoted market prices for the same issues.

11. Commitments and Contingencies

Warranties:

The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Second Quarter Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Balance at beginning of period	$8.5	$6.2	$7.2	$6.8
Charged to operations	1.5	(0.3)	3.6	(0.2)
Claims settled	(1.7)	(1.3)	(2.5)	(2.0)

Balance at end of period	$8.3	$4.6	$8.3	$4.6

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

•

Approximately 600 lawsuits (with approximately 3,500 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,700 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. To date, the Company’s insurance providers have paid 100% of the costs related to the Prager asbestos claims. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of this suit.

In connection with the Falk acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk, through its successor entity, is a defendant in approximately 190 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 1,400 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation.

As of September 26, 2009, Zurn and an average of approximately 100 other unrelated companies were defendants in approximately 5,800 asbestos related lawsuits representing approximately 30,400 claims. The suits allege damages in an aggregate amount of approximately $15.5 billion against all defendants. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of September 26, 2009, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $90.0 million of which Zurn expects to pay approximately $79.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.

As a result, Zurn’s actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of September 26, 2009, is approximately $271.5 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $195.5 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $271.5 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of September 26, 2009, the Company recorded a receivable from its insurance carriers of $90.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $271.5 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $271.5 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

As of the date of this filing, subsidiaries, Zurn Pex, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in thirteen lawsuits, brought between July 2007 and September 2009, in various U.S. federal courts (MN, ND, CO, NC, MT, AL, VA, LA, NM and MI). The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. The suits were transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. While the Company intends to vigorously defend itself in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on the Company.

12. Retirement Benefits

The components of net periodic benefit cost (income) are as follows (in millions):

	Second Quarter Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Pension Benefits:
Service cost	$0.8	$1.2	$1.6	$2.4
Interest cost	8.8	8.8	17.7	17.6
Expected return on plan assets	(7.5)	(12.5)	(14.9)	(25.0)
Amortization of:
Prior service cost	0.1	0.1	0.2	0.2
Actuarial losses	3.7	—	7.3	—

Net periodic benefit cost (income)	$5.9	$(2.4)	$11.9	$(4.8)

Other Postretirement Benefits:
Service cost	$—	$0.2	$0.1	$0.3
Interest cost	0.5	0.7	0.9	1.5
Amortization:
Prior service cost	(0.5)	(0.1)	(1.0)	(0.1)
Actuarial losses	—	0.1	—	0.1

Net periodic benefit cost	$—	$0.9	$—	$1.8

In the first six months of fiscal 2010 and 2009, the Company made contributions of $2.5 million and $1.2 million, respectively, to its U.S. qualified pension plan trusts.

13. Stock Options

As a nonpublic entity that used the minimum value method for pro forma disclosure purposes under prior authoritative literature, the Company adopted ASC 718, Compensation-Stock Compensation (“ASC 718”), using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the acquisition of the Company by Apollo Management, L.P. (“Apollo”) on July 21, 2006, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of September 26, 2009, 509,204 of these rollover stock options remain outstanding.

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

The fair value of each option granted under the Option Plan during the second quarter and six months ended September 26, 2009 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 33% based on the expected volatilities of publicly-traded companies within the Company’s industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 3.26% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 390,850 options granted under the Option Plan between April 1, 2009 and September 26, 2009 was $8.58.

For the second quarter and six months ended September 26, 2009, the Company recorded $1.7 million and $3.0 million, respectively, of stock-based compensation expense. For the second quarter and six months ended September 27, 2008, the Company recorded $1.4 million and $3.2 million, respectively, of stock-based compensation expense. As of September 26, 2009, there was $11.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

The following table presents the Company’s stock option activity during the six month period ended September 26, 2009 and September 27, 2008:

			Period from April 1, 2009 through September 26, 2009		Period from April 1, 2008 through September 27, 2008
			Shares	Weighted Avg. Excercise Price	Shares	Weighted Avg. Excercise Price
Number of shares under option:
Outstanding at beginning of period			2,721,505	$17.69	2,795,887	$17.47
Granted			390,850	20.00	44,900	40.00
Exercised			(75,323)	14.83	—	—
Canceled/Forfeited			(471,426)	19.94	(57,624)	19.94

Outstanding at end of period	(1	)(2)	2,565,606	$17.72	2,783,163	$17.78

Exercisable at end of period	(3)		1,304,683	$15.06	1,709,574	$13.54

(1)	Includes 509,204 roll-over options.
(2)	The weighted average remaining contractual life of options outstanding at September 26, 2009 is 7.6 years.
(3)	The weighted average remaining contractual life of options exercisable at September 26, 2009 is 7.0 years.

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

Business Segment Information:

(In Millions)

	Second Quarter Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales
Power Transmission	$238.4	$353.6	$472.8	$694.2
Water Management	131.3	157.0	264.8	312.5

Consolidated	$369.7	$510.6	$737.6	$1,006.7

Income (loss) from operations
Power Transmission	$24.0	$48.3	$38.6	$94.3
Water Management	22.4	22.2	41.6	45.3
Corporate	(8.3)	(1.2)	(18.0)	(7.0)

Consolidated	$38.1	$69.3	$62.2	$132.6

Non-operating expense:
Interest expense, net	(46.8)	(44.7)	(91.1)	(89.2)
Other income (expense), net	8.1	1.0	7.1	(1.2)

Income (loss) before income taxes	(0.6)	25.6	(21.8)	42.2
(Benefit) provision for income taxes	(5.1)	11.3	(2.3)	18.8

Net income (loss)	$4.5	$14.3	$(19.5)	$23.4

Restructuring charges and other similar costs (included in Income (loss) from operations)
Power Transmission	$0.8	$—	$2.7	$—
Water Management	—	—	0.5	—

Consolidated	$0.8	$—	$3.2	$—

Depreciation and Amortization
Power Transmission	$20.3	$20.6	$40.4	$40.7
Water Management	6.4	7.9	12.9	14.9

Consolidated	$26.7	$28.5	$53.3	$55.6

Capital Expenditures
Power Transmission	$4.1	$10.7	$7.4	$20.7
Water Management	0.6	0.9	1.9	1.9

Consolidated	$4.7	$11.6	$9.3	$22.6

	September 26, 2009	March 31, 2009
Total Assets
Power Transmission	$2,190.5	$2,324.0
Water Management	807.2	828.7
Corporate	52.7	52.1

Consolidated	$3,050.4	$3,204.8

15. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company at September 26, 2009 and March 31, 2009 and for the second quarter and six months ended September 26, 2009 and September 27, 2008 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

September 26, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$180.7	$53.4	$—	$234.1
Receivables, net	—	162.1	69.0	—	231.1
Inventories, net	—	223.6	57.7	—	281.3
Other current assets	—	14.1	13.5	—	27.6

Total current assets	—	580.5	193.6	—	774.1

Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	308.9	90.8	—	399.7
Intangible assets, net	—	688.5	24.5	—	713.0
Goodwill	—	826.4	185.4	—	1,011.8
Investment in:
Guarantor subsidiaries	1,426.5	—	—	(1,426.5)	—
Non-guarantor subsidiaries	—	596.8	—	(596.8)	—
Insurance for asbestos claims	—	90.0	—	—	90.0
Other assets	51.5	6.2	4.1	—	61.8

Total assets	$1,502.7	$3,115.9	$455.1	$(2,023.3)	$3,050.4

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.6	$4.8	$—	$7.4
Trade payables	—	73.6	28.6	—	102.2
Income taxes payable	(22.2)	20.3	7.1	—	5.2
Deferred income taxes	8.6	(3.6)	(0.9)	—	4.1
Compensation and benefits	—	46.1	13.3	—	59.4
Current portion of pension obligation	—	0.3	2.3	—	2.6
Current portion of postretirement benefit obligations	—	2.2	—	—	2.2
Interest payable	27.6	2.4	0.3	—	30.3
Other current liabilities	3.1	62.2	25.1	—	90.4

Total current liabilities	19.1	204.1	80.6	—	303.8

Long-term debt	2,120.7	0.1	3.8	—	2,124.6
Note (receivable from) payable to affiliates, net	(840.0)	1,157.2	(317.2)	—	—
Pension obligations	—	96.9	41.5	—	138.4
Postretirement benefit obligations	—	23.5	—	—	23.5
Deferred income taxes	136.0	99.6	30.7	—	266.3
Reserve for asbestos claims	—	90.0	—	—	90.0
Other liabilities	28.6	18.0	18.9	—	65.5

Total liabilities	1,464.4	1,689.4	(141.7)	—	3,012.1
Total stockholders’ equity	38.3	1,426.5	596.8	(2,023.3)	38.3

Total liabilities and stockholders’ equity	$1,502.7	$3,115.9	$455.1	$(2,023.3)	$3,050.4

Condensed Consolidating Balance Sheet

March 31, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$232.5	$45.0	$—	$277.5
Receivables, net	—	183.0	75.8	—	258.8
Inventories, net	—	267.0	60.1	—	327.1
Other current assets	—	16.9	12.1	—	29.0

Total current assets	—	699.4	193.0	—	892.4

Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	325.3	88.2	—	413.5
Intangible assets, net	—	712.4	24.0	—	736.4
Goodwill	—	826.4	184.5	—	1,010.9
Investment in:
Guarantor subsidiaries	1,430.4	—	—	(1,430.4)	—
Non-guarantor subsidiaries	—	607.0	—	(607.0)	—
Insurance for asbestos claims	—	90.0	—	—	90.0
Other assets	51.9	6.2	3.5	—	61.6

Total assets	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.6	$5.5	$—	$8.1
Trade payables	—	96.3	38.3	—	134.6
Income taxes payable	(0.5)	0.6	3.6	—	3.7
Deferred income taxes	14.6	(3.4)	(0.4)	—	10.8
Compensation and benefits	—	51.6	10.5	—	62.1
Current portion of pension obligation	—	0.3	2.3	—	2.6
Current portion of postretirement benefit obligations	—	2.2	—	—	2.2
Interest payable	22.1	2.0	0.2	—	24.3
Other current liabilities	6.5	66.6	22.1	—	95.2

Total current liabilities	44.7	216.8	82.1	—	343.6

Long-term debt	2,098.7	30.1	3.6	—	2,132.4
Note (receivable from) payable to affiliates, net	(955.6)	1,277.8	(322.2)	—	—
Pension obligations	—	96.6	37.9	—	134.5
Postretirement benefit obligations	—	24.8	—	—	24.8
Deferred income taxes	137.5	100.8	25.3	—	263.6
Reserve for asbestos claims	—	90.0	—	—	90.0
Other liabilities	24.3	18.0	16.2	—	58.5

Total liabilities	1,349.6	1,854.9	(157.1)	—	3,047.4
Total stockholders’ equity	157.4	1,430.4	607.0	(2,037.4)	157.4

Total liabilities and stockholders’ equity	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Condensed Consolidating Statement of Operations

Three Months Ended September 26, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$291.4	$93.3	$(15.0)	$369.7
Cost of sales	—	192.2	67.8	(15.0)	245.0

Gross profit	—	99.2	25.5	—	124.7

Selling, general and administrative expenses	—	56.8	17.0	—	73.8
Restructuring and other similar charges	—	0.6	0.2	—	0.8
Amortization of intangible assets	—	12.0	—	—	12.0

Income from operations	—	29.8	8.3	—	38.1

Nonoperating income (expense):
Interest expense, net:
To third parties	(46.4)	(0.2)	(0.2)	—	(46.8)
To affiliates	28.8	(25.5)	(3.3)	—	—
Other, net	13.2	1.7	(6.8)	—	8.1

Income (loss) before income taxes	(4.4)	5.8	(2.0)	—	(0.6)
(Benefit) provision for income taxes	(6.3)	(3.6)	4.8	—	(5.1)

Income (loss) before equity in earnings (loss) of subsidiaries	1.9	9.4	(6.8)	—	4.5
Equity in earnings (loss) of subsidiaries	2.6	(6.8)	—	4.2	—

Net income (loss)	$4.5	$2.6	$(6.8)	$4.2	$4.5

Condensed Consolidating Statement of Operations

Three Months Ended September 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$403.4	$129.3	$(22.1)	$510.6
Cost of sales	—	274.9	94.6	(22.1)	347.4

Gross profit	—	128.5	34.7	—	163.2

Selling, general and administrative expenses	—	62.0	19.5	—	81.5
Amortization of intangible assets	—	12.4	—	—	12.4

Income from operations	—	54.1	15.2	—	69.3

Nonoperating income (expense):
Interest expense, net:
To third parties	(45.2)	0.5	—	—	(44.7)
To affiliates	28.6	(25.6)	(3.0)	—	—
Other, net	(0.7)	6.0	(4.3)	—	1.0

(Loss) income before income taxes	(17.3)	35.0	7.9	—	25.6
Provision for income taxes	1.4	6.9	3.0	—	11.3

(Loss) income before equity in earnings of subsidiaries	(18.7)	28.1	4.9	—	14.3
Equity in earnings of subsidiaries	33.0	4.9	—	(37.9)	—

Net income	$14.3	$33.0	$4.9	$(37.9)	$14.3

Condensed Consolidating Statement of Operations

Six Months Ended September 26, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$582.0	$182.7	$(27.1)	$737.6
Cost of sales	—	391.7	133.7	(27.1)	498.3

Gross profit	—	190.3	49.0	—	239.3

Selling, general and administrative expenses	—	115.9	33.9	—	149.8
Restructuring and other similar charges	—	2.1	1.1	—	3.2
Amortization of intangible assets	—	24.0	0.1	—	24.1

Income from operations	—	48.3	13.9	—	62.2

Nonoperating income (expense):
Interest expense, net:
To third parties	(90.1)	(0.4)	(0.6)	—	(91.1)
To affiliates	56.7	(50.6)	(6.1)	—	—
Other, net	6.5	2.2	(1.6)	—	7.1

Income (loss) before income taxes	(26.9)	(0.5)	5.6	—	(21.8)
(Benefit) provision for income taxes	(14.2)	4.4	7.5	—	(2.3)

Loss before equity in earnings (loss) of subsidiaries	(12.7)	(4.9)	(1.9)	—	(19.5)
Equity in loss of subsidiaries	(6.8)	(1.9)	—	8.7	—

Net loss	$(19.5)	$(6.8)	$(1.9)	$8.7	$(19.5)

Condensed Consolidating Statement of Operations

Six Months Ended September 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$793.7	$253.9	$(40.9)	$1,006.7
Cost of sales	—	539.3	183.2	(40.9)	681.6

Gross profit	—	254.4	70.7	—	325.1

Selling, general and administrative expenses	—	128.7	38.9	—	167.6
Amortization of intangible assets	—	24.8	0.1	—	24.9

Income from operations	—	100.9	31.7	—	132.6

Nonoperating income (expense):
Interest expense, net:
To third parties	(89.8)	0.9	(0.3)	—	(89.2)
To affiliates	56.6	(50.6)	(6.0)	—	—
Other, net	(1.5)	8.1	(7.8)	—	(1.2)

(Loss) income before income taxes	(34.7)	59.3	17.6	—	42.2
Provision (benefit) for income taxes	(0.8)	13.7	5.9	—	18.8

(Loss) income before equity in earnings of subsidiaries	(33.9)	45.6	11.7	—	23.4
Equity in earnings of subsidiaries	57.3	11.7	—	(69.0)	—

Net income	$23.4	$57.3	$11.7	$(69.0)	$23.4

Condensed Consolidating Statement of Cash Flows

Six Months Ended September 26, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(19.5)	$(6.8)	$(1.9)	$8.7	$(19.5)
Noncash adjustments	12.7	52.3	(12.3)	(8.7)	44.0
Changes in operating assets and liabilities, including intercompany activity	94.7	(60.0)	20.9	—	55.6

Cash provided by (used for) operating activities	87.9	(14.5)	6.7	—	80.1

Investing activities
Expenditures for property, plant and equipment	—	(7.3)	(2.0)	—	(9.3)

Cash used for investing activities	—	(7.3)	(2.0)	—	(9.3)

Financing activities
Repayments of long-term debt	(83.0)	(30.0)	(1.6)	—	(114.6)
Payment of financing fees	(4.9)	—	—	—	(4.9)

Cash used for financing activities	(87.9)	(30.0)	(1.6)	—	(119.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.3	—	5.3

Increase (decrease) in cash and cash equivalents	—	(51.8)	8.4	—	(43.4)
Cash and cash equivalents at beginning of period	—	232.5	45.0	—	277.5

Cash and cash equivalents at end of period	$—	$180.7	$53.4	$—	$234.1

Condensed Consolidating Statement of Cash Flows

Six Months Ended September 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$23.4	$57.3	$11.7	$(69.0)	$23.4
Noncash adjustments	(52.7)	41.5	6.4	69.0	64.2
Changes in operating assets and liabilities, including intercompany activity	29.8	(55.0)	(16.7)	—	(41.9)

Cash provided by operating activities	0.5	43.8	1.4	—	45.7

Investing activities
Expenditures for property, plant and equipment	—	(18.4)	(4.2)	—	(22.6)
Proceeds from surrender of life insurance policies		0.9			0.9

Cash used for investing activities	—	(17.5)	(4.2)	—	(21.7)

Financing activities
Repayments of long-term debt	(0.5)	—	(0.3)	—	(0.8)

Cash used for financing activities	(0.5)	—	(0.3)	—	(0.8)
Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)

Increase (decrease) in cash	—	26.3	(3.6)	—	22.7
Cash at beginning of period	—	100.2	41.7	—	141.9

Cash at end of period	$—	$126.5	$38.1	$—	$164.6

16. Subsequent Events

Amended and Restated Credit Agreement

On October 5, 2009, the Company, Chase Acquisition I, Inc., the direct parent of RBS Global, Inc., Credit Suisse, Cayman Islands Branch, as administrative agent (the “Administrative Agent”) and the lenders party thereto entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), amending and restating the credit agreement dated as of July 21, 2006, to, among other things: (i) allow for one or more future issuances of secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Amended and Restated Credit Agreement, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans under the Amended and Restated Credit Agreement at par; (ii) subject to the requirement to make such offers on a pro rata basis to all lenders, allow the Company to agree with individual lenders to extend the maturity of their term loans or revolving commitments, and for the Company to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension; and (iii) allow for one or more future issuances of additional secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Amended and Restated Credit Agreement, in an amount not to exceed the amount of incremental facility availability under the Amended and Restated Credit Agreement.

Amended and Restated Guarantee and Collateral Agreement

On October 5, 2009, the Company, Chase Acquisition I, Inc., the subsidiary guarantors party thereto, and the Administrative Agent entered into an Amended and Restated Guarantee and Collateral Agreement (the “Amended and Restated Guarantee and Collateral Agreement”). Pursuant to the Amended and Restated Guarantee and Collateral Agreement, future issuances of secured notes may be secured by substantially all of the assets of the Company and the assets of certain subsidiaries on a pari passu basis with obligations under the Amended and Restated Credit Agreement, and the Administrative Agent is authorized to act as the Authorized Representative for the secured parties.

At this time, an estimate of the financial effect of these amendments cannot be made as the events that will lead to a change in the future cash flows related to this debt cannot be determined.

Dividend Payment to Rexnord Holdings

On October 13, 2009, the Company paid a $30.0 million dividend to its indirect parent company, Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness Due 2013.

Revolving Credit Line Fulfillment

On November 3, 2009 Barclays Bank, PLC assumed the $7.5 million commitment under the Company’s revolving credit line that was previously unfulfilled due to the Lehman bankruptcy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 26, 2009 and during the period from April 1, 2009 through September 26, 2009, there has been no material change to this information.

Update on Goodwill and Other Intangible Assets

Commensurate with our previously disclosed policy, goodwill and other intangible assets are reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. As of the date of this filing, we are not aware of any events that have occurred since our last impairment testing date that requires us to review these assets for impairment prior to the annual testing date.

Recently Adopted and Issued Accounting Guidance

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), the authoritative guidance for U.S. generally accepted accounting principles (“GAAP”). The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the quarter ended September 26, 2009. The adoption of the Codification did not have any substantive impact on our condensed consolidated financial statements or related footnotes.

On April 1, 2009, the Company adopted the guidance included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the measurement of fair value used when evaluating nonfinancial assets and liabilities. See additional disclosures related to the adoption of the standard within Note 10 to the condensed consolidated financial statements.

On April 1, 2009, the Company adopted the guidance included in ASC 805, Business Combinations (“ASC 805”), which significantly changed the accounting for and reporting of business combination transactions. The objective of this guidance is to improve the information provided in financial reports about a business combination and its effects. ASC 805 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. ASC 805 also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The impact of the adoption of ASC 805 on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed subsequent to adoption. Currently, the Company has not made any business acquisitions subsequent to the adoption of this standard. The Company estimates that approximately $64.0 million and $34.7 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods would impact income tax expense instead of goodwill.

On April 1, 2009 the Company adopted the guidance included in ASC 855, Subsequent Events (“ASC 855”), which requires companies, if applicable, to disclose any subsequent events either as recognized subsequent events or non-recognized subsequent events. ASC 855 also modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued and requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date.

Issued

In December 2008, the FASB issued guidance included in ASC 715, Compensation – Retirement Benefits (“ASC 715”) which requires additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan. This standard requires disclosure of the fair value of each major plan asset category, disclosure of the level within the fair value hierarchy in which each major category of plan assets falls using the guidance in ASC 820 and a reconciliation of beginning and ending balances of plan asset fair values that are derived using significant unobservable inputs. The guidance is effective for fiscal years ending after December 15, 2009. The Company is currently reviewing the requirements of ASC 715 to determine the impact on its financial statement disclosures.

Fiscal Year

The Company’s fiscal year ends on March 31. Throughout this MD&A, we refer to the period from June 28, 2009 through September 26, 2009 as the “second quarter of fiscal 2010” or the “second quarter ended September 26, 2009.” Similarly, we refer to the period from June 29, 2008 through September 27, 2008 as the “second quarter of fiscal 2009” or the “second quarter ended September 27, 2008.” We refer to the period from April 1, 2009 through September 26, 2009 as the “first six months of fiscal 2010” or the “six months ended September 26, 2009.” Similarly, we refer to the period from April 1, 2008 through September 27, 2008 as the “first six months of fiscal 2009” or the “six months ended September 27, 2008.”

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

Restructuring and Other Similar Costs

We continued to execute certain restructuring actions during the three and six months ended September 26, 2009 to reduce operating costs and improve profitability. The restructuring charges taken during the three and six months ended September 26, 2009 consisted of $0.8 and $3.2 million, respectively, of severance costs related to workforce reductions of approximately 500 employees, or a 8.4% reduction from the March 31, 2009 employee base.

Consolidated Overview

The comparability of our operating results for the second quarter and first six months of fiscal 2010 has been impacted by fluctuations in foreign currency exchange rates as approximately one fourth of our net sales are denominated in currencies other than the U.S. dollar. The relative strength of the U.S. dollar in the second quarter and six months ended September 26, 2009 has negatively impacted comparisons to the same periods in the prior fiscal year due to the translation of subsidiary results that are denominated in a foreign currency.

Net sales for the second quarter of fiscal 2010 were $369.7 million, a decrease of $140.9 million or 27.6% compared to the second quarter of fiscal 2009, while net sales for the first six months of fiscal 2010 were $737.6 million, a decrease of $269.1 million or 26.7% compared to the first six months of fiscal 2009. The majority of our year-over-year net sales decline in both periods is attributable to slower order rates within our Power Transmission platform (as our customers align their inventory levels with current demand) as well as a continued softening within certain segments of our Water Management end-markets of infrastructure, commercial and residential construction. While demand for our products has contracted over the last few quarters, we believe we are beginning to experience stabilization across many of our end-markets. Sequentially, daily sales rates in the second quarter of fiscal 2010 were relatively flat and daily order rates increased approximately 7.8% over the same period.

Our backlog as of September 26, 2009 was approximately $373.0 million compared to $456.0 million as of March 31, 2009, a reduction of approximately 18.0%. The reduction in backlog and orders was primarily the result of the weak macro-economic environment currently affecting a broad section of the end-markets in both our Power Transmission and Water Management platforms.

Income from operations for the second quarter of fiscal 2010 was $38.1 million, a decrease of $31.2 million or 45.0% compared to the second quarter of fiscal 2009, while income from operations for the first six months of fiscal 2010 was $62.2 million, a decrease of $70.4 million or 53.1% compared to the first six months of fiscal 2009. The comparability of our year-over-year results has been significantly impacted by a change in our pension expense resulting primarily from the losses incurred on plan assets associated with our U.S. defined benefit pension plans during fiscal 2009. During the second quarter and first six months of fiscal 2010, we incurred $5.9 million and $11.9 million of pension expense, respectively (compared to pension income of $2.4 million and $4.8 million in the second quarter and first six months of fiscal 2009, respectively). In addition, income from operations in the second quarter and first six months of fiscal 2010 includes $0.8 and $3.2 million of restructuring expenses, respectively. Excluding pensions and restructuring, income from operations would have decreased by $22.1 million or 33.0% in the second quarter of fiscal 2010 and by $50.5 million or 39.5% in the first six months of fiscal 2010 versus the comparable prior year period. On an adjusted basis (also excluding pensions and restructuring), income from operations as a percent of net sales would have declined by 100 basis points to 12.1% in the second quarter and by 220 basis points to 10.5% in the first six months of fiscal 2010 versus the comparable prior year period. This remaining decline in income from operations as a percent of net sales in both periods was primarily driven by the impact of lower year-over-year net sales, partially offset by productivity gains, cost reduction initiatives and lower material prices.

Second Quarter Ended September 26, 2009 Compared with the Second Quarter Ended September 27, 2008:

Net Sales

(Dollars in Millions)

	Quarter Ended
	September 26, 2009	September 27, 2008	Change	% Change
Power Transmission	$238.4	$353.6	$(115.2)	-32.6%
Water Management	131.3	157.0	(25.7)	-16.4%

Consolidated	$369.7	$510.6	$(140.9)	-27.6%

Power Transmission

Power Transmission net sales in the second quarter of fiscal 2010 were $238.4 million, a decrease of $115.2 million, or 32.6%, from $353.6 million in the second quarter of fiscal 2009. Foreign currency fluctuations unfavorably impacted net sales by approximately $12.4 million, or 3.5%, during the quarter as the Euro, and other currencies, weakened against the U.S. dollar compared to the prior year period. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $102.8 million or 29.1% as our customers continued to reduce their inventory levels.

Water Management

Water Management net sales in the second quarter of fiscal 2010 were $131.3 million, a decrease of $25.7 million, or 16.4%, from $157.0 million in the second quarter of fiscal 2009. Foreign currency fluctuations unfavorably impacted sales by approximately $3.1 million, or 2.0%, during the quarter as the Canadian Dollar, and other currencies, weakened against the U.S. dollar compared to the prior year period. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $22.6 million, or 14.4%, versus the prior year second quarter which is attributable to continued softness within our commercial and residential construction end-markets as well as certain segments of our infrastructure end-markets, a trend which we expect to continue for the next few quarters. These declines were partially offset by an increase in year-over-year net sales in our water and wastewater end-markets.

Income from Operations

(Dollars in Millions)

	Quarter Ended
	September 26, 2009	September 27, 2008	Change	% Change
Power Transmission	$24.0	$48.3	$(24.3)	-50.3%
% of net sales	10.1%	13.7%	-3.6%
Water Management	22.4	22.2	0.2	0.9%
% of net sales	17.1%	14.1%	3.0%
Corporate	(8.3)	(1.2)	(7.1)	591.7%

Consolidated	$38.1	$69.3	$(31.2)	-45.0%

% of net sales	10.3%	13.6%	-3.3%

Power Transmission

Power Transmission income from operations in the second quarter of fiscal 2010 was $24.0 million compared to income from operations of $48.3 million in the second quarter of fiscal 2009. The comparability of our year-over-year results has been significantly impacted by a change in our pension expense resulting primarily from the losses incurred on plan assets associated with our U.S. defined benefit pension plans during fiscal 2009. During the second quarter of fiscal 2010, we incurred $3.0 million of pension expense (compared to pension expense of $0.9 million in the second quarter of fiscal 2009). In addition, income from operations in the second quarter of fiscal 2010 includes $0.8 million of restructuring expenses. Excluding the effect of restructuring expenses and pension expense, income from operations would have decreased $21.4 million or 43.5% and income from operations as a percent of net sales would have declined by 220 basis points to 11.7% of sales in the second quarter of fiscal 2010 versus the comparable prior year period. The remaining decline in income from operations as a percent of net sales was primarily driven by the unfavorable impact of lower year-over-year net sales, partially offset by productivity gains, cost reduction initiatives and lower material prices.

Water Management

Water Management income from operations in the second quarter of fiscal 2010 was $22.4 million compared to income from operations of $22.2 million in the second quarter of fiscal 2009. Despite a 16.4% decline in sales, operating income margins expanded 300 basis points as cost reduction actions, lower material prices and productivity gains more than offset the unfavorable impact of lower sales.

Corporate

Corporate expenses increased by $7.1 million from $1.2 million in the second quarter of fiscal 2009 to $8.3 million in the second quarter of fiscal 2010. This increase is primarily attributable to a $6.2 million dollar increase in pension expense.

Interest Expense, net

Interest expense, net was $46.8 million in the second quarter of fiscal 2010 compared to $44.7 million in the second quarter of fiscal 2009. The increase in interest expense is primarily the result of the incremental interest on a $104.7 million net increase in the carrying value of our long term debt in the current quarter due to the completion of our debt exchange offer on April 29, 2009.

Other Income (Expense), net

Other income (expense), net for the quarter ended September 26, 2009, consists of management fee expense of $0.7 million, loss on the sale of fixed assets of $0.2 million, foreign currency translation gains of $9.1 million, income in unconsolidated affiliates of $0.3 million and other miscellaneous losses of $0.4 million. Other income (expense), net for the quarter ended September 27, 2008, consists of management fee expense of $0.7 million, gain on the sale of fixed assets of $0.1 million, foreign currency transaction gains of $1.7 million, income in unconsolidated affiliates of $0.1 million and other miscellaneous losses of $0.2 million.

Provision (Benefit) for Income Taxes

The income tax benefit recorded in the second quarter of fiscal 2010 was $5.1 million compared to an income tax provision of $11.3 million in the second quarter of fiscal 2009. Our effective income tax rate for the second quarter of fiscal 2010 was 850.0% versus 44.1% in the second quarter of fiscal 2009. The extremely high effective income tax rate for the second quarter of fiscal 2010 is mainly due to the effect of a decrease to the valuation allowance relating to prior period U.S. federal net operating losses generated for which realization of such benefits is now deemed more likely than not, in conjunction with the relatively small amount of loss before income taxes. The effective income tax rate for the second quarter of fiscal 2009 is higher than the U.S. federal statutory rate of 35.0% mainly due to the effect of the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not.

Net Income

Our net income for the second quarter of fiscal 2010 was $4.5 million compared to net income of $14.3 million in the second quarter of fiscal 2009 due to the factors described above.

Six Months Ended September 26, 2009 Compared with the Six Months Ended September 27, 2008:

Net Sales

(Dollars in Millions)

	Six Months Ended
	September 26, 2009	September 27, 2008	Change	% Change
Power Transmission	$472.8	$694.2	$(221.4)	-31.9%
Water Management	264.8	312.5	(47.7)	-15.3%

Consolidated	$737.6	$1,006.7	$(269.1)	-26.7%

Power Transmission

Power Transmission net sales in the first six months of fiscal 2010 were $472.8 million, a decrease of $221.4 million, or 31.9%, from $694.2 million in the first six months of fiscal 2009. Foreign currency fluctuations unfavorably impacted sales by approximately $22.7 million, or 3.3%, during the six months as the Euro, and other currencies, weakened against the U.S. dollar compared to the prior year period. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $198.7 million, or 28.6%, as our customers reduced their inventory levels during the first six months of fiscal 2010 compared to the same period a year ago.

Water Management

Water Management net sales in the first six months of fiscal 2010 were $264.8 million, a decrease of $47.7 million, or 15.3%, from $312.5 million in the first six months of fiscal 2009. Foreign currency fluctuations unfavorably impacted sales by approximately $4.3 million, or 1.4%, during the six months as the Canadian Dollar, and other currencies, weakened against the U.S. dollar compared to the prior year period. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $43.4 million or 13.9% versus the prior year six months which is attributable to continued softness within our commercial and residential construction end-markets as well as certain segments of our infrastructure end-markets, a trend which we expect to continue for the next few quarters. These declines were partially offset by an increase in year-over-year net sales in our water and wastewater end-markets.

Income from Operations

(Dollars in Millions)

	Six Months Ended
	September 26, 2009	September 27, 2008	Change	% Change
Power Transmission	$38.6	$94.3	$(55.7)	-59.1%
% of net sales	8.2%	13.6%	-5.4%
Water Management	41.6	45.3	(3.7)	-8.2%
% of net sales	15.7%	14.5%	-1.2%
Corporate	(18.0)	(7.0)	(11.0)	157.1%

Consolidated	$62.2	$132.6	$(70.4)	-53.1%

% of net sales	8.4%	13.2%	-4.8%

Power Transmission

Power Transmission income from operations in the first six months of fiscal 2010 was $38.6 million compared to income from operations of $94.3 million in the first six months of fiscal 2009. The comparability of our year-over-year results has been significantly impacted by a change in our pension expense resulting primarily from the losses incurred on plan assets associated with our U.S. defined benefit pension plans during fiscal 2009. During the first six months of fiscal 2010, we incurred $6.2 million of pension expense (compared to pension expense of $1.9 million in the first six months of fiscal 2009). In addition, income from operations in the first six months of fiscal 2010 includes $2.7 million of restructuring expenses. Excluding the effect of restructuring expenses and pension expense, income from operations would have decreased $48.7 million or 50.6% and income from operations as a percent of net sales would have declined by 390 basis points to 10.0% of sales in the first six months of fiscal 2010 versus the comparable prior year period. The remaining decline in income from operations as a percent of net sales was primarily driven by unfavorable impact of lower year-over-year net sales, partially offset by productivity gains, cost reduction initiatives and lower material prices.

Water Management

Water Management income from operations in the first six months of fiscal 2010 was $41.6 million compared to income from operations of $45.3 million in the first six months of fiscal 2009. Despite a 15.3% decline in sales, operating income margins expanded 120 basis points as cost reduction actions, lower material prices and productivity gains more than offset the unfavorable impact of lower sales.

Corporate

Corporate expenses increased by $11.0 million from $7.0 million in the first six months of fiscal 2009 to $18.0 million in the first six months of fiscal 2010. This increase is directly attributable to a $12.4 million dollar increase in pension expense.

Interest Expense, net

Interest expense, net was $91.1 million in the first six months of fiscal 2010 compared to $89.2 million in the first six months of fiscal 2009. The increase in interest expense is primarily the result of the incremental interest on a $104.7 million net increase in the carrying value of our long term debt in the first six months due to the completion of our debt exchange offer on April 29, 2009.

Other Income (Expense), net

Other income (expense), net for the six months ended September 26, 2009, consists of management fee expense of $1.5 million, transaction costs associated with the debt exchange offer of $6.0 million, foreign currency translation gains of $14.8 million, loss on the sale of fixed assets of $0.2 million, income in unconsolidated affiliates of $0.3 million and other miscellaneous losses of $0.3 million. Other income (expense), net for the six months ended September 27, 2008, consists of management fee expense of $1.5 million, loss on disposition of fixed assets of $0.2 million, foreign currency transaction gains of $0.6 million and loss in unconsolidated affiliates of $0.1 million.

Provision (Benefit) for Income Taxes

The income tax benefit recorded in the first six months of fiscal 2010 was $2.3 million compared to an income tax provision of $18.8 million in the first six months of fiscal 2009. Our effective income tax rate for the first six months of fiscal 2010 was 10.6% versus 44.5% in the first six months of fiscal 2009. The effective tax rate for the first six months of fiscal 2010 includes the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not. The effective tax rate for the first six months of fiscal 2009 includes the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not.

Net Income (Loss)

Our net loss for the first six months of fiscal 2010 was $19.5 million compared to net income of $23.4 million in the first six months of fiscal 2009 due to the factors described above.

Liquidity and Capital Resources

Our primary source of liquidity is available cash and cash equivalents, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program. On September 15, 2008 and periodically thereafter, Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”), who have a 5% or $7.5 million credit commitment under our $150.0 million credit facility, filed for bankruptcy and, therefore the availability under our $150.0 million revolving credit facility had been effectively reduced by $7.5 million until such time as a replacement lender could be found to cover this credit commitment. On November 3, 2009 Barclays Bank, PLC assumed the $7.5 million commitment under the revolving credit line that was previously unfulfilled due to the Lehman bankruptcy.

As of September 26, 2009, we had $234.1 million of cash and cash equivalents and approximately $196.5 million of additional borrowings available to us ($110.5 million of available borrowings under our revolving credit facility and $86.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of September 26, 2009, the available borrowings under our credit facility have been reduced by the aforementioned $7.5 million reduction due to Lehman’s inability to fund its commitment. In addition, $32.0 million of the credit facility was utilized in connection with outstanding letters of credit. As of September 26, 2009 the available borrowings under our accounts receivable securitization program have been reduced by $14.0 million due to borrowing base limitations.

Cash Flows

Net cash provided by operating activities in the first six months of fiscal 2010 was $80.1 million compared to $45.7 million in the first six months of fiscal 2009. Fiscal 2010 cash provided by operating activities includes an incremental $6.0 million of transaction costs associated with our debt exchange offer and $11.6 million of restructuring payments. Excluding the incremental transaction and restructuring payments, cash flow from operations improved by $52.0 million. Decreases in trade working capital (accounts receivable, inventories and accounts payable) contributed a $75.3 million source of cash year-over-year, primarily due to a $55.0 million reduction in inventory. The remaining $23.3 million decline in operating cash flow is due to the volume impact on $269.1 million of lower net sales, partially offset by the cash savings generated from our restructuring initiatives year-over-year.

Cash used for investing activities was $9.3 million in the first six months of fiscal 2010 compared to $21.7 million in the first six months of fiscal 2009. The year-over-year decrease in cash used for investing activities is primarily due to lower capital expenditures as we aligned our capital expenditures with current sales volume.

Cash used for financing activities was $119.5 million in the first six months of fiscal 2010 compared to a use of $0.8 million in the first six months of fiscal 2009. The cash used for financing activities in the first six months of fiscal 2010 consisted of financing fee payments of $4.9 million associated with our debt exchange offer and $114.6 million of repayments on our revolver ($82.7 million), AR Securitization facility ($30 million) and other borrowings ($1.9 million). Cash used of $0.8 million in the first six months of fiscal 2009 consisted of a debt repayment of $0.5 million on our term loans along with $0.3 million of repayments on borrowings at various foreign subsidiaries.

Indebtedness

As of September 26, 2009 we had $2,132.0 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 26, 2009	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion

Term loans	$765.0	$2.0	$763.0
Borrowings under revolving credit facility	—	—	—
Borrowings under accounts receivable securitization facility	—	—	—
9.50% Senior notes due 2014 (1)	978.4	—	978.4
8.875% Senior notes due 2016	79.0	—	79.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	9.3	5.4	3.9

Total Debt	$2,132.0	$7.4	$2,124.6

(1)	Includes a net unamortized bond issue discount of $12.9 million.

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

As of September 26, 2009, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $195.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at September 26, 2009 was 4.41%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. On September 15, 2008 Lehman who had a 5% or $7.5 million credit commitment under our $150.0 million credit facility, filed for bankruptcy. Therefore, the availability under our $150.0 million revolving credit facility had been effectively temporarily reduced by $7.5 million until such time as a replacement lender could be found to cover this credit commitment. On November 3, 2009 Barclays Bank, PLC assumed the $7.5 million commitment under the revolving credit line that was previously unfulfilled due to the Lehman bankruptcy. In addition, $32.0 million and $30.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at September 26, 2009 and March 31, 2009, respectively. Outstanding borrowings under the revolving credit facility were $82.7 million as of March 31, 2009. Due to the volatile credit markets, management did not intend to repay the outstanding balance of the revolving credit facility within one year and accordingly classified the borrowings as long-term debt. Continuing improvements in the credit markets during the second quarter of fiscal 2010 caused management to reconsider its previous intent and lead to the decision to repay the balance due under the revolving credit facility during the second quarter ended September 26, 2009.

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

As of September 26, 2009, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $8.0 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of September 26, 2009, the senior secured bank leverage ratio was 1.85 to 1.00.

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

We accounted for the debt exchange transaction pursuant to ASC 470-50. Pursuant to this guidance, the exchange of the our Old 2016 Notes did not constitute a significant modification of debt (that is, the change in the present value of expected cash flows under the terms of the modified debt as compared to the present value of expected cash flows under the original debt was less than 10%). Therefore, the carrying value of the $71.0 million in Old 2016 Notes tendered was carried-forward as the net carrying value of the New Senior Notes, inclusive of a $5.5 million original issue premium. The premium is a result of the difference between the $71.0 million carrying value of the Old 2016 notes and the $65.5 million of corresponding face value of New Senior Notes issued with respect to this component of the exchange. This premium will be amortized as a reduction to interest expense (via the effective interest method) over the life of the New Senior Notes in conformity with the standard.

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

As of September 26, 2009, a total of $79.0 million in aggregate principal amount of 8.875% senior notes due 2016 remained outstanding. These notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016.

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

At September 26, 2009 and March 31, 2009, various wholly-owned subsidiaries had additional debt of $9.3 million and $9.8 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

Account Receivable Securitization Program

On September 26, 2007, three of our wholly-owned domestic subsidiaries entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby they continuously sell substantially all of their domestic trade accounts receivable to Rexnord Funding LLC (a wholly-owned bankruptcy remote special purpose subsidiary) for cash and subordinated notes. Rexnord Funding LLC in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the Receivables Financing and Administration Agreement is $100 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by Rexnord Funding LLC. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement.

The AR Securitization Program does not qualify for sale accounting under ASC 860, and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program are recorded within “Interest expense, net” in the consolidated statement of operations with respect to revolving loans or letters of credit obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus 1.35%. Outstanding borrowings mature on September 26, 2012. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis.

At March 31, 2009, $30.0 million was outstanding under the Program and was classified as long-term debt in the consolidated balance sheets. Due to the volatile credit markets, management did not intend to repay the outstanding balance under the Program within one year and accordingly classified the borrowings as long-term debt. Continuing improvements in the credit markets during the second quarter of fiscal 2010 caused management to reconsider its previous intent and lead to the decision to repay the balance due under the Program during the second quarter ended September 26, 2009. At September 26, 2009 the Company’s available borrowing capacity under the AR Securitization Program was $86.0 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of September 26, 2009, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

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

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the United States Dollar (“USD” or “U.S. Dollar”) value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors—Our international operations are subject to uncertainties, which could adversely affect our operating results”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal periods. The U.S. Dollar has weakened during fiscal 2010 relative to many foreign currencies. As of September 26, 2009, stockholders’ equity decreased by $2.6 million from March 31, 2009 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of September 26, 2009, the result would have decreased stockholders’ equity by approximately $11.3 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At September 26, 2009, we had outstanding forward foreign currency contracts that exchange Canadian dollars (“CAD”) for USD as well as USD for CAD which were entered into to hedge firm and anticipated monthly cash flows through fiscal 2010. The forward contracts currently in place expire between October and March of fiscal 2010 and have notional amounts of $12.5 million CAD ($11.4 million USD) and $4.8 million USD ($5.4 million CAD) and contract rates ranging from $1CAD:$0.8120 USD to $1CAD:$0.9154 USD. These contracts are not designated as effective cash flow hedges for ASC 815 accounting purposes and as such, the outstanding contracts are marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.1 million decrease in the fair value of foreign exchange forward contracts as of September 26, 2009.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

A substantial portion of our indebtedness, including the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of September 26, 2009, our outstanding borrowings under the senior secured credit facility were $765.0 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $195.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.00% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at September 26, 2009 was 4.41%. In order to hedge the variability in future cash flows associated with a portion of our variable-rate term loans, we previously entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of our variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of our variable-rate term loans, while the interest rate swap converts $68.0 million of our variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Through the second quarter ended September 26, 2009, we entered into three forward starting interest rate swaps to hedge the variability in future cash flows associated with our variable-rate term loans. All three interest rate swaps become effective beginning October 20, 2009 and mature on July 20, 2012. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.

Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. Based upon the our un-hedged variable rate debt as of September 26, 2009, a 100 basis point increase in the September 26, 2009 interest rates would increase interest expense by approximately $4.0 million on an annual basis.

ITEM 4T.	CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the second quarter of our fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Management believes that for the period from April 1, 2009 through November 6, 2009, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 11 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS.

Information with respect to our risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Management believes that as of November 6, 2009, there have been no material changes to this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.	EXHIBIT INDEX.

Exhibit No.	Ref.	Description

10.1	(1)	Amended and Restated Credit Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., and Rexnord LLC, Credit Suisse, Cayman Islands Branch, as administrative agent and the lenders party thereto

10.2	(1)	Amended and Restated Guarantee and Collateral Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the subsidiary guarantors party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent

10.3	(2)	Employment Separation and General Release Agreement, dated as of September 11, 2009, by and between Robert A. Hitt, Rexnord LLC, RBS Global, Inc. and Rexnord Holdings, Inc.

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

(1)	Incorporated by reference to the Form 8-K/A filed by the registrants on October 5, 2009.
(2)	Incorporated by reference to the Form 8-K filed by the registrants on October 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: November 6, 2009	By:	/S/ GEORGE C. MOORE
	Name:	George C. Moore
	Title:	Executive Vice President and Chief Financial Officer