Form 10-Q
period 2009-12-26
REXNORD LLC; RBS GLOBAL INC
filed 2010-02-04
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 26, 2009
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K in the section titled “Risk Factors.” Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Key risks to our company are referenced under Part II, Item 1A herein.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Millions, except share amounts)

(Unaudited)

	December 26, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$258.2	$277.5
Receivables, net	224.2	258.8
Inventories, net	275.3	327.1
Other current assets	27.1	29.0

Total current assets	784.8	892.4

Property, plant and equipment, net	387.6	413.5
Intangible assets, net	699.8	736.4
Goodwill	1,011.8	1,010.9
Insurance for asbestos claims	90.0	90.0
Other assets	55.1	61.6

Total assets	$3,029.1	$3,204.8

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$6.7	$8.1
Trade payables	112.9	134.6
Income taxes payable	5.1	3.7
Deferred income taxes	0.2	10.8
Compensation and benefits	59.0	62.1
Current portion of pension obligations	2.6	2.6
Current portion of postretirement benefit obligations	2.2	2.2
Interest payable	54.0	24.3
Other current liabilities	82.8	95.2

Total current liabilities	325.5	343.6

Long-term debt	2,124.2	2,132.4
Pension obligations	137.0	134.5
Postretirement benefit obligations	23.1	24.8
Deferred income taxes	263.9	263.6
Reserve for asbestos claims	90.0	90.0
Other liabilities	45.6	58.5

Total liabilities	3,009.3	3,047.4
Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid in capital	532.2	662.6
Retained deficit	(390.9)	(374.2)
Accumulated other comprehensive loss	(121.6)	(131.1)

Total stockholders’ equity	19.8	157.4

Total liabilities and stockholders’ equity	$3,029.1	$3,204.8

See Notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net sales	$365.7	$443.1	$1,103.3	$1,449.8
Cost of sales	241.6	303.7	739.9	985.3

Gross profit	124.1	139.4	363.4	464.5
Selling, general and administrative expenses	72.6	76.6	222.4	244.2
Intangible impairment charges	—	402.5	—	402.5
Restructuring and other similar charges	1.1	3.6	4.3	3.6
Amortization of intangible assets	13.3	12.0	37.4	36.9

Income (loss) from operations	37.1	(355.3)	99.3	(222.7)
Non-operating expense:
Interest expense, net	(45.3)	(46.1)	(136.4)	(135.3)
Other income (expense), net	(8.4)	3.3	(1.3)	2.1

Loss before income taxes	(16.6)	(398.1)	(38.4)	(355.9)
(Benefit) provision for income taxes	(19.4)	11.8	(21.7)	30.6

Net income (loss)	$2.8	$(409.9)	$(16.7)	$(386.5)

See Notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Millions)

(Unaudited)

	Nine Months Ended
	December 26, 2009	December 27, 2008
Operating activities
Net loss	$(16.7)	$(386.5)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	44.2	45.2
Amortization of intangible assets	37.4	36.9
Intangible impairment charges	—	402.5
Amortization of original bond discount	1.7	—
Accretion of original bond premium	(0.8)	(0.8)
Amortization of deferred financing costs	8.3	7.7
Loss on dispositions of property, plant and equipment	0.6	—
Equity in (earnings) loss of unconsolidated affiliates	(0.3)	0.1
Other non-cash credits	(11.8)	(0.5)
Stock-based compensation expense	4.1	5.0
Changes in operating assets and liabilities:
Receivables	41.8	17.1
Inventories	57.6	(1.2)
Other assets	7.0	(9.8)
Accounts payable	(24.6)	(35.4)
Accruals and other	(7.9)	29.7

Cash provided by operating activities	140.6	110.0

Investing activities
Expenditures for property, plant and equipment	(13.6)	(29.9)
Proceeds from surrender of life insurance policies	—	0.9

Cash used for investing activities	(13.6)	(29.0)

Financing activities
Repayments of short-term debt	(1.1)	—
Repayments of long-term debt	(115.1)	(1.4)
Proceeds from borrowings of long-term debt	—	47.5
Dividend payment to parent company	(30.0)	(25.0)
Payment of financing fees	(4.9)	—

Cash (used for) provided by financing activities	(151.1)	21.1
Effect of exchange rate changes on cash and cash equivalents	4.8	(4.5)

(Decrease) increase in cash and cash equivalents	(19.3)	97.6
Cash and cash equivalents at beginning of period	277.5	141.9

Cash and cash equivalents at end of period	$258.2	$239.5

See Notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 26, 2009

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

On April 1, 2009, the Company adopted the guidance included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the measurement of fair value used when evaluating nonfinancial assets and liabilities. See additional disclosures related to the adoption of the standard within Note 11.

On April 1, 2009, the Company adopted the guidance included in ASC 805, Business Combinations (“ASC 805”), which significantly changed the accounting for and reporting of business combination transactions. The objective of this guidance is to improve the information provided in financial reports about a business combination and its effects. ASC 805 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it requires that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. ASC 805 also requires that acquisition costs generally be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The impact of the adoption of ASC 805 on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed subsequent to adoption. Currently, the Company has not made any business acquisitions subsequent to the adoption of this standard. The Company estimates that approximately $64.0 million and $23.1 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods, would impact income tax expense instead of goodwill.

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

Evaluation of Subsequent Events

The Company evaluated subsequent events from the balance sheet date of December 26, 2009 through February 4, 2010 (the date of this filing) and has concluded that no subsequent events have occurred during this period.

2. Restructuring and Other Similar Costs

During the third quarter of our fiscal year 2009 (quarter ended December 27, 2008), the Company commenced certain restructuring actions to reduce operating costs and improve profitability. The Company continued to execute these restructuring actions during the three and nine months ended December 26, 2009 (these actions are anticipated to be completed by the end of fiscal 2010). The restructuring charges taken during the three and nine months ended December 26, 2009 consisted of $1.1 million and $4.3 million, respectively, of severance costs related to workforce reductions of approximately 550 employees, or a 9.1% reduction from the Company’s March 31, 2009 employee base. The following table summarizes the restructuring costs incurred during the third quarter and nine months ended December 26, 2009 and the total restructuring costs incurred since such actions began (i.e., the period from September 28, 2008 to December 26, 2009) by reportable segment (in millions):

	Quarter Ended December 26, 2009
	Power Transmission	Water Management	Corporate	Consolidated
Severance costs	$1.1	$—	$—	$1.1

	Nine Months Ended December 26, 2009
	Power Transmission	Water Management	Corporate	Consolidated
Severance costs	$3.8	$0.5	$—	$4.3

	Restructuring Costs To-date (Period from September 28, 2008 to December 26, 2009)
	Power Transmission	Water Management	Corporate	Consolidated
Severance costs	$19.8	2.5	$0.2	$22.5
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	—	2.5	—	2.5
Lease termination and other costs	0.5	0.1	—	0.6

Total restructuring and other similar costs	$20.3	$8.3	$0.2	$28.8

The following table summarizes the activity in the Company’s restructuring reserve for the nine months ended December 26, 2009 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2009	$12.6	$0.6	$13.2
Charges	4.3	—	4.3
Cash payments	(13.8)	(0.6)	(14.4)
Currency translation adjustment	0.3	—	0.3

Restructuring reserve, December 26, 2009 (1)	$3.4	$—	$3.4

(1)	The restructuring reserve is included in other current liabilities on the condensed consolidated balance sheets.

The remaining accrued severance is anticipated to be paid by the end of fiscal 2010.

3. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The Company, as a producer of ball bearing products in the United States, participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received, in the third quarter and nine months ended December 26, 2009, $0.8 million representing its pro rata share of the total CDSOA distribution. Similarly, a recovery of $1.8 million was recorded during the third quarter and nine months ended December 27, 2008 related to the submission of previous calendar year data to CBP. These recoveries are included in other income (expense), net on the consolidated statement of operations.

In February 2006, U.S. legislation was enacted that ends CDSOA distributions to U.S. manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company has continued to receive some additional distributions; however, because of the pending cases, the 2006 legislation and the administrative operation of the law, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years.

4. Income Taxes

The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant, discrete items is reflected in the period in which they occur. The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company’s ability to utilize various tax credits and net operating loss (“NOL”) carryforwards.

The effective income tax rate for the third quarter of fiscal 2010 was a benefit of 116.9% versus a provision of 3.0% in the third quarter of fiscal 2009. The extremely high effective income tax rate for the third quarter of fiscal 2010 is mainly due to the income tax benefit recognized as a result of a decrease in the liability for unrecognized tax benefits recorded during this period associated with the conclusion of the Internal Revenue Service (“IRS”) examination and certain benefits provided under a new Brazilian tax settlement program (see additional discussion below). The income tax expense, associated with the loss before income taxes, for the third quarter of fiscal 2009 is primarily due to the effect of approximately $304.8 million of non-deductible expenses recorded, as well as, a $45.7 million increase in the valuation allowance; both items relating to the impairment charge recorded during this prior period as a result of overall economic conditions. The significant increase in the valuation allowance in this prior period is the result of U.S. federal NOL carryforwards, certain state NOL carryforwards and foreign tax credit carryforwards which were generated and recognized in periods prior to the third quarter of fiscal 2009 but, as of the third quarter of fiscal 2009, had more uncertainty as to the ultimate realization of the associated tax benefits due to the deterioration of the existing economic environment.

At December 26, 2009, the Company had a $27.0 million liability for unrecognized net tax benefits. At March 31, 2009, the Company’s total liability for unrecognized net tax benefits was $42.5 million. The significant reduction of the total liability for unrecognized net tax benefits is mainly due to the conclusion of the IRS examination, as well as, certain benefits provided under a new Brazilian tax settlement program (see additional discussion below). Due to the adoption of ASC 805, effective April 1, 2009, the entire amount of $27.0 million of unrecognized tax benefits as of December 26, 2009 would impact income tax expense if recognized in a future period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 26, 2009 and March 31, 2009, the total amount of gross, unrecognized tax benefits includes $7.4 million and $14.0 million of accrued interest and penalties, respectively. The Company recognized $4.3 million of net interest and penalties as income tax benefit during the nine months ended December 26, 2009. This benefit was largely a result of the significant discount for interest and penalties provided under the new Brazilian tax settlement program executed by the Company during the current period (see additional discussion below). The Company recognized $1.2 million of net interest and penalties as income tax expense during the nine months ended December 27, 2008.

An IRS examination of the Company’s U.S. federal income tax returns, which began in January 2009, was completed during the third quarter of fiscal 2010. The IRS examination covered the tax periods ended March 31, 2006 and July 21, 2006. The conclusion of the examination resulted in no cash tax impact to the Company. In addition, although there was a relatively small downward adjustment to the Company’s federal NOL incurred for the tax period ended July 21, 2006, the NOL reduction did not result in any negative financial impact to the Company as this NOL carryforward was fully offset with an existing valuation allowance. In addition, the Company signed up for a new Brazilian tax settlement program during the period with respect to certain outstanding tax liabilities relating to its Brazilian operations. In exchange for immediate payment of existing, historical tax liabilities, the settlement program provided for substantial discounts in related interest, penalties and other fees that were previously accrued to the Company. For the nine months ended December 26, 2009, the Company paid approximately $2.9 million to extinguish the historical Brazilian tax liability.

The Company or one or more of its subsidiaries conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for years ending prior to fiscal 2007, state and local income tax examinations for years ending prior to fiscal 2006 or significant foreign income tax examinations for years ending prior to fiscal 2005.

5. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in millions):

	Third Quarter Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net income (loss)	$2.8	$(409.9)	$(16.7)	$(386.5)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives, net of tax	(0.5)	(1.9)	—	1.4
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains (losses), net of tax	1.7	(0.4)	5.7	(0.2)
Foreign currency translation adjustments	6.4	(12.8)	3.8	(17.5)

Comprehensive income (loss)	$10.4	$(425.0)	$(7.2)	$(402.8)

6. Inventories

The major classes of inventories are summarized as follows (in millions):

	December 26, 2009	March 31, 2009
Finished goods	$174.8	$208.6
Work in progress	47.6	54.8
Raw materials	34.4	41.8

Inventories at First-In, First-Out (“FIFO”) cost	256.8	305.2
Adjustment to state inventories at Last-In, First-Out (“LIFO”) cost	18.5	21.9

	$275.3	$327.1

7. Goodwill and Intangible Assets

During the third quarter ended December 26, 2009, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Pursuant to the guidance, an impairment loss is recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of the Company’s indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow), which indicated that the fair value of the Company’s indefinite lived intangible assets and reporting units exceeded their carrying value. Therefore, no impairment was present. The estimated fair value of the Company’s reporting units was dependent on several significant assumptions, including our weighted average cost of capital (discount rate) and future earnings and cash flow projections.

In the third quarter ended December 27, 2008, the Company recorded a non-cash pre-tax impairment charge associated with goodwill and identifiable intangible assets of $402.5 million, of which $319.3 million related to goodwill impairment and $83.2 million related to other identifiable intangible asset impairments. This charge was measured and recognized following the authoritative guidance, which requires that the carrying value of goodwill and identifiable intangible assets be tested for impairment annually or whenever circumstances indicate that impairment may exist. The impairment charge recorded was precipitated by the imposing macroeconomic factors impacting the global credit markets as well as slower industry business conditions which contributed to deterioration in the Company’s projected sales, operating profits and cash flows.

The changes in the net carrying value of goodwill and identifiable intangible assets for the nine months ended December 26, 2009, by operating segment, are presented below (dollars in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Power Transmission
Net carrying amount as of March 31, 2009	$852.3	$191.9	$197.0	$10.3	$—	$399.2
Amortization	—	(1.2)	(20.2)	(1.2)	—	(22.6)

Net carrying amount as of December 26, 2009	$852.3	$190.7	$176.8	$9.1	$—	$376.6

Water Management
Net carrying amount as of March 31, 2009	$158.6	$100.7	$222.3	$14.1	$0.1	$337.2
Amortization	—	—	(13.3)	(1.5)	—	(14.8)
Currency translation adjustment	0.9	0.5	0.3	—	—	0.8

Net carrying amount as of December 26, 2009	$159.5	$101.2	$209.3	$12.6	$0.1	$323.2

Consolidated
Net carrying amount as of March 31, 2009	$1,010.9	$292.6	$419.3	$24.4	$0.1	$736.4
Amortization	—	(1.2)	(33.5)	(2.7)	—	(37.4)
Currency translation adjustment	0.9	0.5	0.3	—	—	0.8

Net carrying amount as of December 26, 2009	$1,011.8	$291.9	$386.1	$21.7	$0.1	$699.8

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 26, 2009 and March 31, 2009 are as follows (in millions):

		December 26, 2009
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.1	$(14.4)	$21.7
Customer relationships (including distribution network)	12 Years	529.1	(143.0)	386.1
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		291.9	—	291.9

		$857.2	$(157.4)	$699.8

		March 31, 2009
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.1	$(11.7)	$24.4
Customer relationships (including distribution network)	12 Years	528.8	(109.5)	419.3
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.6	—	292.6

		$857.6	$(121.2)	$736.4

Intangible asset amortization expense totaled $13.3 million and $37.4 million for the third quarter and nine months ended December 26, 2009, respectively. Intangible asset amortization expense totaled $12.0 million and $36.9 million for the third quarter and nine months ended December 27, 2008, respectively. Included in the amortization expense for the third quarter and nine months ended December 26, 2009 is $1.2 million related to the write-off of a tradename that will be discontinued during fiscal 2011.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $49.3 million in fiscal year 2010 (inclusive of $37.4 million of amortization expense recognized in the nine months ended December 26, 2009), $47.9 million in fiscal year 2011, $47.5 million in fiscal year 2012, $47.1 million in fiscal year 2013 and $47.0 million in fiscal year 2014.

8. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 26, 2009	March 31, 2009
Taxes, other than income taxes	$5.2	$4.8
Sales rebates	16.0	15.1
Restructuring obligations (1)	3.4	13.2
Customer advances	20.7	23.3
Product warranty (2)	8.7	7.2
Commissions	6.0	6.5
Risk management reserves (3)	4.4	4.0
Derivative liability (4)	0.3	5.7
Other	18.1	15.4

	$82.8	$95.2

(1)	See more information related to the restructuring obligations balance within Note 2.
(2)	See more information related to the product warranty obligations balance within Note 12.
(3)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.
(4)	See more information related to the derivative instruments within Note 10.

9. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	December 26, 2009	March 31, 2009
Term loans	$764.5	$765.5
Borrowings under revolving credit facility	—	82.7
Borrowings under AR securitization facility	—	30.0
9.50% Senior notes due 2014 (1)	978.8	802.2
8.875% Senior notes due 2016	79.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	8.3	9.8

Total	2,130.9	2,140.5
Less current portion	6.7	8.1

Long-term debt	$2,124.2	$2,132.4

(1)	Includes a net unamortized bond issue discount of $12.5 million at December 26, 2009 and an unamortized bond issue premium of $7.2 million at March 31, 2009.

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

As of December 26, 2009, the Company’s outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $194.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at December 26, 2009 was 3.64%.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. On September 15, 2008 Lehman Brothers Holdings, Inc. and certain of its subsidiaries (“Lehman”), who had a 5% or $7.5 million credit commitment under our $150.0 million credit facility, filed for bankruptcy. Therefore, the availability under the Company’s $150.0 million revolving credit facility had been effectively temporarily reduced by $7.5 million until such time as a replacement lender could be found to cover this credit commitment. On November 3, 2009 Barclays Bank, PLC assumed the $7.5 million commitment under the revolving credit line that was previously unfulfilled due to the Lehman bankruptcy. At December 26, 2009 and March 31, 2009, respectively, $30.9 million and $30.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit. Outstanding borrowings under the revolving credit facility were $82.7 million as of March 31, 2009.

On October 5, 2009, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) amending and restating the credit agreement dated as of July 21, 2006, to, among other things: (i) allow for one or more future issuances of secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Amended and Restated Credit Agreement, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans under the Amended and Restated Credit Agreement at par; (ii) subject to the requirement to make such offers on a pro rata basis to all lenders, allow the Company to agree with individual lenders to extend the maturity of their term loans or revolving commitments, and for the Company to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension; and (iii) allow for one or more future issuances of additional secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Amended and Restated Credit Agreement, in an amount not to exceed the amount of incremental facility availability under the Amended and Restated Credit Agreement.

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

As of December 26, 2009, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $7.5 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of December 26, 2009, the senior secured bank leverage ratio was 1.86 to 1.00.

On April 29, 2009, the Company and its indirect parent, Rexnord Holdings, finalized the results of a debt exchange offer to exchange (a) new 9.50% Senior Notes due 2014 (the “New Senior Notes”) for any and all of the Company’s 8.875% Senior Notes due 2016 (the “Old 2016 Notes”), (b) the New Senior Notes for any and all of Rexnord Holdings’ PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the Old 2016 Notes, the “Old Notes”), and (c) the New Senior Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the credit agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as syndication agent, and the lenders from time to time party thereto.

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

After and including the exchange offer, the Company has issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bear interest at a rate of 9.50% per annum and which will mature on August 1, 2014. This amount includes $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the New Senior Notes and the Company’s previously existing 9.50% senior notes are substantially similar with the exception of interest payment dates. Interest on the $795.0 million of previously existing 9.50% senior notes is payable on February 1 and August 1, while interest on the $196.3 million of New Senior Notes is payable on May 1 and November 1.

As of December 26, 2009, a total of $79.0 million in aggregate principal amount of 8.875% senior notes due 2016 remained outstanding. These notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016.

The Company has issued $300.0 million in aggregate principal amount of 11.75% senior subordinated notes due 2016. Those notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit the Company to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow the Company to incur additional debt as long as it can satisfy the coverage ratio specified in the indenture after giving effect thereto on a pro forma basis.

The indentures governing the senior notes and senior subordinated notes contain customary covenants, including among others, limiting dividends, investments, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in the indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by the Company’s subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture).

The indentures governing the senior notes and the senior subordinated notes permit optional redemption of the notes on certain terms and at certain prices, as described below.

The indentures provide that, prior to August 1, 2011 (or in the case of the 9.50% senior notes due 2014, prior to August 1, 2010), the notes may be redeemed at the Company’s option in whole at any time or in part from time to time, upon not less than 30 and not more than 60 days’ prior notice, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, plus (ii) a “make whole” premium as set forth in the applicable indenture, plus (iii) accrued and unpaid interest and additional interest, if any, to the applicable redemption date.

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

At December 26, 2009 and March 31, 2009, various wholly-owned subsidiaries had additional debt of $8.3 million and $9.8 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

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

At March 31, 2009, $30.0 million was outstanding under the Program and was classified as long-term debt in the consolidated balance sheets. Due to the volatile credit markets, management did not intend to repay the outstanding balance under the Program within one year and accordingly classified the borrowings as long-term debt. At December 26, 2009 the Company’s available borrowing capacity under the AR Securitization Program was $75.2 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of December 26, 2009, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

10. Derivative Financial Instruments

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

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flow requirements expected to occur during the fiscal year. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”) as well as USD for CAD. The forward contracts currently in place expire between January and June of calendar 2010 and have notional amounts of $6.5 million CAD ($5.9 million USD) and $4.5 million USD ($4.9 million CAD) and contract rates ranging from $1CAD:$0.9060 USD to $1CAD:$0.9421 USD. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amount recorded on the balance sheets and recognized within the income statements related to the Company’s foreign currency forward contracts within the tables below.

Interest Rate Collar and Swaps

Effective October 20, 2009, the Company entered into three forward starting interest rate swaps to hedge the variability in future cash flows associated with the Company’s variable rate term loans. All three interest rate swaps mature on July 20, 2012. The three swaps convert an aggregate of $370.0 million of the Company’s variable-rate term loans to fixed interest rates ranging from 2.08% to 2.39% plus the applicable margin. The Company previously entered into an interest rate collar and an interest rate swap, effective October 20, 2006, to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provided an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converted $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap and matured on October 20, 2009. All interest rate derivatives have been accounted for as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives are recorded on the Company’s consolidated balance sheet with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the balance sheets and recognized within the income statements related to the Company’s interest rate collar and swaps within the tables below.

The Company’s derivatives are measured at fair value in accordance with ASC 820. See Note 11 for more information as it relates to the fair value measurement of the Company’s derivative financial instruments.

The following tables indicate the classification and the fair value of the Company’s derivative instruments within the consolidated balance sheet segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Fair value of derivatives designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	December 26, 2009	March 31, 2009	Balance Sheet Classification
Interest rate collar and swap	$—	$(5.7)	Other current liabilities
Interest rate swaps	$(5.7)	$—	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815-20:

	Asset Derivatives
	December 26, 2009	March 31, 2009	Balance Sheet Classification
Foreign currency forward contracts	$0.2	$—	Other current assets

	Liability Derivatives
	December 26, 2009	March 31, 2009	Balance Sheet Classification
Foreign currency forward contracts	$(0.3)	$—	Other current liabilities

The following table indicates the classification and the amount of gains and losses associated with the Company’s derivative instruments within the consolidated balance sheet (for qualifying ASC 815-20 instruments) and recognized within the consolidated statement of operations. The information is segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Derivative Instruments Designated as Cash Flow Hedging Relationships Under ASC 815-20	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives		Classification of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
				Third Quarter Ended		Nine Months Ended
	December 26, 2009	March 31, 2009		December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Interest rate contracts	$(3.5)	$(3.5)	Interest expense, net	$(2.1)	$(0.5)	$(7.7)	$(2.6)

Derivative Instruments Not Designated as Hedging Instruments Under ASC 815-20	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount Recognized in Other income (expense), net		Amount Recognized in Other income (expense), net
		Third Quarter Ended		Nine Months Ended
		December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Foreign currency forward contracts	Other income (expense), net	$0.2	$2.1	$0.5	$1.9

The Company currently expects to reclassify $5.5 million within accumulated other comprehensive loss into earnings (as interest expense) during the next year as the Company’s current mark to market calculations assume that variable rates will remain below its fixed contract rates for the next twelve months.

11. Fair Value Measurements

Effective April 1, 2008 the Company adopted the guidance in ASC 820 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective April 1, 2009, the Company adopted the guidance in ASC 820 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis.

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

Foreign Currency Forward Contracts

The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates.

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

The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of December 26, 2009 (in millions):

	Fair Value as of December 26, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.2	$—	$0.2

Total assets at fair value	$—	$0.2	$—	$0.2

Liabilities:
Foreign currency forward contracts	$—	$(0.3)	$—	$(0.3)
Interest rate collar and swaps	—	(5.7)	—	$(5.7)

Total liabilities at fair value	$—	$(6.0)	$—	$(6.0)

During the quarter and nine months ended December 26, 2009, the Company did not incur any fair value adjustments on non-financial assets valued on a non-recurring basis.

Fair Value of Non-Derivative Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 26, 2009 and March 31, 2009 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the Condensed Consolidated Balance Sheets as of December 26, 2009 and March 31, 2009 was approximately $2,130.9 million and $2,140.5 million, respectively, whereas the fair value of long-term debt as of December 26, 2009 and March 31, 2009 was approximately $2,081.8 million and $1,689.6 million, respectively. The fair value is based on quoted market prices for the same issues.

12. Commitments and Contingencies

Warranties:

The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Third Quarter Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Balance at beginning of period	$8.3	$4.6	$7.2	$6.8
Charged to operations	1.2	0.4	4.8	0.2
Claims settled	(0.8)	(1.0)	(3.3)	(3.0)

Balance at end of period	$8.7	$4.0	$8.7	$4.0

Contingencies:

The Company’s subsidiaries are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

•

All previously pending lawsuits related to the Site have been settled and dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in matters related to the Site and has paid 100% of the costs to date. To provide additional protection, the Company has brought several indemnification suits against previous property owners who retained certain environmental liabilities associated with its property, and is also involved in litigation with its insurance companies for a declaration of coverage. These suits are progressing in accordance with the respective courts’ scheduling orders.

•

Multiple lawsuits (with approximately 3,500 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are approximately 3,700 individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company’s insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

In connection with the Falk acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk, through its successor entity, is a defendant in approximately 190 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 700 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of December 26, 2009, Zurn and an average of approximately 100 other unrelated companies were defendants in approximately 6,100 asbestos related lawsuits representing approximately 28,400 claims. The suits allege damages in an aggregate amount of approximately $14.7 billion against all defendants. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of December 26, 2009, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $90.0 million of which Zurn expects to pay approximately $79.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.

As a result, Zurn’s actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of December 26, 2009, is approximately $270.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $194.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $270.0 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.

As of December 26, 2009, the Company recorded a receivable from its insurance carriers of $90.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $270.0 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $270.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company’s carriers.

As of the date of this filing, subsidiaries, Zurn Pex, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in fourteen lawsuits, brought between July 2007 and December 2009, in various U.S. courts (MN, ND, CO, NC, MT, AL, VA, LA, NM, MI and HI). The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. All but the Hawaii suit, which remains in Hawaii state court, have been transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. While the Company intends to vigorously defend itself in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on the Company.

13. Retirement Benefits

The components of net periodic benefit cost (income) are as follows (in millions):

	Third Quarter Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Pension Benefits:
Service cost	$0.8	$0.9	$2.4	$3.3
Interest cost	8.6	8.1	26.3	25.7
Expected return on plan assets	(8.0)	(12.4)	(22.9)	(37.4)
Amortization of:
Prior service cost	—	—	0.2	0.2
Actuarial losses	2.6	—	9.9	—

Net periodic benefit cost (income)	$4.0	$(3.4)	$15.9	$(8.2)

Other Postretirement Benefits:
Service cost	$—	$—	$0.1	$0.3
Interest cost	0.7	0.4	1.6	1.9
Amortization:
Prior service cost	(0.5)	(0.4)	(1.5)	(0.5)
Actuarial losses (gains)	0.5	(0.1)	0.5	—

Net periodic benefit cost (income)	$0.7	$(0.1)	$0.7	$1.7

In the first nine months of fiscal 2010 and 2009, the Company made contributions of $3.3 million and $1.8 million, respectively, to its U.S. qualified pension plan trusts.

During the third quarter ended December 26, 2009 the Company took actions to freeze one of its domestic defined benefit pension plans, which impacted approximately 530 active employees. These actions resulted in a freeze of future service credits and salary increases, in certain instances, for certain active employees in the plan beginning January 1, 2010, triggering a curtailment that has been accounted for in accordance with ASC 715, Compensation-Retirement Benefit. As this action was approved and communicated during the third quarter, the Company was required to perform a plan remeasurement as of October 31, 2009. The results of the remeasurement are reflected in the net periodic benefit cost recorded during the third quarter.

14. Stock Options

RBS Global and Rexnord LLC are 100% owned (indirectly through Chase Acquisition I, Inc.) by Rexnord Holdings. As a result, shares of the Company’s common stock are not held by individuals and the Company does not issues options or other equity awards related to its common stock. Instead, awards of Rexnord Holdings’ common stock are used from time to time to provide compensation to employees, officers and directors and certain consultants and advisors of the Company. Such awards are granted under the 2006 Stock Option Plan of Rexnord Holdings (discussed below).

As a nonpublic entity that used the minimum value method for pro forma disclosure purposes under prior authoritative literature, the Company adopted ASC 718, Compensation-Stock Compensation (“ASC 718”), using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the acquisition of the Company by Apollo Management, L.P. (“Apollo”) on July 21, 2006, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of December 26, 2009, 393,413 of these rollover stock options remain outstanding.

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

The fair value of each option granted under the Option Plan during the nine months ended December 26, 2009 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility between 33% and 41% based on the expected volatilities of publicly-traded companies within the Company’s industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 3.24% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 535,093 options granted under the Option Plan between April 1, 2009 and December 26, 2009 was $8.93.

For the third quarter and nine months ended December 26, 2009, the Company recorded $1.1 million and $4.1 million, respectively, of stock-based compensation expense. For the third quarter and nine months ended December 27, 2008, the Company recorded $1.8 million and $5.0 million, respectively, of stock-based compensation expense. As of December 26, 2009, there was $11.0 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.4 years.

The following table presents the stock option activity under the plan during the nine months ended December 26, 2009:

	Period from April 1, 2009 through December 26, 2009
	Shares	Weighted Avg. Excercise Price
Number of shares under option:
Outstanding at beginning of period	2,721,505	$17.69
Granted	535,093	20.00
Exercised	(191,114)	10.17
Canceled/Forfeited	(602,169)	19.94

Outstanding at end of period(1)(2)	2,463,315	$18.23

Exercisable at end of period(3)	1,143,544	$15.67

(1)	Includes 393,413 roll-over options.
(2)	The weighted average remaining contractual life of options outstanding at December 26, 2009 is 7.5 years.
(3)	The weighted average remaining contractual life of options exercisable at December 26, 2009 is 6.8 years.

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

Business Segment Information:

(In Millions)

	Third Quarter Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net sales
Power Transmission	$246.4	$315.6	$719.2	$1,009.8
Water Management	119.3	127.5	384.1	440.0
Corporate	—	—	—	—

Consolidated	$365.7	$443.1	$1,103.3	$1,449.8

Income (loss) from operations
Power Transmission	$27.7	$(95.3)	$66.3	$(1.0)
Water Management	16.6	(257.3)	58.2	(212.0)
Corporate	(7.2)	(2.7)	(25.2)	(9.7)

Consolidated	$37.1	$(355.3)	$99.3	$(222.7)
Non-operating expense:
Interest expense, net	$(45.3)	$(46.1)	$(136.4)	$(135.3)
Other (expense) income, net	(8.4)	3.3	(1.3)	2.1

(Loss) before income taxes	(16.6)	(398.1)	(38.4)	(355.9)
(Benefit) provision for income taxes	(19.4)	11.8	(21.7)	30.6

Net income (loss)	$2.8	$(409.9)	$(16.7)	$(386.5)

Intangible impairment charges
Power Transmission	$—	$(132.9)	$—	$(132.9)
Water Management	—	(269.6)	—	(269.6)

Consolidated	$—	$(402.5)	$—	$(402.5)

Restructuring charges
Power Transmission	$1.1	$3.1	$3.8	$3.1
Water Management	—	0.5	0.5	0.5
Corporate			—	—

Consolidated	$1.1	$3.6	$4.3	$3.6

Depreciation and amortization
Power Transmission	$21.7	$19.8	$62.1	$60.5
Water Management	6.6	6.7	19.5	21.6
Corporate			—	—

Consolidated	$28.3	$26.5	$81.6	$82.1

Capital expenditures
Power Transmission	$3.3	$6.3	$10.7	$27.0
Water Management	1.0	1.0	2.9	2.9
Corporate			—	—

Consolidated	$4.3	$7.3	$13.6	$29.9

	December 26, 2009	March 31, 2009
Total assets
Power Transmission	$2,177.0	$2,324.0
Water Management	803.2	828.7
Corporate	48.9	52.1

Consolidated	$3,029.1	$3,204.8

16. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company at December 26, 2009 and March 31, 2009 and for the third quarter and nine months ended December 26, 2009 and December 27, 2008 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

December 26, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$201.6	$56.6	$—	$258.2
Receivables, net	—	152.3	71.9	—	224.2
Inventories, net	—	216.0	59.3	—	275.3
Other current assets	—	14.9	12.2	—	27.1

Total current assets	—	584.8	200.0	—	784.8

Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	300.3	87.3	—	387.6
Intangible assets, net	—	675.4	24.4	—	699.8
Goodwill	—	826.4	185.4	—	1,011.8
Investment in:
Guarantor subsidiaries	1,404.4	—	—	(1,404.4)	—
Non-guarantor subsidiaries	—	598.1	—	(598.1)	—
Insurance for asbestos claims	—	90.0	—	—	90.0
Other assets	48.7	6.2	0.2	—	55.1

Total assets	$1,477.8	$3,099.8	$454.0	$(2,002.5)	$3,029.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.1	$4.6	$—	$6.7
Trade payables	—	77.2	35.7	—	112.9
Income taxes payable (receivable)	(30.8)	29.1	6.8	—	5.1
Deferred income tax (asset) liability	5.1	(3.7)	(1.2)	—	0.2
Compensation and benefits	—	45.8	13.2	—	59.0
Current portion of pension obligation	—	0.3	2.3	—	2.6
Current portion of postretirement benefit obligations	—	2.2		—	2.2
Interest payable	52.2	1.4	0.4	—	54.0
Other current liabilities	—	59.4	23.4	—	82.8

Total current liabilities	28.5	211.8	85.2	—	325.5

Long-term debt	2,120.6	0.1	3.5	—	2,124.2
Note (receivable from) payable to affiliates, net	(846.8)	1,159.6	(312.8)	—	—
Pension obligations	—	96.5	40.5	—	137.0
Postretirement benefit obligations	—	23.1	—	—	23.1
Deferred income taxes	137.2	98.8	27.9	—	263.9
Reserve for asbestos claims	—	90.0	—	—	90.0
Other liabilities	18.5	15.5	11.6	—	45.6

Total liabilities	1,458.0	1,695.4	(144.1)	—	3,009.3
Total stockholders’ equity	19.8	1,404.4	598.1	(2,002.5)	19.8

Total liabilities and stockholders’ equity	$1,477.8	$3,099.8	$454.0	$(2,002.5)	$3,029.1

Condensed Consolidating Balance Sheet

March 31, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$232.5	$45.0	$—	$277.5
Receivables, net	—	183.0	75.8	—	258.8
Inventories, net	—	267.0	60.1	—	327.1
Other current assets	—	16.9	12.1	—	29.0

Total current assets	—	699.4	193.0	—	892.4

Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	325.3	88.2	—	413.5
Intangible assets, net	—	712.4	24.0	—	736.4
Goodwill	—	826.4	184.5	—	1,010.9
Investment in:
Guarantor subsidiaries	1,430.4	—	—	(1,430.4)	—
Non-guarantor subsidiaries	—	607.0	—	(607.0)	—
Insurance for asbestos claims	—	90.0	—	—	90.0
Other assets	51.9	6.2	3.5	—	61.6

Total assets	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.6	$5.5	$—	$8.1
Trade payables	—	96.3	38.3	—	134.6
Income taxes payable (receivable)	(0.5)	0.6	3.6	—	3.7
Deferred income tax (asset) liability	14.6	(3.4)	(0.4)	—	10.8
Compensation and benefits	—	51.6	10.5	—	62.1
Current portion of pension obligation	—	0.3	2.3	—	2.6
Current portion of postretirement benefit obligations	—	2.2	—	—	2.2
Interest payable	22.1	2.0	0.2	—	24.3
Other current liabilities	6.5	66.6	22.1	—	95.2

Total current liabilities	44.7	216.8	82.1	—	343.6

Long-term debt	2,098.7	30.1	3.6	—	2,132.4
Note (receivable from) payable to affiliates, net	(955.6)	1,277.8	(322.2)	—	—
Pension obligations	—	96.6	37.9	—	134.5
Postretirement benefit obligations	—	24.8	—	—	24.8
Deferred income taxes	137.5	100.8	25.3	—	263.6
Reserve for asbestos claims	—	90.0	—	—	90.0
Other liabilities	24.3	18.0	16.2	—	58.5

Total liabilities	1,349.6	1,854.9	(157.1)	—	3,047.4
Total stockholders’ equity	157.4	1,430.4	607.0	(2,037.4)	157.4

Total liabilities and stockholders’ equity	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Condensed Consolidating Statement of Operations

Three Months Ended December 26, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$276.9	$104.3	$(15.5)	$365.7
Cost of sales	—	183.2	73.9	(15.5)	241.6

Gross profit	—	93.7	30.4	—	124.1

Selling, general and administrative expenses
Restructuring and other similar charges	—	54.8	17.8	—	72.6
Amortization of intangible assets	—	0.3	0.8	—	1.1
Income from operations	—	13.2	0.1	—	13.3

	—	25.4	11.7	—	37.1
Nonoperating income (expense):
Interest expense, net:
To third parties	(45.1)	—	(0.2)	—	(45.3)
To affiliates	29.0	(25.7)	(3.3)	—	—
Other income (expense), net	(2.0)	11.0	(17.4)	—	(8.4)

Income (loss) before income taxes	(18.1)	10.7	(9.2)	—	(16.6)
Income tax benefit	(6.5)	(8.8)	(4.1)	—	(19.4)

Income (loss) before equity in earnings (loss) of subsidiaries	(11.6)	19.5	(5.1)	—	2.8
Equity in earnings (loss) of subsidiaries	14.4	(5.1)	—	(9.3)	—

Net income (loss)	$2.8	$14.4	$(5.1)	$(9.3)	$2.8

Condensed Consolidating Statement of Operations

Three Months Ended December 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$360.7	$105.0	$(22.6)	$443.1
Cost of sales	—	245.4	80.9	(22.6)	303.7

Gross profit	—	115.3	24.1		139.4

Selling, general and administrative expenses		60.3	16.3	—	76.6
Restructuring and other similar charges	—	396.9	5.6	—	402.5
Amortization of intangible assets	—	3.4	0.2	—	3.6
Income from operations	—	11.9	0.1	—	12.0

	—	(357.2)	1.9	—	(355.3)
Nonoperating income (expense):
Interest expense, net:
To third parties	(46.3)	0.5	(0.3)	—	(46.1)
To affiliates	28.7	(25.6)	(3.1)	—	—
Other income (expense), net	24.3	(20.6)	(0.4)	—	3.3

Income (loss) before income taxes	6.7	(402.9)	(1.9)	—	(398.1)
(Benefit) provision for income taxes	(0.5)	11.8	0.5	—	11.8

Income (loss) before equity in earnings (loss) of subsidiaries	7.2	(414.7)	(2.4)	—	(409.9)
Equity in earnings (loss) of subsidiaries	(417.1)	(2.4)	—	419.5	—

Net loss	$(409.9)	$(417.1)	$(2.4)	$419.5	$(409.9)

Condensed Consolidating Statement of Operations

Nine Months Ended December 26, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$858.9	$287.0	$(42.6)	$1,103.3
Cost of sales	—	574.9	207.6	(42.6)	739.9

Gross profit	—	284.0	79.4	—	363.4

Selling, general and administrative expenses	—	170.7	51.7	—	222.4
Restructuring and other similar charges	—	2.4	1.9	—	4.3
Amortization of intangible assets	—	37.2	0.2		37.4

Income from operations	—	73.7	25.6	—	99.3

Nonoperating income (expense):
Interest expense, net:
To third parties	(135.2)	(0.4)	(0.8)	—	(136.4)
To affiliates	85.7	(76.3)	(9.4)	—	—
Other income (expense), net	4.5	13.2	(19.0)	—	(1.3)

Income (loss) before income taxes	(45.0)	10.2	(3.6)	—	(38.4)
(Benefit) provision for income taxes	(20.7)	(4.4)	3.4	—	(21.7)

Income (loss) before equity in earnings (loss) of subsidiaries	(24.3)	14.6	(7.0)	—	(16.7)
Equity in earnings (loss) of subsidiaries	7.6	(7.0)	—	(0.6)	—

Net income (loss)	$(16.7)	$7.6	$(7.0)	$(0.6)	$(16.7)

Condensed Consolidating Statement of Operations

Nine Months Ended December 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,154.4	$358.9	$(63.5)	$1,449.8
Cost of sales	—	784.7	264.1	(63.5)	985.3

Gross profit	—	369.7	94.8	—	464.5

Selling, general and administrative expenses	—	189.0	55.2	—	244.2
Intangible impairment charges	—	396.9	5.6	—	402.5
Restructuring and other similar charges	—	3.4	0.2	—	3.6
Amortization of intangible assets	—	36.7	0.2	—	36.9

Income from operations	—	(256.3)	33.6	—	(222.7)

Nonoperating income (expense):
Interest expense, net:
To third parties	(136.1)	1.4	(0.6)	—	(135.3)
To affiliates	85.3	(76.2)	(9.1)	—	—
Other income (expense), net	228.0	(12.5)	(8.2)	—	2.1

Income (loss) before income taxes	(28.0)	(343.6)	15.7	—	(355.9)
(Benefit) provision for income taxes	(1.3)	25.5	6.4	—	30.6

Income (loss) before equity in earnings (loss) of subsidiaries	(26.7)	(369.1)	9.3	—	(386.5)
Equity in earnings (loss) of subsidiaries	(359.8)	9.3	—	350.5	—

Net income (loss)	$(386.5)	$(359.8)	$9.3	$350.5	$(386.5)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 26, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(16.7)	$7.6	$(7.0)	$(0.6)	$(16.7)
Noncash adjustments	1.6	83.7	(2.5)	0.6	83.4
Changes in operating assets and liabilities, including intercompany activity	133.6	(81.4)	21.7	—	73.9

Cash provided by operating activities	118.5	9.9	12.2	—	140.6

Investing activities
Expenditures for property, plant and equipment	—	(10.8)	(2.8)	—	(13.6)
Proceeds from cash surrender value of life insurance policy termination	—	—	—	—	—

Cash used for investing activities	—	(10.8)	(2.8)	—	(13.6)

Financing activities
Repayments of short-term debt	—	—	(1.1)	—	(1.1)
Repayments of long-term debt	(83.6)	(30.0)	(1.5)	—	(115.1)
Dividend payment to parent company	(30.0)	—	—	—	(30.0)
Payment of financing fees	(4.9)	—	—	—	(4.9)

Cash used for financing activities	(118.5)	(30.0)	(2.6)	—	(151.1)
Effect of exchange rate changes on cash	—	—	4.8	—	4.8

Increase (decrease) in cash	—	(30.9)	11.6	—	(19.3)
Cash at beginning of period	—	232.5	45.0	—	277.5

Cash at end of period	$—	$201.6	$56.6	$—	$258.2

Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(386.5)	$(359.8)	$9.3	$350.5	$(386.5)
Noncash adjustments	366.7	465.5	14.4	(350.5)	496.1
Changes in operating assets and liabilities, including intercompany activity	(1.7)	15.3	(13.2)	—	0.4

Cash provided by (used for) operating activities	(21.5)	121.0	10.5	—	110.0

Investing activities
Expenditures for property, plant and equipment	—	(23.8)	(6.1)	—	(29.9)
Proceeds from cash surrender value of life insurance policy termination		0.9			0.9

Cash used for investing activities	—	(22.9)	(6.1)	—	(29.0)

Financing activities
Repayments of long-term debt	(1.0)	0.1	(0.3)	—	(1.4)
Proceeds from borrowing on revolving credit facility	47.5	—	—	—	47.5
Dividend payment to parent company	(25.0)	—	—	—	(25.0)

Cash provided by (used for) financing activities	21.5	(0.1)	(0.3)	—	21.1
Effect of exchange rate changes on cash	—	—	(4.5)	—	(4.5)

Increase (decrease) in cash	—	98.0	(0.4)	—	97.6
Cash at beginning of period	—	100.3	41.7	—	141.9

Cash at end of period	$—	$198.2	$41.3	$—	$239.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 26, 2009 and during the period from April 1, 2009 through December 26, 2009, there has been no material change to this information.

Update on Goodwill and Other Intangible Assets

During the third quarter ended December 26, 2009, we completed the testing of our indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Pursuant to the guidance, an impairment loss is recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of our indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow), which indicated that the fair value of our indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of our reporting units was dependent on several significant assumptions, including our weighted average cost of capital (discount rate) and future earnings and cash flow projections.

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

On April 1, 2009, we adopted the guidance included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the measurement of fair value used when evaluating nonfinancial assets and liabilities. See additional disclosures related to the adoption of the standard within Note 11 to the condensed consolidated financial statements.

On April 1, 2009, we adopted the guidance included in ASC 805, Business Combinations (“ASC 805”), which significantly changed the accounting for and reporting of business combination transactions. The objective of this guidance is to improve the information provided in financial reports about a business combination and its effects. ASC 805 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it requires that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. ASC 805 also requires that acquisition costs generally be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The impact of the adoption of ASC 805 on our financial statements will largely be dependent on the size and nature of the business combinations completed subsequent to adoption. Currently, we have not made any business acquisitions subsequent to the adoption of this standard. We estimate that approximately $64.0 million and $23.1 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods, would impact income tax expense instead of goodwill.

On April 1, 2009 we adopted the guidance included in ASC 855, Subsequent Events (“ASC 855”), which requires companies, if applicable, to disclose any subsequent events either as recognized subsequent events or non-recognized subsequent events. ASC 855 also modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued and requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date.

Issued

In December 2008, the FASB issued guidance included in ASC 715, Compensation – Retirement Benefits (“ASC 715”) which requires additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan. This standard requires disclosure of the fair value of each major plan asset category, disclosure of the level within the fair value hierarchy in which each major category of plan assets falls using the guidance in ASC 820 and a reconciliation of beginning and ending balances of plan asset fair values that are derived using significant unobservable inputs. The guidance is effective for fiscal years ending after December 15, 2009. We are currently reviewing the requirements of ASC 715 to determine the impact on our financial statement disclosures.

Fiscal Year

Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from September 27, 2009 through December 26, 2009 as the “third quarter of fiscal 2010” or the “third quarter ended December 26, 2009.” Similarly, we refer to the period from September 27, 2008 through December 27, 2008 as the “third quarter of fiscal 2009” or the “third quarter ended December 27, 2008.” We refer to the period from April 1, 2009 through December 26, 2009 as the “first nine months of fiscal 2010” or the “nine months ended December 26, 2009.” Similarly, we refer to the period from April 1, 2008 through December 27, 2008 as the “first nine months of fiscal 2009” or the “nine months ended December 27, 2008.”

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

The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 “MD&A” within our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Restructuring and Other Similar Costs

We continued to execute certain restructuring actions during the three and nine months ended December 26, 2009 to reduce operating costs and improve profitability. The restructuring charges taken during the three and nine months ended December 26, 2009 consisted of $1.1 million and $4.3 million, respectively, of severance costs related to workforce reductions of approximately 550 employees, or a 9.1% reduction from our March 31, 2009 employee base.

Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

As a producer of ball bearing products in the United States, we participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, we received, in the third quarter and nine months ended December 26, 2009, $0.8 million representing our pro rata share of the total CDSOA distribution. Similarly, a recovery of $1.8 million was recorded during the third quarter and nine months ended December 27, 2008 related to the submission of previous calendar year data to CBP. These recoveries are included in other income (expense), net on the consolidated statement of operations.

In February 2006, U.S. legislation was enacted that ends CDSOA distributions to U.S. manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, we have continued to receive some additional distributions; however, because of the pending cases, the 2006 legislation and the administrative operation of the law, we cannot reasonably estimate the amount of CDSOA payments, if any, that we may receive in future years.

Consolidated Overview

Net sales for the third quarter of fiscal 2010 were $365.7 million, a decrease of $77.4 million, or 17.5%, compared to the third quarter of fiscal 2009, while net sales for the first nine months of fiscal 2010 were $1,103.3 million, a decrease of $346.5 million, or 23.9%, compared to the first nine months of fiscal 2009. The majority of our year-over-year net sales decline in both periods is attributable to the impact the economic downturn has had on our end-markets.

Our backlog as of December 26, 2009 has increased approximately $3.0 million to $376.0 million from September 26, 2009 but has declined approximately $80.0 million from March 31, 2009. The reduction in backlog from March 31, 2009 was primarily the result of the weak macro-economic environment currently affecting a broad section of the end-markets in both our Power Transmission and Water Management platforms.

Income from operations for the third quarter of fiscal 2010 was $37.1 million, an increase of $392.4 million compared to the third quarter of fiscal 2009, while income from operations for the first nine months of fiscal 2010 was $99.3 million, an increase of $322.0 million compared to the first nine months of fiscal 2009. The comparability of our year-over-year results has been significantly impacted by the impairment charge taken on our goodwill and other identifiable assets during the third quarter of fiscal 2009, as well as the year-over-year change in pension and restructuring expenses. Excluding the impact of impairment charges, pension expense and restructuring expenses, income from operations would have decreased by $5.2 million or 11.0% in the third quarter of fiscal 2010 and by $55.7 million or 31.8% in the first nine months of fiscal 2010 versus the comparable prior year period.

Third Quarter Ended December 26, 2009 Compared with the Third Quarter Ended December 27, 2008:

Net sales

(Dollars in Millions)

	Quarter Ended
	December 26, 2009	December 27, 2008	Change	% Change
Power Transmission	$246.4	$315.6	$(69.2)	-21.9%
Water Management	119.3	127.5	(8.2)	-6.4%

Consolidated	$365.7	$443.1	$(77.4)	-17.5%

Power Transmission

Power Transmission net sales in the third quarter of fiscal 2010 were $246.4 million, a decrease of $69.2 million, or 21.9%, from $315.6 million in the third quarter of fiscal 2009. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $81.4 million, or 25.8%, which is attributable to the impact the economic downturn has had on our end-markets.

Water Management

Water Management net sales in the third quarter of fiscal 2010 were $119.3 million, a decrease of $8.2 million, or 6.4%, from $127.5 million in the third quarter of fiscal 2009. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $9.0 million, or 7.1%, versus the prior year third quarter, which is attributable to continued softness within our commercial and residential construction end-markets as well as certain segments of our infrastructure end-markets, a trend which we expect to continue for the next several quarters. These declines were partially offset by an increase in year-over-year net sales in our water and wastewater treatment markets.

Income from Operations

(Dollars in Millions)

	Quarter Ended
	December 26, 2009	December 27, 2008	Change	% Change
Power Transmission	$27.7	$(95.3)	$123.0	129.1%
% of net sales	11.2%	-30.2%	41.4%
Water Management	16.6	(257.3)	273.9	106.5%
% of net sales	13.9%	-201.8%	215.7%
Corporate	(7.2)	(2.7)	(4.5)	-166.7%

Consolidated	$37.1	$(355.3)	$392.4	110.4%

% of net sales	10.1%	-80.2%	90.3%

Power Transmission

Power Transmission income from operations for the third quarter of fiscal 2010 was $27.7 million compared to a loss from operations of $95.3 million in the third quarter of 2009. The comparability of our year-over-year results has been significantly impacted by the $132.9 million impairment charge taken on our goodwill and other identifiable intangible assets during the third quarter of fiscal 2009. Comparability between periods has also been impacted by a change in our pension expense resulting primarily from the losses incurred on plan assets associated with our U.S. defined benefit pension plans during fiscal 2009. During the third quarter of fiscal 2010, we incurred $2.5 million of pension expense (compared to pension expense of $0.4 million in the third quarter of fiscal 2009). In addition, income from operations in the third quarter of fiscal 2010 includes $1.1 million of restructuring expenses

(compared to restructuring expense of $3.1 million in the third quarter of fiscal 2009). Excluding the impact of impairment charges, pension expense and restructuring expenses, income from operations would have decreased $9.8 million, or 23.8%, and income from operations as a percent of net sales would have contracted by 30 basis points to 12.7% of net sales as cost reduction actions, lower material prices and productivity gains partially offset the unfavorable impact of lower sales.

Water Management

Water Management income from operations for the third quarter of fiscal 2010 was $16.6 million compared to a loss from operations of $257.3 million in the third quarter of 2009. The comparability of our year-over-year results has been significantly impacted by the $269.6 million impairment charge taken on our goodwill and other identifiable intangible assets during the third quarter of fiscal 2009. Excluding the effect of impairment charges, income from operations would have increased $4.3 million or 35% and income from operations as a percent of net sales would have expanded by 420 basis points to 13.9% of net sales as cost reduction actions, lower material prices and productivity gains more than offset the unfavorable impact of lower sales.

Corporate

Corporate expenses increased by $4.5 million from $2.7 million in the third quarter of fiscal 2009 to $7.2 million in the third quarter of fiscal 2010. This increase is primarily attributable to a $5.3 million dollar increase in pension expense, partially offset by lower professional services year-over-year.

Interest expense, net

Interest expense, net was $45.3 million in the third quarter of fiscal 2010 compared to $46.1 million in the third quarter of fiscal 2009. The decrease in interest expense is primarily due to lower relative variable rate borrowing costs year-over-year, partially offset by the incremental interest on a $104.7 million net increase in the carrying value of our long term debt as a result of the completion of our debt exchange offer on April 29, 2009.

Other income (expense), net

Other income (expense), net for the quarter ended December 26, 2009, consists of management fee expense of $0.8 million, loss on the sale of fixed assets of $0.4 million, foreign currency translation losses of $6.9 million, a CDSOA recovery of $0.8 million and other miscellaneous expenses of $1.1 million. Other income (expense), net for the quarter ended December 27, 2008, consists of management fee expense of $0.8 million, gain on the sale of fixed assets of $0.2 million, foreign currency transaction gains of $2.0 million, a CDSOA recovery of $1.8 million and other miscellaneous income of $0.1 million.

(Benefit) provision for income taxes

The income tax benefit recorded in the third quarter of fiscal 2010 was $(19.4) million compared to an income tax provision of $11.8 million in the third quarter of fiscal 2009. Our effective income tax rate for the third quarter of fiscal 2010 was 116.9% versus (3.0)% in the third quarter of fiscal 2009. The extremely high effective income tax rate for the third quarter of fiscal 2010 is mainly due to the income tax benefit recognized as a result of a decrease in the liability for unrecognized tax benefits recorded during this period associated with the conclusion of the IRS examination and certain benefits provided under a new Brazilian tax settlement program. The income tax expense, associated with the loss before income taxes, for the third quarter of fiscal 2009 is primarily due to the effect of approximately $304.8 million of non-deductible expenses recorded, as well as a $45.7 million increase in the valuation allowance; both items relate to the impairment charge recorded during this prior period as a result of overall economic conditions. The significant increase in the valuation allowance in this prior period is the result of U.S. federal NOL carryforwards, certain state NOL carryforwards and foreign tax credit carryforwards which were generated and recognized in periods prior to the third quarter of fiscal 2009 but, as of the third quarter of fiscal 2009, had more uncertainty as to the ultimate realization of the associated tax benefits due to the deterioration of the existing economic environment.

Net income (loss)

Our net income for the third quarter of fiscal 2010 was $2.8 million compared to a net loss of $409.9 million in the third quarter of fiscal 2009 due to the factors described above.

Nine Months Ended December 26, 2009 Compared with the Nine Months Ended December 27, 2008:

Net sales

(Dollars in Millions)

	Nine Months Ended
	December 26, 2009	December 27, 2008	Change	% Change
Power Transmission	$719.2	$1,009.8	$(290.6)	-28.8%
Water Management	384.1	440.0	(55.9)	-12.7%

Consolidated	$1,103.3	$1,449.8	$(346.5)	-23.9%

Power Transmission

Power Transmission net sales in the first nine months of fiscal 2010 were $719.2 million, a decrease of $290.6 million, or 28.8%, from $1,009.8 million in the first nine months of fiscal 2009. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $280.1 million, or 27.7%, which is attributable to the impact the economic downturn has had on our end-markets.

Water Management

Water Management net sales in the first nine months of fiscal 2010 were $384.1 million, a decrease of $55.9 million, or 12.7%, from $440.0 million in the first nine months of fiscal 2009. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $52.4 million or 11.9% versus the prior year nine months which is attributable to softness within our commercial and residential construction end-markets as well as certain segments of our infrastructure end-markets, a trend which we expect to continue for the next several quarters. These declines were partially offset by an increase in year-over-year net sales in our water and wastewater treatment markets.

Income (loss) from operations

(Dollars in Millions)

	Nine Months Ended
	December 26, 2009	December 27, 2008	Change	% Change
Power Transmission	$66.3	$(1.0)	$67.3	6730.0%
% of net sales	9.2%	-0.1%	9.3%
Water Management	58.2	(212.0)	270.2	127.5%
% of net sales	15.2%	-48.2%	63.4%
Corporate	(25.2)	(9.7)	(15.5)	-159.8%

Consolidated	$99.3	$(222.7)	$322.0	144.6%

% of net sales	9.0%	-15.4%	24.4%

Power Transmission

Power Transmission income from operations for the first nine months of fiscal 2010 was $66.3 million compared to a loss from operations of $1.0 million in the first nine months of fiscal 2009. The comparability of our year-over-year results has been significantly impacted by the $132.9 million impairment charge taken on our goodwill and other identifiable intangible assets during the first nine months of fiscal 2009. Comparability between periods has also been impacted by a change in our pension expense resulting primarily from the losses incurred on plan assets associated with our U.S. defined benefit pension plans during fiscal 2009. During the first nine months of fiscal 2010, we incurred $8.7 million of pension expense (compared to pension expense of $2.3 million in the first nine months of fiscal 2009). In addition, income from operations in the first nine months of fiscal 2010 includes $3.8 million of restructuring expenses (compared to restructuring expense of $3.1 million during the first nine months of fiscal 2009). Excluding the impact of the impairment charge, pension expense and restructuring expenses, income from operations would have decreased $58.5 million, or 42.6%, and income from operations as a percent of net sales would have declined by 260 basis points to 11.0% of net sales in the first nine months of fiscal 2010 versus the comparable prior year period. The remaining decline in income from operations as a percent of net sales was primarily driven by unfavorable impact of lower year-over-year net sales, partially offset by productivity gains, cost reduction initiatives and lower material prices.

Water Management

Water Management income from operations for the first nine months of fiscal 2010 was $58.2 million compared to a loss from operations of $212.0 million in the first nine months of fiscal 2009. The comparability of our year-over-year results has been significantly impacted by the $269.6 million impairment charge taken on our goodwill and other identifiable intangible assets during the first nine months of fiscal 2009. Excluding the impact of impairment charges, income from operations would have increased $0.6 million, or 1.0%, and income from operations as a percent of net sales would have expanded by 210 basis points to 15.2% of sales in the first nine months of fiscal 2010 versus the comparable prior year period as cost reduction actions, lower material prices and productivity gains more than offset the unfavorable impact of lower sales.

Corporate

Corporate expenses increased by $15.5 million from $9.7 million in the first nine months of fiscal 2009 to $25.2 million in the first nine months of fiscal 2010. This increase is primarily attributable to a $17.7 million dollar increase in pension expense, partially offset by lower professional services year-over-year.

Interest expense, net

Interest expense, net was $136.4 million in the first nine months of fiscal 2010 compared to $135.3 million in the first nine months of fiscal 2009. The increase in interest expense is primarily the result of the incremental interest on a $104.7 million net increase in the carrying value of our long term debt in the first nine months due to the completion of our debt exchange offer on April 29, 2009, which is partially offset by lower relative variable rate borrowing costs year-over-year.

Other income (expense), net

Other income (expense), net for the nine months ended December 26, 2009, consists of management fee expense of $2.3 million, transaction costs associated with the debt exchange offer of $6.0 million, foreign currency translation gains of $7.9 million, loss on the sale of fixed assets of $0.6 million, income in unconsolidated affiliates of $0.3 million, CDSOA recovery of $0.8 million and other miscellaneous expenses of $1.4 million. Other income (expense), net for the nine months ended December 27, 2008, consists of management fee expense of $2.3 million, foreign currency translation gains of $2.6 million, a loss in unconsolidated affiliates of $0.1 million, CDSOA recovery of $1.8 million and other miscellaneous income of $0.1 million.

(Benefit) provision for income taxes

The income tax benefit recorded in the first nine months of fiscal 2010 was $(21.7) million compared to an income tax provision of $30.6 million in the first nine months of fiscal 2009. Our effective income tax rate for the first nine months of fiscal 2010 was 56.5% versus (8.6)% in the first nine months of fiscal 2009. The effective tax rate for the first nine months of fiscal 2010 includes an income tax benefit recognized as a result of a decrease of the liability for unrecognized tax benefits associated with the conclusion of the IRS examination and certain benefits provided under a new Brazilian tax settlement program, partially offset by the accrual of state income taxes and an increase in the valuation allowance for foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not. The income tax expense, associated with the loss before income taxes, for the first nine months of fiscal 2009, is mainly due to the effect of approximately $304.8 million of non-deductible expenses recorded, as well as a $45.7 million increase in the valuation allowance; both items relate to the impairment charge recorded in the third quarter of fiscal 2009 as a result of overall economic conditions. The significant increase in the valuation allowance in this prior period is the result of U.S. federal NOL carryforwards, certain state NOL carryforwards and foreign tax credit carryforwards which were generated and recognized in periods prior to the third quarter of fiscal 2009 but, as of the third quarter of fiscal 2009, had more uncertainty as to the ultimate realization of the associated tax benefits due to the deterioration of the existing economic environment.

Net income (loss)

Our net loss for the first nine months of fiscal 2010 was $16.7 million compared to a net loss of $386.5 million in the first nine months of fiscal 2009 due to the factors described above.

Liquidity and Capital Resources

Our primary source of liquidity is available cash and cash equivalents, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.

As of December 26, 2009, we had $258.2 million of cash and cash equivalents and approximately $194.3 million of additional borrowings available to us ($119.1 million of available borrowings under our revolving credit facility and $75.2 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of December 26, 2009, the available borrowings under our credit facility have been reduced by $30.9 million due to outstanding letters of credit. As of December 26, 2009 the available borrowings under our accounts receivable securitization program have been reduced by $24.8 million due to borrowing base limitations.

Cash Flows

Net cash provided by operating activities in the first nine months of fiscal 2010 was $140.6 million compared to $110.0 million in the first nine months of fiscal 2009. Fiscal 2010 cash provided by operating activities includes an incremental $6.0 million of transaction costs associated with our debt exchange offer and $14.4 million of restructuring payments. Excluding the incremental transaction and restructuring payments, cash flow from operations improved by $51.0 million. Decreases in trade working capital (accounts receivable, inventories and accounts payable) contributed a $94.3 million source of cash year-over-year, primarily due to the reduction in inventory. The remaining decline in operating cash flow is due to the volume impact on $346.5 million of lower net sales, partially offset by the cash savings generated from our restructuring initiatives year-over-year.

Cash used for investing activities was $13.6 million in the first nine months of fiscal 2010 compared to $29.0 million in the first nine months of fiscal 2009. The year-over-year decrease in cash used for investing activities is primarily due to lower capital expenditures as we aligned our capital expenditures with current sales volume.

Cash used for financing activities was $151.1 million in the first nine months of fiscal 2010 compared to a source of $21.1 million in the first nine months of fiscal 2009. The cash used for financing activities in the first nine months of fiscal 2010 consisted of: financing fee payments of $4.9 million associated with our debt exchange offer, a $30 million dividend payment made to our indirect parent, Rexnord Holdings, Inc. (“Rexnord Holdings”) (to retire a portion of it’s outstanding PIK Toggle Senior Indebtedness due 2013), $115.1 million of long-term debt repayments (comprised of $82.7 million on our revolving credit facility, $30 million on our accounts receivable facility, $1.0 million of mandatory repayments on our term loans and $1.4 million on all other debt) and repayments of $1.1 million on miscellaneous short-term debt during the nine months ended December 26, 2009. Cash provided by financing activities of $21.1 million in the first nine months of fiscal 2009 consisted of: $47.5 million borrowing under our revolving credit facility offset by a $25 million dividend payment made to our indirect parent, Rexnord Holdings (to retire a portion of its outstanding PIK Toggle Senior Indebtedness due 2013), $1.0 million of debt repayments on our term loans and $0.4 million in repayments on other debt.

Indebtedness

As of December 26, 2009 we had $2,130.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 26, 2009	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$764.5	$2.0	$762.5
Borrowings under revolving credit facility	—	—	—
Borrowings under AR securitization facility	—	—	—
9.50% Senior notes due 2014 (1)	978.8	—	978.8
8.875% Senior notes due 2016	79.0	—	79.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	8.3	4.7	3.6

Total Debt	$2,130.9	$6.7	$2,124.2

(1)	Includes a net unamortized bond issue discount of $12.5 million.

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

As of December 26, 2009, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $194.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at December 26, 2009 was 3.64%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. On September 15, 2008 Lehman Brothers Holdings, Inc. and certain of its subsidiaries (“Lehman”), who had a 5% or $7.5 million credit commitment under our $150.0 million credit facility, filed for bankruptcy. Therefore, the availability under our $150.0 million revolving credit facility had been effectively temporarily reduced by $7.5 million until such time as a replacement lender could be found to cover this credit commitment. On November 3, 2009 Barclays Bank, PLC assumed the $7.5 million commitment under the revolving credit line that was previously unfulfilled due to the Lehman bankruptcy. In addition, $30.9 million and $30.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 26, 2009 and March 31, 2009, respectively. Outstanding borrowings under the revolving credit facility were $82.7 million as of March 31, 2009.

On October 5, 2009, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) amending and restating our credit agreement dated as of July 21, 2006, to, among other things: (i) allow for one or more future issuances of secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Amended and Restated Credit Agreement, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans under the Amended and Restated Credit Agreement at par; (ii) subject to the requirement to make such offers on a pro rata basis to all lenders, allow us to agree with individual lenders to extend the maturity of their term loans or revolving commitments, and for us to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension; and (iii) allow for one or more future issuances of additional secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Amended and Restated Credit Agreement, in an amount not to exceed the amount of incremental facility availability under the Amended and Restated Credit Agreement.

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

As of December 26, 2009, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $7.5 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of December 26, 2009, the senior secured bank leverage ratio was 1.86 to 1.00.

On April 29, 2009, the Company and our indirect parent, Rexnord Holdings finalized the results of a debt exchange offer to exchange (a) new 9.50% Senior Notes due 2014 (the “New Senior Notes”) for any and all of the Company’s 8.875% Senior Notes due 2016 (the “Old 2016 Notes”), (b) the New Senior Notes for any and all of Rexnord Holdings’ PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the Old 2016 Notes, the “Old Notes”), and (c) the New Senior Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the credit agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as syndication agent, and the lenders from time to time party thereto.

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

In connection with the $235.7 million of Old Holdco Notes and $7.9 million of Holdco Loans tendered in the exchange, we issued approximately $130.6 million of face value of New Senior Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding New Senior Notes issued) to Rexnord Holdings.

After and including the exchange offer, we have issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bear interest at a rate of 9.50% per annum which will mature on August 1, 2014. This amount includes $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the New Senior Notes and our previously existing 9.50% Senior Notes are substantially similar with the exception of interest payment dates. Interest on the $795.0 million of previously existing 9.50% Senior Notes is payable on February 1 and August 1, while interest on the $196.3 million of New Senior Notes is payable on May 1 and November 1.

As of December 26, 2009, a total of $79.0 million in aggregate principal amount of 8.875% senior notes due 2016 remained outstanding. These notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016.

We have issued $300.0 million in aggregate principal amount of 11.75% senior subordinated notes due 2016. Those notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit us to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow us to incur additional debt as long as it can satisfy the coverage ratio specified in the indenture after giving effect thereto on a pro forma basis.

The indentures governing the senior notes and senior subordinated notes contain customary covenants, including among others, limiting dividends, investments, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets, and requiring us to make an offer to purchase notes upon the occurrence of a change in control, as defined in the indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture).

The indentures governing the senior notes and the senior subordinated notes permit optional redemption of the notes on certain terms and at certain prices, as described below.

The indentures provide that, prior to August 1, 2011 (or in the case of the 9.50% senior notes due 2014, prior to August 1, 2010), the notes may be redeemed at our option in whole at any time or in part from time to time, upon not less than 30 and not more than 60 days’ prior notice, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, plus (ii) a “make whole” premium as set forth in the applicable indenture, plus (iii) accrued and unpaid interest and additional interest, if any, to the applicable redemption date.

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

At December 26, 2009 and March 31, 2009, various wholly-owned subsidiaries had additional debt of $8.3 million and $9.8 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

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

At March 31, 2009, $30.0 million was outstanding under the Program and was classified as long-term debt in the consolidated balance sheets. Due to the volatile credit markets, management did not intend to repay the outstanding balance under the Program within one year and accordingly classified the borrowings as long-term debt. At December 26, 2009 the Company’s available borrowing capacity under the AR Securitization Program was $75.2 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of December 26, 2009, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal periods. The U.S. Dollar has weakened during fiscal 2010 relative to many foreign currencies. As of December 26, 2009, stockholders’ equity increased by $3.8 million from March 31, 2009 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of December 26, 2009, the result would have decreased stockholders’ equity by an additional $12.3 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At December 26, 2009, we had outstanding forward foreign currency contracts that exchange Canadian dollars (“CAD”) for USD as well as USD for CAD which were entered into to hedge firm and anticipated monthly cash flows through fiscal 2010. The forward contracts currently in place expire between January and June of calendar 2010 and have notional amounts of $6.5 million CAD ($5.9 million USD) and $4.5 million USD ($4.9 million CAD) and contract rates ranging from $1CAD:$0.9060 USD to $1CAD:$0.9421 USD. These contracts are not designated as effective cash flow hedges for ASC 815 accounting purposes and as such, the outstanding contracts are marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.6 million decrease in the fair value of foreign exchange forward contracts as of December 26, 2009.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 26, 2009, our outstanding borrowings under the senior secured term loan credit facility were $764.5 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $194.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.25% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at December 26, 2009 was 3.64%. Through the third quarter ended December 26, 2009, we entered into three interest rate swaps to hedge the variability in future cash flows associated with our variable-rate term loans. All three interest rate swaps became effective beginning October 20, 2009 and mature on July 20, 2012. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.

Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. Based upon our un-hedged variable rate debt as of December 26, 2009, a 100 basis point increase in the December 26, 2009 interest rates would increase interest expense by approximately $3.9 million on an annual basis.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the third quarter of our fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Management believes that for the period from April 1, 2009 through February 4, 2010, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 12 to the condensed consolidated financial statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS.

Information with respect to our risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Management believes that as of February 4, 2010, there have been no material changes to this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.	EXHIBIT INDEX.

Exhibit No.	Ref.	Description

10.1	(1)	Amended and Restated Credit Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., and Rexnord LLC, Credit Suisse, Cayman Islands Branch, as administrative agent and the lenders party thereto

10.2	(1)	Amended and Restated Guarantee and Collateral Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the subsidiary guarantors party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent

10.3	(2)	Employment Separation and General Release Agreement, effective as of September 11, 2009, by and between Robert A. Hitt, Rexnord LLC, RBS Global, Inc. and Rexnord Holdings, Inc.

10.4		Non-Qualified Stock Option Agreement between Rexnord Holdings, Inc. and Praveen R. Jeyarajah*

10.5		Stock Option Cancellation and Release Agreement, dated as of October 29, 2009, by and among Rexnord Holdings, Inc. and Cypress Industrial Holdings, LLC*

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

(1)	Incorporated by reference to the Form 8-K/A filed by the registrants on October 5, 2009.
(2)	Incorporated by reference to the Form 8-K filed by the registrants on October 14, 2009.
*	Denotes management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: February 4, 2010	By:	/s/ GEORGE C. MOORE
	Name:	George C. Moore
	Title:	Executive Vice President and Chief Financial Officer