Form 10-K
period 2010-03-31
REXNORD LLC; RBS GLOBAL INC
filed 2010-05-25
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Yes  ☐    No   ☒

As of March 31, 2010, none of the common stock of either registrant was held by non-affiliates of the registrant. As of such date there was no public market for either registrant’s securities.

Indicate the number of shares outstanding of each corporate issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
RBS Global, Inc. Common Stock, $.01 par value per share	1,000 shares

PART I

ITEM 1. BUSINESS.

General

RBS Global, Inc. (“RBS Global”), a Delaware corporation, is the parent company of Rexnord LLC (a Delaware limited liability company), a holding company, which owns several domestic and foreign subsidiaries. RBS Global was formed by certain affiliates of our prior equity sponsor, The Carlyle Group (“Carlyle”), and incorporated in Delaware on November 4, 2002. On July 21, 2006 (the “Merger Date”), affiliates of the private equity firm Apollo Management, L.P. (“Apollo”) and certain members of management acquired RBS Global from Carlyle, through the merger of Chase Merger Sub, Inc., a wholly-owned subsidiary of an Apollo affiliate, with and into the Company (the “Merger”). Thus, RBS Global became a direct wholly-owned subsidiary of Chase Acquisition I, Inc. Chase Acquisition I, Inc. is 100% owned by our ultimate parent company Rexnord Holdings, Inc. (“Rexnord Holdings”).

Our Water Management platform was established when we, on February 7, 2007, acquired the Zurn plumbing (“Zurn”) products business of Jacuzzi Brands, Inc. from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs (the “Zurn acquisition”). We believe Zurn is a leader in the multi-billion dollar non-residential construction and replacement market for a vast offering of water control products. To a lesser degree, Zurn also serves the residential construction market.

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our Water Management platform into the water and wastewater markets, specifically in the municipal, hydropower and industrial environments. GA is comprised of GA Industries, Inc. and Rodney Hunt Company, Inc. GA Industries, Inc. is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary at the time of closing, is a leader in the design and manufacture of sluice/slide gates, butterfly valves, cone valves and actuation systems. The results of operations of GA are included from February 1, 2008.

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

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of RBS Global and its subsidiaries. Unless otherwise noted, references to the Company, Rexnord, we, us and our, refer to RBS Global and its subsidiary Rexnord LLC and its subsidiaries. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2010, or fiscal 2010, means the period from April 1, 2009 to March 31, 2010.

Additional Information

The address of our principal executive office is 4701 W. Greenfield Avenue, Milwaukee, Wisconsin 53214. Our phone number is (414) 643-3000. Our internet website address is www.rexnord.com. We make available free of charge, on or through our internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our internet website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

Our Company

We believe we are a leading, global multi-platform industrial company strategically positioned within the markets and industries we serve. Currently, our business is comprised of two strategic platforms: (i) Process and Motion Control and (ii) Water Management. Prior to the filing of this annual report our Process and Motion Control platform was formerly known as “Power Transmission”. We changed the name of our Power Transmission platform to Process and Motion Control as we feel it more accurately depicts the capacity in which our products under this platform are utilized within the industries and markets we serve. There has been no change to our reportable segments.

Our Process and Motion Control platform designs, manufactures, markets and services specified, highly engineered mechanical components used within complex systems where our customers’ reliability requirements and cost of failure or downtime is extremely high. Our Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. Our product portfolio includes premier and widely known brands within both of our platforms as well as one of the broadest and most extensive product offerings.

We are led by an experienced, high-caliber management team that employs a proven operating philosophy, the Rexnord Business System (“RBS”), modeled after the Danaher Business System, to drive excellence and world class performance in all aspects of our business by focusing on the “Voice of the Customer” and ensuring superior customer satisfaction by empowering our associates. Our global footprint encompasses 28 principal Process and Motion Control manufacturing and warehouse facilities and three principal Process and Motion Control repair facilities located around the world and 23 principal Water Management manufacturing and warehouse facilities which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.

Our Platforms

Below is a summary of our net sales by geographic region:

Net Sales by Geographic Region

(in millions)

	Year Ended March 31, 2010
	United States	Europe	Rest of World	Total Net Sales
Process and Motion Control	$670.9	$182.1	$150.7	$1,003.7
% of net sales	66.8%	18.2%	15.0%	100.0%
Water Management	448.1	4.4	$53.8	506.3
% of net sales	88.5%	0.9%	10.6%	100.0%

Consolidated	$1,119.0	$186.5	$204.5	$1,510.0

% of net sales	74.1%	12.4%	13.5%	100.0%

See more information regarding our segments and sales by geography within Part II Item 8, Note 20 to the Consolidated Financial Statements.

Process and Motion Control

Our Process and Motion Control products include gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment and are marketed and sold globally under brands such as Rex ® , Falk ™ and Link-Belt ®. We sell our Process and Motion Control products into a diverse group of attractive end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical.

We have established long-term relationships with original equipment manufacturers (“OEMs”) and end users serving a wide variety of industries. As a result of our long-term relationship with OEMs and end users, we have created a significant installed base for our Process and Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring aftermarket demand for our products. We estimate that approximately 50% of our Process and Motion Control net sales are to distributors. These net sales are primarily driven by aftermarket demand for our products.

Most of our products are critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high. We believe our reputation for superior quality products, application expertise and our ability to meet lead times as short as one day are highly valued by our customers, as demonstrated by their preference to replace their worn Rexnord products with new Rexnord products, or “like-for-like” product replacements. We believe our customers’ preference to replace “like-for-like” products, combined with our significant installed base, enables us to achieve premium pricing, generates a source of recurring revenue and provides us with a competitive advantage. We believe the majority of our products are purchased by customers as part of their regular maintenance budgets and in many cases do not represent significant capital expenditures.

Water Management

Our Water Management products include specification drainage systems, PEX piping, sensor flush valves and faucets, backflow prevention pressure release valves and water and wastewater treatment and control products marketed and sold through widely recognized brand names, including Zurn ® , Wilkins®, Aquaflush ® , AquaSense ® , AquaVantage ® , Zurn One Systems ® , EcoVantage ® , AquaSpec ® , Zurn PEX ® , Checktronic ® , Cam-Seal ® , Rodney Hunt ® , Golden Anderson ™ and Fontaine®.

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

Our Water Management products are principally specification-driven and project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end user loyalty for our products and allow us to maintain leading market shares in the majority of our product lines. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California (“USC”), the International Association of Plumbing and Mechanical Codes (“IAPMO”), the National Sanitation Foundation (“NSF”), the Underwriters Laboratories (“UL”), Factory Mutual (“FM”), or the American Waterworks Association (“AWWA”), prior to the commercialization of our products.

Our Water Management platform has an extensive network of approximately 650 independent sales representatives across approximately 170 sales agencies in North America who work with local engineers, contractors, builders and architects to specify, or “spec-in,” our Water Management products for use in construction projects. Specifically, it has been our experience that, once an architect, engineer, contractor or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer and deliver products and systems that save time and money for engineers, contractors, builders and architects, has resulted in growing demand for our Water Management products. Approximately 80% of our Water Management platform net sales come from products that are specified for use in projects by engineers, contractors, owners or architects. Our Water Management distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry.

Our Markets

We evaluate our competitive position in our markets based on available market data and relevant benchmarks compared to our relative peer group and industry trends. We generally do not participate in segments of our served markets that are thought of as commodities or in applications that do not require differentiation based on product quality, reliability and innovation. In both of our platforms, we believe the end markets we serve span a broad and diverse array of commercial and industrial end markets with solid fundamental long-term growth characteristics.

Process and Motion Control Market

The market for Process and Motion Control product is very fragmented with most participants having single or limited product lines and serving specific geographic markets. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to us, including the Emerson Power Transmission division of Emerson Electric and the Dodge Manufacturing division of Baldor Electric. While we compete with certain domestic and international competitors across a portion of our product lines, we do not believe that any one competitor directly competes with us on all of our product lines. The industry’s customer base is broadly diversified across many sectors of the economy. We believe that growth in the Process and Motion Control market is closely tied to overall growth in industrial production, which we believe has significant long-term growth fundamentals. In addition, we believe that Process and Motion Control manufacturers who innovate to meet the changes in customer demands and focus on higher growth end markets can grow at rates faster than overall U.S. industrial production.

Our Process and Motion Control products are generally critical components in the machinery or plant in which they operate, yet they typically account for a low percentage of an end user’s total production cost. We believe, because the costs associated with Process and Motion Control product failure to the end user can be substantial, end users in most of the markets we serve focus on Process and Motion Control products with superior quality, reliability and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop and maintain a reputation for quality and reliability, as well as create and maintain an extensive distribution network, which we believe leads to strong recurring aftermarket revenues, attractive margins on products and market share gain.

The Process and Motion Control market is also characterized by the need for sophisticated engineering experience, the ability to produce a broad number of niche products with very little lead time and long-standing customer relationships. We believe entry into our markets by competitors with lower labor costs, including foreign competitors, will be limited due to the fact that we manufacture highly specialized niche products that are critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high. In addition, we believe there is an industry trend of customers increasingly consolidating their vendor bases, which we believe should allow suppliers with broader product offerings to capture additional market share.

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

We believe the areas of the water management industry in which we compete are tied to growth in institutional and commercial construction, which we believe to have significant long-term growth fundamentals. Historically, the institutional and commercial construction industry has been more stable and less vulnerable to down-cycles than the residential construction industry. Compared to residential construction cycles, downturns in institutional and commercial construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, through successful new product innovation, we believe that water management manufacturers are able to grow at a faster pace than the broader infrastructure and commercial construction markets, as well as mitigate downturns in the cycle.

Water Management products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end user loyalty. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many Water Management products must be tested and approved by USC, IAPMO, NSF, UL, FM, or AWWA before they may be sold. In addition, many of these products must meet detailed specifications set by water management engineers, contractors, builders and architects.

The water management industry’s specification-driven end markets require manufacturers to work closely with engineers, contractors, builders and architects in local markets across the United States to design specific applications on a project-by-project basis. As a result, building and maintaining relationships with architects, engineers, contractors and builders who specify or “spec-in” products for use in construction projects and having flexibility in design and product innovation are critical to compete effectively in the market. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an engineer, contractor, builder or architect has specified our product with satisfactory results, that person often will continue to use our products in future projects.

Our Products

Process and Motion Control Products

Gears

We are a leading manufacturer of gear drives and large gear sets for the heavy duty industrial market, with the number one position in the North American market for parallel shaft, right angle, and inline drives along with mill gear sets. Gear drives and gear sets reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment. Our gear drives, service and gear sets are used in a number of heavy duty industries. These primary industries include the natural resource extraction, steel, pulp and paper, chemical, forest and wood industries. We manufacture a wide range of heavy duty, medium and light duty gear drives used for bulk material handling, mixing, pumping and general gearing applications. We also operate a gear service and repair business through our Product Service group (Prager™ and Falk Renew ®).

Couplings

Couplings are primarily used in high-speed, high-torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Our couplings are sold to a variety of end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. Couplings are comprised of the grid, flexible disc, elastomeric and gear product lines and are sold under the Steelflex ® , Thomas®, Omega ® , Rex ® Viva ® , Wrapflex ® , Lifelign ® , True Torque ® and Addax ® brand names.

Industrial Bearings

Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. These products are primarily sold for use in the mining, aggregate, forest and wood products, construction equipment, and agricultural equipment industries. Industrial bearings are sold either mounted or unmounted. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. We estimate that our installed base of mounted bearings has an average replacement cycle of 3 to 5 years.

Flattop

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

Aerospace Bearings and Seals

We supply our aerospace bearings and seals to the commercial aircraft, military aircraft and regional jet end markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our Process and Motion Control products for their aircraft platforms. Our aerospace bearings and seals products consist of rolling element airframe bearings sold under the Shafer ® brand name, slotted-entry and split-ball sliding bearings sold under the PSI ® brand name and aerospace seals that are sold under the Cartriseal ® brand name, which are primarily sold for use in both aerospace and industrial applications.

Special Components

Our special components products are comprised of three primary product lines: electric motor brakes, miniature Process and Motion Control components and security devices for utility companies. These products are manufactured by our niche businesses: Stearns, W.M. Berg and Highfield. Stearns’ products are used in a diverse range of applications, including steel mills, oil field equipment, pulp processing equipment, large textile machines, rubber mills, metal forming machinery and dock and pier handling equipment. W.M. Berg sells its products to a variety of markets, including aerospace, semiconductor, medical equipment, robotics, instrumentation, office equipment and satellite communications. Highfield’s products are sold to a variety of markets, including electric, gas, water, telecommunications, utilities and plumbing and heating.

Conveying Equipment and Engineered Chain

Our conveying equipment and industrial chain products are used in various applications in numerous industries, including food and food processing, beverage and container, mining, construction and agricultural equipment, hydrocarbon processing and cement and aggregates processing. Our primary products include (i) conveying equipment, (ii) engineered steel chain, and (iii) roller chain. Our conveying equipment product group provides design, assembly, installation and after-the-sale services primarily to the mining, cement and aggregate industries. Its products include engineered elevators, conveyors and components for medium to heavy duty material handling applications. Our engineered steel chain products, which are sold under the Link-Belt ® and Rexnord ® brand names, are designed and manufactured to meet the demands of customers’ specific applications. These products are used in many applications including cement elevators, construction and mining equipment and conveyors, and they are supplied to the cement and aggregate, energy, food and beverage, and forest and wood products industries. In the United States, roller chain is a product that is generally produced according to an American National Standards Institute (“ANSI”) specification. Our roller chain product line, which is marketed under the Rexnord® and Link-Belt® brand names, is supplied to a variety of industries primarily for conveyor and mechanical drive applications.

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

Water Control and Safety

Our water control and safety products are sold under the Wilkins® brand name and encompass a wide variety of valves, including backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These products are designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC, the NSF, UL and FM, and are sold into the commercial and industrial construction end markets as well as the fire protection, waterworks and irrigation end markets.

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

PEX

PEX is our product line manufactured out of cross-linked polyethylene into tubing and is well-suited for high temperature and pressure fluid distribution piping. Our PEX products include complete lines of pipe, fittings, valves and installation tools for both potable water and radiant heating systems. These systems are engineered to meet stringent NSF requirements.

Water and Wastewater

GA and Fontaine products are used to control water and wastewater throughout the water cycle from raw water through collection, distribution and wastewater treatment. GA is a leader in the design, application, and manufacture of automatic control valves, check valves, air valves, large butterfly valves, slide/sluice gates, actuation systems, and other specialized products for municipal, industrial, and hydropower applications. Over 90% of its comprehensive product lines go to the growing and less-cyclical water and wastewater markets. Fontaine products are used to control water and wastewater from raw water through collection, distribution and wastewater treatment. Fontaine is the largest manufacturer of large stainless steel gate valves in North America and sells within the municipal, industrial and hydropower end markets. Fontaine’s complete line of large stainless steel gate valves is sold to the growing and less cyclical water and wastewater markets.

Acquisitions and Transactions

The Fontaine Acquisition

On February 27, 2009, we acquired the stock of Fontaine for a total purchase price of $24.2 million ($30.3 million Canadian dollars (“CAD”)), net of $0.6 million ($0.7 million CAD) of cash acquired. This acquisition further expanded our water management platform. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. Fontaine is included in our results of operations from February 28, 2009.

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

The Dalong Chain Company Acquisition

On July 11, 2006, the Company acquired Dalong Chain Company (“Dalong”) located in China for a total cash purchase price of $5.9 million, net of $0.4 million of cash acquired, plus the assumption of certain liabilities. Dalong is included in our results of operations from July 12, 2006.

The Falk Acquisition

On May 16, 2005, we acquired the Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation, for $301.3 million ($306.2 million purchase price including related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. Falk is a manufacturer of gears and lubricated couplings and is a recognized leader in the gear and coupling markets. The Falk acquisition significantly enhanced our position as a leading manufacturer of highly engineered Process and Motion Control products. By combining our leadership positions in flattop chain, industrial bearings, non-lubricated couplings and industrial chain with Falk’s complementary leadership positions in gears and lubricated couplings, as well as a growing gear repair business, the Falk acquisition resulted in a comprehensive, market-leading product portfolio that we believe to be one of the broadest in the Process and Motion Control industry. Falk is included in our results of operations from May 16, 2005.

Customers

Process and Motion Control Customers

Our Process and Motion Control components are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. With more than 2,400 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process and Motion Control industrial distributors, which is also our largest customer, accounted for approximately 7.1%, 7.7%, and 8.1% of consolidated net sales during the years ended March 31, 2010, 2009, and 2008, respectively.

Rather than serving as passive conduits for delivery of product, our industrial distributors participate in the overall competitive dynamic in the Process and Motion Control industry. Industrial distributors play a role in determining which of our Process and Motion Control products are stocked at their distributor centers and branch locations and, consequently, are most readily accessible to aftermarket buyers, and the price at which these products are sold.

We market our Process and Motion Control products both to OEMs and directly to end users to cultivate an end-user preference for our Process and Motion Control products. We believe this customer preference is important in differentiating our Process and Motion Control products from our competitors’ products and preserves our ability to influence distributors to recommend Rexnord products to OEMs and end users. In some instances, we have established a relationship with the end user such that we, the end user, and the end user’s preferred distributor enter into a trilateral agreement whereby the distributor will purchase our Process and Motion Control products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from the trend towards rationalizing suppliers by industrial distributors.

Our Process and Motion Control products are moving, wearing components that are consumed in use and require regular replacement. This gives rise to an on-going aftermarket opportunity.

Water Management Customers

The majority of our Water Management products are branded under the Zurn tradename and distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the food service, industrial, janitorial and sanitation industries.

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

Water and wastewater customers primarily consist of municipalities. These municipalities, as well as their general contractors, are the principal decision-makers. GA, Rodney Hunt, and Fontaine benefit from strong brand recognition in the industry, which is further bolstered by a strong customer propensity to replace “like-for-like” products.

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

Product Development

In both of our Process and Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process and Motion Control platform, we had approximately 200 active U.S. patents and approximately 775 active foreign patents as of March 31, 2010. In addition, we thoroughly test our Process and Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process and Motion Control solutions. In our Water Management platform, we had approximately 60 and approximately 30 active U.S. and foreign patents, respectively, as of March 31, 2010. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn’s plumbing products are known in the industry for such innovation.

The majority of our new product development begins with discussions and feedback from our customers. We have a team of approximately 315 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. If the product engineers require additional support or specialty expertise, they can call upon additional engineers and resources from Rexnord Technical Services. Rexnord Technical Services is a wholly owned third party certified lab comprised of approximately 20 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.

Rexnord Business System (“RBS”)

We manage our company with a management philosophy we call RBS. RBS is based on the following principles: (1) strategy deployment—a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities; (2) measuring our performance based on customer satisfaction, or the “Voice of the Customer;” (3) involvement of all our associates in the execution of our strategy; and (4) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement. We believe applying RBS can yield superior growth, quality, delivery and cost positions relative to our competition, resulting in enhanced profitability and ultimately the creation of shareholder value. RBS was established by George Sherman, the Non-Executive Chairman of the Board of RBS Global and the former CEO of the Danaher Corporation from 1990 to 2001, during which time he provided leadership and direction in the execution of the Danaher Business System. Todd Adams, our CEO, and our management team have led the implementation and evolution of RBS throughout the Company. As we have applied RBS over the past six years, we have experienced significant improvements in growth, productivity, cost reduction and asset efficiency and believe there are substantial opportunities to continue to improve our performance as we continue to apply RBS.

Suppliers and Raw Materials

The principal materials used in our Process and Motion Control and Water Management manufacturing processes are commodities and components available from numerous sources. The key materials used in our Process and Motion Control manufacturing processes include: sheet, plate and bar steel, castings, forgings, high-performance engineered plastic and a variety of components. Within our Water Management platform, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities that include: bar steel, brass, castings, copper, zinc, forgings, plate steel, high-performance engineered plastic, resin and sheet plastic. Our global sourcing practice is to maintain alternate sources of supply for our important materials and components wherever possible within both our Process and Motion Control and Water Management platforms. Historically, we have been able to successfully source materials, and consequently are not dependent on a single source for any significant raw material or component. As a result, we believe there is a readily available supply of materials in sufficient quantity from a variety of sources to serve both our short-term and long-term requirements. Additionally, we have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity supplies. We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into contracts for certain commodity purchases. Although currently we are not a party to any unconditional purchase obligations, including take-or-pay contracts or through-put contracts, in the past, these contracts generally have had one- to five-year terms and have contained competitive and benchmarking clauses to ensure competitive pricing.

Backlog

Our backlog of unshipped orders was $359 million and $456 million at March 31, 2010 and 2009, respectively. Approximately 15% of our backlog at March 31, 2010 is currently scheduled to ship beyond fiscal 2011. See Risk Factor titled “We could be adversely affected if any of our significant customers default in their obligations to us” within Part I Item 1A of this report for more information on the risks associated with backlog.

Geographic Areas

For financial information about geographic areas, see Note 20 Business Segment Information in Part II Item 8 in this report.

Seasonality

We do not experience significant seasonality of demand for our Process and Motion Control products, although sales generally are slightly higher during our fourth fiscal quarter as our customers spend against recently approved capital budgets and perform maintenance and repairs in advance of spring and summer activity. Our Process and Motion Control end markets also do not experience significant seasonality of demand.

Demand for our Water Management products is primarily driven by non-residential construction activity, remodeling and home starts as well as water and wastewater infrastructure expansion for municipal, industrial and hydropower applications. Accordingly, many external factors affect our Water Management business, including weather and the impact of the broader economy on our end markets. Weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.

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

Employees

As of March 31, 2010, we had approximately 5,700 employees, of whom approximately 4,000 were employed in the United States. Approximately 525 of our U.S. employees are represented by labor unions. The five U.S. collective bargaining agreements to which we are a party will expire between August 2010 and April 2012. Additionally, approximately 885 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.

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

Some environmental laws and regulations, including the federal Superfund law, impose liability to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at certain of our current or former facilities, and have been named as a PRP at certain third party Superfund sites. See Part II Item 8, Note 19 Commitments and Contingencies of the consolidated financial statements for further discussion regarding our Downers Grove, Illinois facility and the Ellsworth Industrial Park Site. The discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of current reserves and/or available indemnification. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not applicable to operating facilities. We also may face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or ground water at our current or former facilities.

ITEM 1A. RISK FACTORS.

We have identified the following material risks to our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. If any of these risks materialize, our business, financial condition or results of operations could be materially and adversely affected.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We are a highly leveraged company. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are and will continue to be more highly leveraged than some of our competitors which may place us at a competitive disadvantage;

•	it may make us more vulnerable to further downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, may limit our ability to borrow additional funds or dispose of assets.

Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our senior secured credit facilities is unhedged variable-rate debt. Recently, interest rates have been subject to unprecedented volatility which may intensify this risk. Also, we may still incur significantly more debt, which could intensify the risks described above. For more information, see Part II Item 8, Note 11 Long-Term Debt.

Weak economic and financial market conditions have impacted our business operations and may adversely affect our results of operations and financial condition.

Weak global economic and financial market conditions, including severe disruptions in the credit markets and the global economic recession, have impacted our business operations and may adversely affect our future results of operations and financial condition. A continuing economic downturn in the end markets, businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume for a prolonged period of time which would have a negative impact on our future results of operations. Also, a weak recovery could prolong the negative effects we have experienced. For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and availability and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. In the current weak market, many lenders and institutional investors have significantly reduced, and in some cases ceased to provide, funding to borrowers. The lack of available or increased cost of credit has led to decreased construction which has resulted in reduced demand for our products. A prolonged or further drop in consumer confidence, continued restrictions in the credit market or an increase in mortgage rates, credit standards or unemployment could delay the recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. This may express itself in the form of substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results. Additionally, many of our products are used in the energy, mining and cement and aggregate markets. With the recent volatility in commodity prices, certain customers may defer or cancel anticipated projects or expansions until such time as these projects will be profitable based on the underlying cost of commodities compared to the cost of the project. Volatility and disruption of financial markets could limit the ability of our customers to obtain adequate financing to maintain operations and may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or impact their ability to pay their receivables. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us. We have recorded an impairment charge in fiscal 2009 and may need to record additional impairment charges if the fair value of our assets declines further due to the conditions cited above. These conditions could affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, or sell assets. In addition, this could require us to seek additional borrowings which may not be available given the current financial market conditions, or may only be available at terms significantly less advantageous than our current credit terms.

Demand for our Water Management products depends on availability of financing.

Many customers who purchase our Water Management products depend on third-party financing. There have been significant disruptions in the availability of financing on reasonable terms. Fluctuations in prevailing interest rates affect the availability and cost of financing to our customers. Given recent market conditions, some lenders and institutional investors have significantly reduced, and in some cases ceased to provide, funding to borrowers. The lack of availability or increased cost of credit could lead to decreased construction which would result in a reduction in demand for our products and have a material adverse effect on our Water Management business, financial condition, results of operations or cash flows.

The markets in which we sell our products are highly competitive.

We operate in highly fragmented markets within the Process and Motion Control. As a result, we compete against numerous companies. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors have greater financial and other resources than we do. Competition in our business lines is based on a number of considerations including product performance, cost of transportation in the distribution of our Process and Motion Control products, brand reputation, quality of client service and support, product availability and price. Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our Process and Motion Control products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.

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

Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effect of downturns in economic conditions; however, such programs may be unsuccessful. Any sustained weakness in demand or downturn or uncertainty in the economy generally, such as the recent unprecedented volatility in the capital and credit markets, would materially reduce our net sales and profitability.

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

We have certain customers that are significant to our business. During fiscal 2010, our top 20 customers accounted for approximately 31% of our consolidated net sales, and our largest customer accounted for 7.1% of our consolidated net sales. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increases in the cost of our raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, or the loss of a substantial number of our suppliers, could adversely affect our financial condition.

We depend on third parties for the raw materials used in our manufacturing processes. We generally purchase our raw materials on the open market on a purchase order basis. In the past, these contracts generally have had one to five year terms and have contained competitive and benchmarking clauses intended to ensure competitive pricing. While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations, delays in the delivery of and potential unavailability of our raw materials. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity. We are also significantly affected by the cost of natural gas used for fuel and the cost of electricity.

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

In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process and Motion Control products and provide service and aftermarket support to our customers. We rely on an extensive distribution network, with nearly 2,400 distributor locations nationwide; however, for fiscal 2010, approximately 18% of our Process and Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 10.7% of Process and Motion Control net sales. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Process and Motion Control industry. Industrial distributors play a significant role in determining which of our Process and Motion Control products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business also offer competitors’ products and services to our customers. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 70 third-party warehouses to distribute our products; however, for fiscal 2010, our three key independent distributors generated approximately 28% of our Water Management net sales with the largest accounting for 19.7% of Water Management net sales.

We are in the process of renewing our Process and Motion Control distributorship agreement with one of our three key distributors. We currently operate in accordance with the terms of both current and previously expired agreements. We believe these terms to be “market standard” providing, among other matters, that the applicable distributor is (i) authorized to sell certain products in certain geographic areas, (ii) obligated to comply with minimum stocking requirements and (iii) entitled to certain limited inventory return rights. None of our distributors have exclusive geographic rights. Our Water Management distributorship sales are on “market standard” terms. In addition, certain key distributors are on rebate programs, including our top three Water Management distributors. For more information on our rebate programs, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Revenue Recognition”

The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors’ sales of our competitors’ products to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be adversely affected if any of our significant customers default in their obligations to us.

Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. More specifically, the recession and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction of business generally. Accordingly, the recession and tightening of credit increases the risks associated with our backlog. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Approximately 15% of our backlog at March 31, 2010 is currently scheduled to ship beyond fiscal 2011.

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

We believe that, subject to various terms and conditions, we have certain indemnification protection from Invensys plc (“Invensys”) with respect to certain environmental liabilities that may have occurred prior to the acquisition by Carlyle (the “Carlyle acquisition”) of the capital stock of 16 entities comprising the Rexnord group of Invensys, including certain liabilities associated with our Downers Grove, Illinois facility and with respect to personal injury claims for alleged exposure to hazardous materials. We also believe that, subject to various terms and conditions, we have certain indemnification protection from Hamilton Sundstrand Corporation (“Hamilton Sundstrand”), with respect to certain environmental liabilities that may have arisen from events occurring at Falk facilities prior to the Falk acquisition, including certain liabilities associated with personal injury claims for alleged exposure to hazardous materials. If Invensys or Hamilton Sundstrand becomes unable to, or otherwise does not, comply with its indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to such indemnities or historic insurance coverage, we could incur significant unanticipated costs. As a result, it is possible that we will not be able to recover pursuant to these indemnities a substantial portion, if any, of the costs that we may incur.

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

Certain Water Management subsidiaries are defendants in a class action lawsuit pending in U.S. federal court in Minnesota and in a number of putative class action lawsuits pending in various other U.S. federal courts. The plaintiffs in these suits represent or seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson-Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages). While we intend to vigorously defend ourselves in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on us. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be covered by insurance. As a result of the preceding, there can be no assurance as to the long-term effect this litigation will have on our business, financial condition, results of operations or cash flows. See “Part I, Item 3 – Legal Proceedings” of this report.

Weather could adversely affect the demand for products in our Water Management platform and decrease its net sales.

Demand for our Water Management products is primarily driven by commercial, institutional and residential construction activity. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Spring and summer months in the United States and Europe represent the main construction seasons. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity which could have a negative affect on our business. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our Water Management net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the typical seasonal increase in net sales and earnings during the spring months.

Our international operations are subject to uncertainties, which could adversely affect our operating results.

Our business is subject to certain risks associated with doing business internationally. For fiscal 2010, our net sales outside the United States represented approximately 25% of our total net sales (based on the country in which the shipment originates). Accordingly, our future results could be harmed by a variety of factors, including:

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

The indentures governing our senior notes and senior subordinated notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of March 31 2010, our senior secured bank leverage ratio was 1.84x. In addition, as of this date, we had $118.6 million of additional borrowing capacity under the senior secured credit facilities ($31.4 million was considered utilized in connection with outstanding letters of credit). Failure to comply with the leverage covenant of the senior secured credit facilities can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The interest rate in respect of borrowings under the senior secured credit facilities is determined in reference to the senior secured bank leverage ratio. A breach of any of these covenants could result in a default under our debt agreements. For more information, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

A substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2010, we had $763.5 million of floating rate debt under the senior secured credit facilities ($763.5 million term loans outstanding). Of the $763.5 million of floating rate debt, $370.0 million of our term loans are subject to interest rate swaps, in each case maturing in July 2012. After considering the interest rate swaps, a 100 basis point increase in the March 31, 2010 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.9 million on an annual basis.

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

As of March 31, 2010, we had approximately 5,700 employees, of whom approximately 4,000 were employed in the United States. Approximately 525 of our U.S. employees are represented by labor unions. The five U.S. collective bargaining agreements to which we are a party will expire between August 2010 and April 2012. Additionally, approximately 885 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business, financial condition, results of operations or cash flows could be affected in a material adverse manner. Many of our direct and indirect customers and their suppliers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the International Brotherhood of Teamsters or the Teamsters Union. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could incur substantial business interruptions as the result of updating our Enterprise Resource Planning (“ERP”) Systems.

Utilizing a phased approach, we began updating our ERP systems in fiscal year 2008, starting with certain of our Process and Motion Control business units. This initiative continues across our Process and Motion Control platform and has expanded to our Water Management platform. If these updates are unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance.

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

Our required cash contributions to our pension plans have increased and may increase further and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.

Recent legislative changes have reformed funding requirements for underfunded U.S. defined benefit pension plans. The revised statute, among other things, increases the percentage funding target of U.S. defined benefit pension plans from 90% to 100% and requires the use of a more current mortality table in the calculation of minimum yearly funding requirements. Our future required cash contributions to our U.S. defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. In addition, if the returns on the assets of any of our U.S. defined benefit pension plans were to decline in future periods, if the Pension Benefit Guaranty Corporation (“PBGC”) were to require additional contributions to any such plans as a result of our recent acquisitions or if other actuarial assumptions were to be modified, our future required cash contributions to such plans could increase. Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.

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

The deterioration experienced in fiscal 2009 in the securities markets has impacted the value of the assets included in our defined benefit pension plans, the effect of which has been reflected in the consolidated balance sheet at March 31, 2010. The deterioration in pension asset values has led to additional contribution requirements (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006) and increased pension costs in fiscal 2010 as compared to the prior fiscal year. Any further deterioration may also lead to further cash contribution requirements and increased pension costs. Recent pension funding legislative and regulatory relief provided by the U.S. government in light of the securities markets decline has reduced our short-term required pension contributions from the amount required before relief. The impact of this relief has been reflected in our projected cash contribution requirements disclosed in the consolidated financial statements.

Our historical financial data is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with the Merger and various acquisitions and due to the different basis of accounting used by us prior to the Merger.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Within Process and Motion Control we have 28 principal manufacturing and warehouse facilities and three repair facilities, 20 of which are located in North America, five in Europe, one in Australia, two in South America and three in Asia. All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.

We own and lease our Process and Motion Control facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal Process and Motion Control manufacturing and repair facilities:

Facility Location	Product/Use	Size (square feet)	Owned Leased
North America

Auburn, AL	Coupling	130,000	Leased
Bridgeport, CT	Special Components	31,000	Owned
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Downers Grove, IL (2 facilities)	Industrial Bearings and Aerospace	248,000	Owned
Grafton, WI	Flattop	95,000	Owned
Grove City, OH	Warehouse	73,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	54,000	Leased
Milwaukee, WI	Gear	1,100,000	Owned
New Berlin, WI	Gear Repair	44,000	Leased
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	75,000	Leased
Simi Valley, CA	Aerospace	37,000	Leased
Stuarts Draft, VA	Gear	93,000	Owned
Toronto, Canada	Gear Repair	30,000	Leased
Toronto, Canada	Warehouse	30,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned
Wheeling, IL	Aerospace	83,000	Owned

Europe

Betzdorf, Germany	Industrial Chain	179,000	Owned
Corregio, Italy	Flattop	79,000	Owned
Dortmund, Germany	Coupling	36,000	Owned
Gravenzande, Netherlands	Flattop	117,000	Leased
Hamelin, Germany	Gear	374,000	Leased

South America

Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned
Santiago, Chile	Gear Repair	15,000	Leased

Australia

Newcastle, Australia	Gear	43,000	Owned

Asia

Changzhou, China	Gear and Coupling	206,000	Owned
Shanghai, China	Gear and Coupling	40,000	Leased
Shanghai, China	Industrial Chain and Flattop	161,000	Leased

We have 23 principal Water Management facilities primarily located in the U.S. and Canada, as set forth below:

Facility Location	Product/Use	Size (square feet)	Owned Leased
Canada

Mississauga, Ontario	Manufacturing/Warehouse	27,878	Leased
Magog, Quebec	Manufacturing	58,000	Owned

United States

Abilene, Texas	Commercial Brass	176,650	Owned
Bensalem, Pennsylvania	Warehouse	40,000	Leased
Commerce, Texas	PEX	175,000	Owned
Cranberry TWP., Pennsylvania	Water and Wastewater	35,000	Owned
Dallas, Texas	Warehouse	55,020	Leased
Elkhart, Indiana	PEX	110,000	Owned
Erie, Pennsylvania	Specification Drainage	210,562	Leased
Erie, Pennsylvania	Specification Drainage	110,000	Owned
Falconer, New York	Specification Drainage	151,520	Leased
Fresno, California	Warehouse	50,000	Leased
Gardena, California	Warehouse	73,987	Owned
Harborcreek, Pennsylvania	Specification Drainage	100,000	Leased
Hayward, California	Warehouse	23,640	Leased
Mars, Pennsylvania	Water and Wastewater	65,000	Owned
Levittown, Pennsylvania	Warehouse	67,000	Leased
Norcross, Georgia	Warehouse	96,000	Leased
Northwood, Ohio	Warehouse	17,920	Leased
Orange, Massachusetts	Water and Wastewater	250,000	Owned
Paso Robles, California	Water Control	158,000	Owned
Sacramento, California	Warehouse	16,000	Leased
Sanford, North Carolina	Commercial Brass	78,000	Owned

As part of the restructuring activities taken during the fiscal year ended March 31, 2010, the Company made the decision to exit a distribution channel and outsource the manufacturing of the remaining PEX plumbing line at the Commerce, Texas facility. The Company’s current intention is to begin to market the Commerce, Texas facility beginning in fiscal 2011 after manufacturing activities have ceased.

In addition, we lease sales office space in Taipei, R.O.C. and an engineering and sourcing center in Zhuhai, China. We also currently lease approximately 14,000 square feet of office space that had previously been the Jacuzzi Brands, Inc. corporate headquarters in West Palm Beach, Florida.

We believe our Process and Motion Control and Water Management properties are sufficient for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Part II Item 8, Note 19—Commitments and Contingencies to the consolidated financial statements of this report.

ITEM 4. (REMOVED AND RESERVED)

Removed and Reserved.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

No established public trading market for RBS Global common stock or Rexnord LLC membership units currently exists.

Holders

As of May 25, 2010, the common stock of RBS Global was wholly owned by Chase Acquisition I Inc., a wholly owned subsidiary of our ultimate parent company Rexnord Holdings. RBS Global is the sole member of Rexnord LLC.

Dividends

For the year ended March 31, 2010, $30.0 million of dividend payments were made to Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness due 2013. For the year ended March 31, 2009, $70.0 million of dividend payments were made to Rexnord Holdings, substantially all of which was used to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness due 2013. In addition, our senior credit facility and outstanding notes significantly restrict the payment of dividends on our common stock and membership interests.

Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to securities of Rexnord Holdings authorized for issuance under equity compensation plans is contained in Part II Item 8, Note 15, Stock Options to the consolidated financial statements contained in this report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None of our equity securities were sold during the fourth quarter ended March 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA.

The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2010, or fiscal 2010, means the period from April 1, 2009 to March 31, 2010. This report includes certain financial information for the period from April 1, 2006 through July 21, 2006 which represents historical results prior to the consummation of the Merger and is referred to herein as the “Predecessor period”. The period from July 22, 2006 through March 31, 2007 and thereafter is referred to herein as the “Successor period”. As a result of the Merger on July 21, 2006 and the resulting change in ownership, under generally accepted accounting principles (“GAAP”) we are required to present our operating results for the Predecessor period and the Successor period during the twelve months ended March 31, 2007 separately. The Statement of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements. These financial statements do not include the accounts of Rexnord Holdings, the indirect parent company of RBS Global, Inc.

	Successor				Predecessor (5)
(dollars in millions)	Year Ended March 31, 2010	Year Ended March 31, 2009 (1)	Year Ended March 31, 2008 (2)	Period from July 22, 2006 through March 31, 2007 (3)	Period from April 1, 2006 through July 21, 2006	Year Ended March 31, 2006 (4)
Statement of Operations:
Net Sales	$1,510.0	$1,882.0	$1,853.5	$921.5	$334.2	$1,081.4
Cost of Sales	998.0	1,277.0	1,250.4	628.2	237.7	742.3

Gross Profit	512.0	605.0	603.1	293.3	96.5	339.1
Selling, General and Administrative Expenses	299.0	316.6	312.2	159.3	63.1	187.8
Loss on Divestiture (see Note 3)	—	—	11.2	—	—	—
(Gain) on Canal Street Accident, net (see Note 4)	—	—	(29.2)	(6.0)	—	—
Intangible Impairment Charges	—	422.0	—	—	—	—
Transaction-Related Costs (8)	—	—	—	—	62.7	—
Restructuring and Other Similar Costs (see Note 5)	6.8	24.5	—	—	—	31.1
Amortization of Intangible Assets	49.7	48.9	49.9	26.9	5.0	15.7

Income (Loss) from Operations	156.5	(207.0)	259.0	113.1	(34.3)	104.5
Non-Operating Income (Expense):
Interest Expense, net	(183.7)	(178.4)	(191.8)	(105.0)	(21.0)	(61.5)
Other Income (Expense), net	(16.4)	(0.9)	(5.3)	5.7	(0.4)	(3.8)

Income (Loss) Before Income Taxes	(43.6)	(386.3)	61.9	13.8	(55.7)	39.2
Provision (Benefit) for Income Taxes	(38.0)	8.0	21.0	10.9	(16.1)	16.3

Net Income (Loss)	$(5.6)	$(394.3)	$40.9	$2.9	$(39.6)	$22.9

Other Data:
Net Cash Provided By (Used for):
Operating Activities	157.0	156.1	232.8	62.7	(4.4)	91.9
Investing Activities	(22.0)	(54.5)	(121.6)	(1,925.5)	(15.7)	(336.1)
Financing Activities	(153.3)	39.5	(28.0)	1,907.6	8.2	240.6
Depreciation and Amortization of Intangible Assets	109.3	109.6	104.1	63.0	19.0	58.7
Capital Expenditures	22.0	39.1	54.9	28.0	11.7	37.1
Dividend payment to parent company	30.0	70.0	—	—	—	—

	Successor				Predecessor (5)
	March 31,
(dollars in millions)	2010	2009 (1)	2008 (2)	2007 (3)	2006 (4)
Balance Sheet Data:
Cash and Cash Equivalents	$263.2	$277.5	$141.9	$56.1	$22.5
Working Capital (6)	484.6	548.8	436.6	371.6	159.2
Total Assets	3,015.2	3,204.8	3,805.2	3,773.2	1,608.1
Total Debt (7)	2,129.2	2,140.5	2,024.5	2,046.9	753.7
Stockholders’ Equity	54.2	157.4	744.6	699.6	441.1

(1)	Consolidated financial data as of and for the year ended March 31, 2009 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Fontaine acquisition on February 27, 2009. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Fontaine acquisition.

(2)	Consolidated financial data as of and for the year ended March 31, 2008 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the GA acquisition on January 31, 2008. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the GA acquisition.
(3)	Consolidated financial data as of March 31, 2007 and for the period from July 22, 2006 through March 31, 2007 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Zurn acquisition on February 7, 2007. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of both the Apollo and Zurn acquisitions.
(4)	Consolidated financial data as of and for the year ended March 31, 2006 reflects the estimated fair value of assets acquired and liabilities assumed in connection with the Falk acquisition. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Falk acquisition (May 16, 2005).
(5)	Consolidated financial data for all periods subsequent to July 21, 2006 (the date of the Apollo acquisition) reflects the fair value of assets acquired and liabilities assumed as a result of that transaction. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Apollo acquisition.
(6)	Represents total current assets less total current liabilities.
(7)	Total debt represents long-term debt plus the current portion of long-term debt.
(8)	Transaction-related costs represent expenses incurred in connection with the Apollo merger on July 21, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition covers periods prior to the consummation of the Fontaine-Alliance Inc. and affiliates (“Fontaine”) and GA Industries, Inc. (“GA”) acquisitions. Our financial performance includes Fontaine subsequent to February 28, 2009 and GA subsequent to February 1, 2008. Accordingly, the discussion and analysis of periods prior to fiscal 2010 does not fully reflect the impact that the Fontaine and GA transactions have had, and will have on us. You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2010, or fiscal 2010, means the period from April 1, 2009 to March 31, 2010.

General

We believe we are a leading, global multi-platform industrial company strategically positioned within the markets and industries we serve. Currently, our business is comprised of two strategic platforms: (i) Process and Motion Control and (ii) Water Management. Prior to the filing of this annual report our Process and Motion Control platform was formerly known as “Power Transmission”. We changed the name of our Power Transmission platform to Process and Motion Control as we feel it more accurately depicts the capacity in which our products under this platform are utilized within the industries and markets we serve. There has been no change to our reportable segments.

Our Process and Motion Control platform designs, manufactures, markets and services specified, highly engineered mechanical components used within complex systems where our customers’ reliability requirements and cost of failure or downtime is extremely high. Our Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. We believe our product portfolio includes premier and widely known brands within both of our platforms as well as one of the broadest and most extensive product offerings.

Process and Motion Control

Our Process and Motion Control products include gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment. We sell our Process and Motion Control products into a diverse group of attractive end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical.

We have established long-term relationships with original equipment manufacturers (“OEMs”) and end users serving a wide variety of industries. As a result of our long-term relationship with OEMs and end users, we have created a significant installed base for our Process and Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring aftermarket demand for our products. We estimate that approximately 50% of our Process and Motion Control net sales are to distributors. These net sales are primarily driven by aftermarket demand for our products.

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

Over the past century, our Water Management platform has established itself as an innovator and leading designer, manufacturer and distributor of highly engineered water products and solutions that deliver water conservation, safety and hygiene, treatment, and control and comfort to the infrastructure construction, commercial construction and to a lesser extent, the residential construction end markets. Segments of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Segments of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. Our Water Management distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry. The demand for our Water Management products is primarily driven by new infrastructure, commercial and, to a lesser extent, residential construction. However, we believe there is a significant opportunity for future growth by selling and distributing a number of our products into the expanding renovation and repair market.

Our Water Management products are principally specification-driven and project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end user loyalty for our products and allow us to maintain leading market shares in the majority of our product lines. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through USC, IAPMO, NSF, UL, FM, or AWWA, prior to the commercialization of our products.

The Fontaine Acquisition

On February 27, 2009, we acquired the stock of Fontaine-Alliance Inc. and affiliates (“Fontaine”) for a total purchase price of $24.2 million ($30.3 million Canadian dollars (“CAD”)), net of $0.6 million ($0.7 million CAD) of cash acquired. This acquisition further expanded our Water Management platform. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. The results of operations include Fontaine subsequent to February 28, 2009.

The Sale of Rexnord SAS

On March 28, 2008, the Company sold a French subsidiary, Rexnord SAS, to members of that company’s local management team for one Euro. In connection with the sale, the Company recorded a pretax loss on divestiture of approximately $11.2 million (including transaction costs), which was recognized in fiscal 2008.

The GA Acquisition

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries, Inc. and Rodney Hunt Company, Inc. GA Industries, Inc. is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary, is a leader in the design and manufacturer of butterfly valves, sluice/slide gates, cone valves and actuation systems. The results of operations include GA subsequent to February 1, 2008.

Goodwill and Other Identifiable Intangible Asset Impairments

We are required for accounting purposes to assess the carrying value of goodwill and other identifiable intangible assets annually or whenever circumstances indicate that impairment may exist. In the third quarter of fiscal 2010 we commenced our testing of identifiable indefinite lived intangible assets and goodwill for impairment by first testing our indefinite lived intangible assets (trademarks and tradenames) for impairment in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). This test consists of comparing the fair value of trademarks and tradenames to their carrying values. We then tested goodwill for impairment under the provisions of ASC 350. Under ASC 350, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of each reporting unit is compared to its carrying value to identify reporting units that may be impaired. Our third quarter evaluation indicated that the fair value of our intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of our reporting units was dependent on several significant assumptions, including our weighted average cost of capital (discount rate) and future earnings and cash flow projections.

As a result of our impairment testing, during the third and fourth quarters of fiscal 2009, we recorded pre-tax impairment charges of $402.5 million and $19.5 million, respectively, related to goodwill and other identifiable intangible assets in both our Process and Motion Control and Water Management platforms. These non-cash charges consisted of $319.3 million of goodwill impairment in both the Process and Motion Control ($93.4 million) and Water Management ($225.9 million) platforms; $88.4 million of impairment of indefinite lived intangibles (trademarks and tradenames) in both the Process and Motion Control ($50.3 million) and Water Management ($38.1 million) platforms; and $14.3 million of impairment of amortizable intangible assets (patents) in both the Process and Motion Control ($5.3 million) and Water Management ($9.0 million) platforms. The impairment charges recorded during the third and fourth quarters of fiscal 2009 were precipitated by the macroeconomic factors impacting the global credit markets as well as slower industry business conditions which contributed to deterioration in the Company’s projected sales, operating profits and cash flows at that time.

Restructuring and Other Similar Costs

Beginning with the quarter ended September 28, 2008, the Company executed certain restructuring actions to reduce operating costs and improve profitability. The restructuring actions primarily resulted in workforce reductions, inventory impairments, and lease termination and other facility rationalization costs. During the year ended March 31, 2010, the restructuring costs incurred amounted to $6.8 million as the Company substantially completed these restructuring actions.

Canal Street Facility Accident and Recovery

On December 6, 2006, we experienced an explosion at our primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. The accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the our gear product line and, to a lesser extent, our coupling product line. Our core production capabilities were substantially unaffected by the accident. As of the end of the second quarter of fiscal 2008, production at the Canal Street facility had returned to pre-accident levels. Throughout the year ended March 31, 2008, approximately $11.2 million of capital expenditures were made in connection with the reconstruction of the facility. The reconstruction efforts were substantially complete as of March 31, 2008.

We finalized the accounting for this event during the year ended March 31, 2008. As a result, there was no activity related to the Canal Street facility accident during the years ended March 31, 2010 and 2009. For the year ended March 31, 2008, we recorded the following (gains)/losses related to this incident (in millions):

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

We recognized a net gain of $35.2 million related to the Canal Street facility accident from the date of the accident (December 6, 2006) through March 31, 2008. $14.2 million of the net gain represents the excess property insurance recoveries (at replacement value) over the write-off of tangible assets (at net book value) and other direct expenses related to the accident. The remaining $21.0 million gain is comprised of business interruption insurance recoveries.

For the period from December 6, 2006 (the date of loss) through March 31, 2008 (the date on which we settled our property and business interruption claims with its insurance carrier), we recorded recoveries from our insurance carrier totaling $71.4 million, of which $50.4 million has been allocated to recoveries attributable to property loss and $21.0 million of which has been allocated to recoveries attributable to business interruption loss. Of these recoveries, $34.4 million was recorded during the year ended March 31, 2008 ($23.4 million allocated to property and $11.0 million allocated to business interruption). On December 5, 2007, we finalized our property and business interruption claims with our property insurance carrier. Beyond the settlement reached on December 5, 2007, no additional insurance proceeds related to such property and business interruption coverage are expected in future periods. As of March 31, 2008, we had accrued for all costs related to the Canal Street facility accident that were probable and could be reasonably estimated. We did not incur any losses during the years ended March 31, 2010 or 2009 and do not expect to incur significant losses in future periods. As of March 31, 2010, we and our casualty insurance carrier continue to manage ongoing general liability and workers compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred.

Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has seven anti-dumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. We are a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, we received $0.8 million, $1.8 million, and $1.4 million, our pro rata share of the total CDSOA distribution, during the years ended March 31, 2010, 2009 and 2008, respectively, which is included in other non-operating expense, net on the consolidated statement of operations.

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

The largest component of our cost of sales is cost of materials, which represented approximately 36% of net sales in fiscal 2010. The principal materials used in our Process and Motion Control manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.

The next largest component of our cost of sales is direct and indirect labor, which represented approximately 16% of net sales in fiscal 2010. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends.

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

Revenue recognition. Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2010, 2009 and 2008 was less than 1.2% of net sales. Other than a standard product warranty, there are no post-shipment obligations.

Receivables. Receivables are stated net of allowances for doubtful accounts of $9.6 million at March 31, 2010 and $9.1 million at March 31, 2009. On a regular basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 75% of the Company’s total inventories as of March 31, 2010 and 2009 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method. The valuation of inventories includes material, labor and overhead and requires management to determine the amount of manufacturing variances to capitalize into inventories. We capitalize material, labor and overhead variances into inventories based upon estimates of key drivers, which generally include raw material purchases (for material variances), standard labor (for labor variances) and calculations of inventory turnover (for overhead variances).

In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $7.1 million, $17.2 million, and $8.4 million, during fiscal 2010, 2009, and 2008, respectively. The reduction in inventory write-downs charged to expense in fiscal 2010 relates to decreased levels of excess and obsolete inventory given the items identified in the prior year and the significant destocking that occurred throughout the year.

Impairment of intangible assets and tangible fixed assets. Our intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment.

Intangible assets are amortized over the shorter of their legal life or estimated useful life as follows:

Trademarks and tradenames	No amortization (indefinite life)
Patents	2 to 20 years
Customer Relationships	3 to 15 years
Non-compete	2 to 5 years

Tangible fixed assets are depreciated to their residual values on a straight-line basis over their estimated useful lives as follows:

Land	No depreciation
Buildings and improvements	10 to 30 years
Machinery and equipment	5 to 10 years
Computer hardware and software	3 to 5 years

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

Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment or whenever circumstances indicate that impairment may exist using a discounted cash flow methodology based on future business projections and a market value approach. The discount rate utilized within our impairment test is based upon the weighted average cost of capital of comparable public companies.

During the year ended March 31, 2009, the Company recorded a non-cash pre-tax impairment charge associated with goodwill and identifiable intangible assets of $422.0 million, of which $319.3 million relates to goodwill impairment and $102.7 million relates to other identifiable intangible asset impairments. See Part II Item 8, Note 9 Goodwill and Intangible Assets of the consolidated financial statements for more information regarding the prior year impairment charge.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $48.3 million in fiscal year 2011, $47.8 million in fiscal year 2012, $47.1 million in fiscal year 2013, $47.1 million in fiscal year 2014 and $47.0 million in fiscal year 2015.

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

The deterioration in the securities markets beginning in the fall of 2008 has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has been reflected in the consolidated balance sheets at March 31, 2010 and 2009. As of March 31, 2010, we had pension plans with a combined projected benefit obligation of $587.7 million compared to plan assets of $478.2 million, resulting in an under-funded status of $109.5 million compared to $137.1 million at March 31, 2009. Our funded status has improved year-over-year as a result of the market recoveries in fiscal 2010 and we are expecting a decrease in fiscal 2011 pension costs as compared to fiscal 2010. Deterioration in pension asset values has led to additional cash contribution requirements (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006) in future periods. Any further changes in the assumptions underlying our pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension cost which could negatively affect our consolidated results of operations in future periods.

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

Income taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses, tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against substantially all of our deferred tax assets relating to foreign loss carryforwards, state net operating loss and foreign tax credit carryforwards, as well as, a partial allowance relating to U.S. federal net operating loss carryforwards.

Commitments and Contingencies. We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our professional knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy.

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

Estimating environmental remediation liabilities involves an array of issues at any point in time. In the early stages of the process, cost estimates can be difficult to derive because of uncertainties about a variety of factors. For this reason, estimates developed in the early stages of remediation can vary significantly, and, in many cases, early estimates later require significant revision. The following are some of the factors that are integral to developing cost estimates:

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

Asbestos Claims and Insurance for Asbestos Claims. As noted in Part II Item 8, Note 19—Commitments and Contingencies of notes to the consolidated financial statements, of this Annual Report on Form 10-K, certain Water Management subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.

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

We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2010 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.

Results of Operations

Fiscal Year Ended March 31, 2010 Compared with the Fiscal Year Ended March 31, 2009

Net Sales

(in Millions)

	Fiscal Year Ended
	March 31, 2010	March 31, 2009	Change	% Change
Process and Motion Control	$1,003.7	$1,321.7	$(318.0)	-24.1%
Water Management	506.3	560.3	(54.0)	-9.6%

Consolidated	$1,510.0	$1,882.0	$(372.0)	-19.8%

Process and Motion Control

Process and Motion Control net sales decreased $318.0 million, or 24.1%, from $1,321.7 million for the year ended March 31, 2009 to $1,003.7 million for the year ended March 31, 2010. Foreign currency fluctuations adversely impacted net sales by approximately $1.6 million during fiscal 2010 as the U.S. dollar strengthened against the Euro, and other currencies compared to the prior year. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $316.4 million, or 23.9%, which is attributable to the impact the economic downturn has had on our end-markets.

Water Management

Water Management net sales decreased $54.0 million, or 9.6%, from $560.3 million for the year ended March 31, 2009 to $506.3 million for the year ended March 31, 2010. Foreign currency fluctuations adversely impacted net sales by approximately $1.7 million during fiscal 2010 as the U.S. dollar strengthened against the Canadian dollar, and other currencies compared to the prior year. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $52.3 million, or 9.3%, which is attributable to softness within our commercial and residential construction end-markets as well as certain segments of our infrastructure end-markets. These declines were partially offset by an increase in year-over-year net sales in our water and wastewater treatment markets.

Income from Operations

(in Millions)

	Fiscal Year Ended
	March 31, 2010	March 31, 2009	Change
Process and Motion Control	$112.9	$15.6	$97.3
% of net sales	11.2%	1.2%	10.0%
Water Management	76.1	(212.8)	288.9
% of net sales	15.0%	-38.0%	53.0%
Corporate	(32.5)	(9.8)	(22.7)

Consolidated	$156.5	$(207.0)	$363.5

% of net sales	10.4%	-11.0%	21.4%

Process and Motion Control

Process and Motion Control income from operations for the year ended March 31, 2010 was $112.9 million compared to income from operations of $15.6 million during the year ended March 31, 2009. The comparability of our year-over-year results has been significantly impacted by the $149.0 million impairment charge taken on our goodwill and other identifiable intangible assets during fiscal 2009. Comparability between periods has also been impacted by a change in our pension expense resulting primarily from the losses incurred on plan assets associated with our U.S. defined benefit pension plans during fiscal 2009. During the year ended March 31, 2010, we incurred $10.9 million of pension expense (compared to pension expense of $3.7 million during the year ended March 31, 2009). In addition, income from operations for the year ended March 31, 2010 included $6.3 million of restructuring expenses (compared to restructuring expense of $16.5 million during the year ended March 31, 2009). Excluding the impact of the impairment charge, pension expense and restructuring expenses, income from operations would have decreased $54.7 million, or 29.6%, and income from operations as a percent of net sales would have declined by 100 basis points to 13.0% of net sales during the year ended March 31, 2010 versus the comparable prior year period. The remaining decline in income from operations as a percent of net sales was primarily driven by the unfavorable impact of lower year-over-year net sales, partially offset by productivity gains, cost reduction initiatives and lower material prices.

Water Management

Water Management income from operations for the year ended March 31, 2010 was $76.1 million compared to a loss from operations of $212.8 million during the year ended March 31, 2009. The comparability of our year-over-year results has been significantly impacted by the $273.0 million impairment charge taken on our goodwill and other identifiable intangible assets during the year ended March 31, 2009. In addition, income from operations for the year ended March 31, 2010 included $0.5 million of restructuring expenses (compared to restructuring expense of $7.8 million during the year ended March 31, 2009). Excluding the impact of impairment charges and restructuring expenses, income from operations would have increased $8.6 million, or 12.6%, and income from operations as a percent of net sales would have expanded by 300 basis points to 15.1% of sales for the year ended March 31, 2010 versus the comparable prior year period as cost reduction actions, lower material prices and productivity gains more than offset the unfavorable impact of lower sales.

Corporate

Corporate expenses increased by $22.7 million from $9.8 million during the year ended March 31, 2009 to $32.5 million during the year ended March 31, 2010. This increase is primarily attributable to a $22.6 million dollar increase in pension costs year-over-year.

Interest Expense, Net. Interest expense, net was $183.7 million during the year ended March 31, 2010 compared to $178.4 million during the year ended March 31, 2009. The increase in interest expense is primarily the result of the incremental interest on a $104.7 million net increase in the carrying value of our long-term debt due to the completion of our debt exchange offer on April 29, 2009, which is partially offset by lower relative variable rate borrowing costs year-over-year.

Other Expense, Net. Other expense, net for the year ended March 31, 2010, consists of management fee expense of $3.0 million, transaction costs associated with the debt exchange offer of $6.0 million, foreign currency transaction losses of $4.3 million, loss on the sale of fixed assets of $2.5 million, income in unconsolidated affiliates of $0.5 million, CDSOA recovery of $0.8 million and other miscellaneous expenses of $1.9 million. Other expense, net for the year ended March 31, 2009 consists of management fee expense of $3.0 million, foreign currency transaction gains of $2.4 million, loss on the sale of fixed assets $0.8 million, a loss in unconsolidated affiliates of $0.5 million, CDSOA recovery of $1.8 million and other miscellaneous losses of $0.8 million.

(Benefit) Provision for Income Taxes. The income tax benefit in fiscal 2010 was $(38.0) million or an effective tax rate of 87.2%. The benefit recorded differs from the statutory rate mainly due to the effect of the income tax benefit recognized as a result of a decrease to the liability for unrecognized tax benefits associated with the conclusion of the Internal Revenue Service (“IRS”) examination and certain benefits provided under a new Brazilian tax settlement program, as well as a net decrease to the valuation allowance mainly relating to the utilization of federal net operating loss (“NOL”) carryforwards. The income tax provision in fiscal 2009 was $8.0 million or an effective tax rate of (2.1%). The provision recorded differs from the statutory rate mainly due to the effect of approximately $304.8 million of nondeductible expenses recorded, as well as a $42.5 million increase in the valuation allowance; both items relating to the impairment charges recorded in the third and fourth quarters of fiscal 2009. See Part II Item 8, Note 17 Income Taxes of the consolidated financial statements for more information on income taxes.

Net Income (Loss). The net loss recorded in fiscal 2010 was $5.6 million as compared to a net loss of $394.3 million in the prior year due to the factors described above.

Fiscal Year Ended March 31, 2009 Compared with the Fiscal Year Ended March 31, 2008

Net Sales

(in Millions)

	Year Ended
	March 31, 2009	March 31, 2008	Change	% Change
Process and Motion Control	$1,321.7$	$1,342.3	$(20.6)	-1.5%
Water Management	560.3	511.2	49.1	9.6%

Consolidated	$1,882.0$	$1,853.5	$28.5	1.5%

Process and Motion Control

Process and Motion Control net sales decreased by $20.6 million, or 1.5%, from $1,342.3 million for the year ended March 31, 2008 to $1,321.7 million for the year ended March 31, 2009. Our fiscal 2008 performance includes $20.3 million of net sales related to Rexnord SAS which was divested on March 28, 2008. In addition, foreign currency fluctuations adversely impacted net sales by approximately $4.9 million during fiscal 2009 as the U.S. dollar strengthened against the Euro and other currencies compared to the prior year. Excluding the impact of foreign currencies and divestitures, year-over-year core net sales growth was $4.6 million, or 0.3%. This modest growth is largely attributable to strength in our Process and Motion Control end markets of mining, energy, cement and aerospace through the first half of fiscal 2009, which was substantially offset by the adverse impact the global macroeconomic downturn had on our net sales in the majority of our Process and Motion Control end markets in the second half of fiscal 2009.

Water Management

Water Management net sales increased by $49.1 million, or 9.6%, from $511.2 million for the year ended March 31, 2008 to $560.3 million for the year ended March 31, 2009. Approximately $64.7 million of the year-over-year increase was due to the inclusion of the GA acquisition for all of fiscal 2009 compared to approximately 2 months in fiscal 2008. In addition, foreign currency fluctuations adversely impacted sales by approximately $1.9 million during fiscal 2009 as the U.S. dollar strengthened against the Canadian dollar and other currencies compared to fiscal 2008. Excluding the impact of foreign currencies and acquisitions, year-over-year core net sales declined $13.7 million, or 2.7%. This contraction was primarily driven by the continued decline in the residential construction market throughout fiscal 2009, which was partially offset by year-over-year growth in our infrastructure and commercial construction end markets (growth in the first half of fiscal 2009 was partially offset by the decline in sales in the second half of fiscal 2009 due to the adverse impact of the economic downturn).

Income from Operations

(in Millions)

	Year Ended
	March 31, 2009 (1)	March 31, 2008	Change	% Change
Process and Motion Control	$15.6	$205.6	$(190.0)	-92.4%
% of net sales	1.2%	15.3%	-14.1%
Water Management	(212.8)	70.7	(283.5)	-401.0%
% of net sales	-38.0%	13.8%	-51.8%
Corporate	(9.8)	(17.3)	7.5	-43.4%

Consolidated	$(207.0)	$259.0	$(466.0)	-179.9%

% of net sales	-11.0%	14.0%	-25.0%

(1)	Includes $422.0 million of goodwill and other identifiable intangible asset impairment charges and $24.5 million of restructuring charges.

Process and Motion Control

Process and Motion Control income from operations was $15.6 million, a decrease of $190.0 million from the year ended March 31, 2008. The year-over-year comparability was affected by a $149.0 million goodwill and intangible impairment charge and a $16.5 million restructuring charge recorded in fiscal 2009. Also affecting year-over-year comparability was an $11.2 million loss on divestiture related to the sale of Rexnord SAS and a $29.2 million gain related to the Canal Street facility accident, both of which occurred in fiscal 2008. Excluding the previously mentioned items, year-over-year income from operations would have decreased $6.5 million, or 3.5%, and income from operations as a percent of net sales would have decreased 30 basis points from 14.0% in fiscal 2008 to 13.7% in fiscal 2009. This decrease was primarily driven by higher material costs and a reduction in cost structure leverage due to lower core net sales, partially offset by productivity gains and fiscal 2009 fourth quarter cost reduction actions.

Water Management

Water Management loss from operations for the year ended March 31, 2009 was $212.8 million compared to income from operations of $70.7 million for the year ended March 31, 2008. The results for fiscal 2009 include a $273.0 million goodwill and intangible impairment charge and a $7.8 million restructuring charge. Fiscal 2009 also includes $11.3 million of incremental income from operations related to the GA acquisition. Excluding the impact of acquisitions, impairment and restructuring, income from operations would have decreased $14.0 million, or 19.8%, and income from operations as a percent of net sales would have decreased 240 basis points from 13.8% in fiscal 2008 to 11.4% in fiscal 2009. This year-over-year decrease is primarily attributable to an increase in year-over-year material costs, particularly during the first half of the fiscal year, investments made in the first half of fiscal 2009 to fund net sales growth initiatives and a reduction in cost structure leverage due to lower core net sales in the second half of fiscal 2009.

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

Provision for Income Taxes. The income tax provision in fiscal 2009 was $8.0 million or an effective tax rate of (2.1%). The provision recorded differs from the statutory rate mainly due to the effect of approximately $304.8 million of nondeductible expenses recorded, as well as a $42.5 million increase in the valuation allowance; both items relating to the impairment charges recorded in the third and fourth quarters of fiscal 2009 as a result of overall economic conditions. The income tax provision in fiscal 2008 was $21.0 million or an effective tax rate of 33.9%. The provision recorded is lower than the statutory rate primarily as a result of the income tax benefit associated with the loss on divestiture. See Part II Item 8, Note 17 Income Taxes of the consolidated financial statements for more information on income taxes.

Net Income (Loss). The net loss recorded in fiscal 2009 was $394.3 million as compared to $40.9 million of net income in the prior year due to the factors described above.

Non-GAAP Financial Measure

In addition to net income, we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure under our senior secured credit facilities, as our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio). We reported Adjusted EBITDA of $280.1 million in fiscal 2010, and a net loss for the same period of $5.6 million.

Covenant Compliance

The credit agreement and indentures that govern our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indentures that govern our notes and the notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio as of the end of each fiscal quarter. Certain covenants contained in the indentures that govern our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indentures, the Company’s ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1.0. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.

“Fixed Charges” is defined in our indentures as net interest expense, excluding the amortization or write-off of deferred financing costs.

“Adjusted EBITDA” is defined in our senior secured credit facilities as net income, adjusted for the items summarized in the table below. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facilities may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, although not included in the calculation of Adjusted EBITDA below, the measure may at times allow us to add estimated cost savings and operating synergies related to operational changes ranging from acquisitions to dispositions to restructurings and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred.

As of the date of this filing, the calculation of Adjusted EBITDA under the credit agreement and indentures that govern our notes result in a substantially identical calculation. However, the results of such calculations could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the fiscal year ended March 31, 2010.

(in millions)	Year Ended March 31, 2010
Net loss	$(5.6)
Interest expense, net	183.7
Income tax benefit	(38.0)
Depreciation and amortization	109.3

EBITDA	$249.4
Adjustments to EBITDA:
Restructuring and other similar costs (1)	6.8
Stock option expense	5.5
Impact of inventory fair value adjustment (2)	0.3
LIFO expense (3)	1.7
CDSOA recovery (4)	(0.8)
Other expense, net (5)	17.2

Subtotal of adjustments to EBITDA	$30.7

Adjusted EBITDA	$280.1

Fixed charges (6)	$172.6
Ratio of Adjusted EBITDA to Fixed Charges	1.62	x
Senior secured bank indebtedness (7)	$514.6
Senior secured bank leverage ratio (8)	1.84	x

(1)	Represents costs incurred by the Company to reduce operating costs and improve profitability. These charges are primarily comprised of work force reductions, asset impairments and contract termination costs. See Part II, Item 8, Note 5 of the notes to our consolidated financial statements for additional information.
(2)	Represents the incremental unfavorable expenses of selling inventories that had been adjusted to fair value in purchase accounting as a result of the Fontaine acquisition.
(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.
(4)	Recovery under Continued Dumping and Subsidy Offset Act (CDSOA). See Part II, Item 8, Note 6 of the notes to our consolidated financial statements for additional information.
(5)	Other expense, net for the fiscal year ended March 31, 2010, consists of management fee expense of $3.0 million, transaction costs associated with the April 2009 debt exchange offer of $6.0 million, foreign currency transaction losses of $4.3 million, loss on the sale of fixed assets of $2.5 million, income in unconsolidated affiliates of $0.5 million and other miscellaneous expense of $1.9 million.
(6)	The indentures governing our senior notes define fixed charges as interest expense excluding the amortization or write-off of deferred financing costs.
(7)	The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $248.9 million (as defined by the senior secured credit facilities) at March 31, 2010. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.
(8)	The senior secured credit facilities define the senior secured bank leverage ratio as the ratio of senior secured bank debt to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources

Our primary source of liquidity is available cash and cash equivalents, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.

As of March 31, 2010, we had $263.2 million of cash and approximately $207.4 million of additional borrowings available to us ($118.6 million of available borrowings under our revolving credit facility and $88.8 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of March 31, 2010, the available borrowings under our credit facility have been reduced by $31.4 million due to outstanding letters of credit.

As of March 31, 2010, we had $2,129.2 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2010	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$763.5	$2.0	$761.5
Borrowings under revolving credit facility	—	—	—
Borrowings under AR securitization facility	—	—	—
9.50% Senior notes due 2014 (1)	979.2	—	979.2
8.875% Senior notes due 2016	79.0	—	79.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	7.2	3.3	3.9

Total Debt	$2,129.2	$5.3	$2,123.9

(1)	Includes a net unamortized bond issue discount of $12.1 million at March 31, 2010.

Indebtedness

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

As of March 31, 2010, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $193.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at March 31, 2010 was 3.64%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $31.4 million and $30.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2010 and March 31, 2009, respectively. There were no outstanding borrowings at March 31, 2010. Outstanding borrowings under the revolving credit facility were $82.7 million as of March 31, 2009.

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

As of March 31, 2010, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $6.5 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. During the fiscal year ended March 31, 2010, we made four quarterly principal payments of $0.5 million at the end of each calendar quarter. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of March 31, 2010, the senior secured bank leverage ratio was 1.84 to 1.00.

The debt information contained herein represents our balance sheet position as of March 31, 2010. However, subsequent to such date, we finalized the results of our cash tender offers and consent solicitations with respect to any and all of our outstanding: (i) 9.50% Senior Unsecured Notes due 2014 (the “2006 9.50% Notes”), (ii) 9.50% Senior Unsecured Notes due 2014 (the “2009 9.50% Notes”) and (iii) 8.875% Senior Unsecured Notes due 2016 (the “8.875% Notes”). Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing: (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remain outstanding. Further, in connection with our tender offers, we issued $1,145.0 million in aggregate principal amount of 8.50% Senior Notes due 2018 (“8.50% Notes”), which mature on May 1, 2018, pursuant to an indenture, dated as of April 28, 2010. For further information regarding the financial statement impact of this transaction, see the “Subsequent Event – Cash Tender Offers and $1,145.0 Million Bond Offering” within this indebtedness section.

On April 29, 2009, we and our indirect parent, Rexnord Holdings, finalized a debt exchange offer to exchange (a) 2009 9.50% Notes for any and all of our 8.875% Notes, (b) 2009 9.50% Notes for any and all of Rexnord Holdings’ PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the 8.875 % Notes, the “Old Notes”), and (c) 2009 9.50% Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the credit agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as syndication agent, and the lenders from time to time party thereto.

Upon settlement of the April 2009 exchange offer, (i) approximately $71.0 million principal amount of 8.875% Notes had been validly tendered and not withdrawn for exchange for the 2009 9.50% Notes, (ii) approximately $235.7 million principal amount of Old Holdco Notes had been validly tendered and not withdrawn for exchange for the 2009 9.50% Notes, and (iii) approximately $7.9 million principal amount of Holdco Loans had been validly surrendered and not withdrawn for exchange for 2009 9.50% Notes. Based on the principal amount of Old Notes and Holdco Loans validly tendered and accepted, approximately $196.3 million of aggregate principal of the 2009 9.50% Notes was issued in exchange for such Old Notes and Holdco Loans (excluding a net original issue discount of $20.6 million). In addition, we also incurred $11.1 million of transaction costs ($0.2 million of these transaction costs were issued in the form of the 2009 9.50% Notes) to complete the exchange offer, of which $5.1 million was capitalized as deferred financing costs.

We accounted for the April 2009 debt exchange transaction pursuant to ASC 470-50 Debt Modifications and Extinguishments (“ASC 470-50”). Pursuant to this guidance, the exchange of our 8.875% Notes did not constitute a significant modification of debt (that is, the change in the present value of expected cash flows under the terms of the modified debt as compared to the present value of expected cash flows under the original debt was less than 10%). Therefore, the carrying value of the $71.0 million in 8.875% Notes tendered was carried-forward as the net carrying value of the 2009 9.50% Notes, inclusive of a $5.5 million original issue premium. The premium is a result of the difference between the $71.0 million carrying value of the 8.875% Notes and the $65.5 million of corresponding face value of the 2009 9.50% Notes issued with respect to this component of the exchange. This premium is being amortized as a reduction to interest expense (via the effective interest method) over the life of the 2009 9.50% Notes in conformity with the standard.

In connection with the $235.7 million of Old Holdco Notes and $7.9 million of Holdco Loans tendered in the exchange, we issued approximately $130.6 million of face value of 2009 9.50% Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding 2009 9.50% Notes issued) to our indirect parent, Rexnord Holdings.

After and including the April 2009 exchange offer, we had issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bear interest at a rate of 9.50% per annum and which will mature on August 1, 2014. This amount includes $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the 2009 9.50% Notes and our 2006 9.50% Notes are substantially similar with the exception of interest payment dates. Interest on the $795.0 million of the 2006 9.50% Notes is payable on February 1 and August 1, while interest on the $196.3 million of 2009 9.50% Notes is payable on May 1 and November 1.

As of March 31, 2010, a total of $79.0 million in aggregate principal amount of 8.875% Notes remained outstanding. These notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016.

We have issued $300.0 million in aggregate principal amount of 11.75% senior subordinated notes due 2016. Those notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The senior notes and senior subordinated notes are unsecured obligations of ours. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit us to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow us to incur additional debt as long as it can satisfy the coverage ratio of the indenture after giving effect thereto on a pro forma basis.

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

In addition, the indentures provide that, prior to August 1, 2011 (or in the case of the 2006 9.50% Notes, prior to August 1, 2010), the notes may be redeemed at our option in whole at any time or in part from time to time, upon not less than 30 and not more than 60 days’ prior notice, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium as set forth in the in the applicable indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the applicable redemption date.

Further, on or after August 1, 2011 (or in the case of the 2006 9.50% Notes, on or after August 1, 2010), the indentures permit optional redemption of the notes, in whole or in part upon not less than 30 and not more than 60 days’ prior notice, at the redemption prices stated in the indentures.

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

At March 31, 2010 and March 31, 2009, various wholly-owned subsidiaries had additional debt of $7.2 million and $9.8 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

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

At March 31, 2010 our available borrowing capacity under the AR Securitization Program was $88.8 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of March 31, 2010, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

At March 31, 2009, $30.0 million was outstanding under the Program and was classified as long-term debt in the consolidated balance sheets.

Subsequent Event – Cash Tender Offers and $1,145 Million Bond Offering

On May 5, 2010, we finalized the results of the cash tender offers and consent solicitations we launched on April 7, 2010 with respect to any and all of our outstanding 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes. Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remain outstanding.

In connection with the above tender offers and consent solicitations, on April 20, 2010, we entered into supplemental indentures by and among the Company, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, pursuant to which the 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes were issued (as amended and supplemented, the “Supplemental Indentures”). The Supplemental Indentures amend the terms governing the respective notes to, among other things, eliminate substantially all of the material restrictive covenants, eliminate or modify certain events of default and eliminate or modify related provisions in the respective indentures governing the notes.

On April 28, 2010, we issued a $1,145.0 million aggregate principal amount of 8.50% Notes in a private offering. The proceeds from the offering were used to fund (including transaction costs) our cash tender offers discussed above. The 8.50% Notes will mature on May 1, 2018, pursuant to an indenture, dated as of April 28, 2010 (the “2010 Indenture”), by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee. We will pay interest on the 8.50% Notes at 8.50% per annum, semiannually on May 1 and November 1 of each year, commencing on November 1, 2010. We have the right to redeem the 8.50% Notes, in whole or part, at any time prior to May 1, 2014, at a price equal to 100% of the principal amount of the 8.50% Notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium.” We have the right to redeem the 8.50% Notes, in whole or in part, on or after May 1, 2014, at the redemption prices set forth in the 2010 Indenture. At any time (which may be more than once) on or prior to May 1, 2013, we have the right to redeem up to 35% of the principal amount of the 8.50% Notes at a redemption price equal to 108.50% of the face amount thereof with the net proceeds of one or more equity offerings so long as at least 65% of the aggregate principal amount of the 8.50% Notes issued remains outstanding.

The 2010 Indenture contains customary covenants, including among others covenants limiting: the incurrence or guarantee of additional indebtedness, dividends and other restricted payments, investments, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. In addition, it also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and other monetary obligations on all the then outstanding 8.50% Notes to be due and payable immediately.

The Company will account for the $1,145.0 million issuance of the 8.50% Notes in accordance with ASC 470-50. Pursuant to this guidance, the transaction will be accounted for as an extinguishment of debt. In connection with the $1,145.0 million offering, we incurred an increase in long-term debt of approximately $89.9 million. Upon finalizing the accounting for this transaction, we expect to recognize a $100.8 million loss on the debt extinguishment in our first quarter ending July 3, 2010, which will be measured based upon the bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, we expect to capitalize approximately $14.6 million of third party transaction costs, which will be amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses expected to be recorded along with their corresponding pre-tax financial statement impact (in millions):

	Preliminary Assessment of Financial Statement Impact
	Balance Sheet - Debit (Credit)
	Deferred Financing Costs (1)	Original Issue Discount (2)	Statement of Operations Expense (3)	Total
Cash transaction costs:
Third party transaction costs	$14.6	$—	$—	$14.6
Bond tender premiums (paid to lenders)	—	—	63.5	63.5

Total expected cash transaction costs	14.6	—	63.5	$78.1

Non-cash write-off of unamortized amounts:
Deferred financing costs	(25.4)	—	25.4
Net original issue discount	—	(11.9)	11.9

Net financial statement impact	$(10.8)	$(11.9)	$100.8

(1)	Recorded as a component of other assets within the consolidated balance sheet.
(2)	Recorded as a reduction in the face value of long-term debt within the consolidated balance sheet.
(3)	Recorded as a component of other non-operating expense within the consolidated statement of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet or non-consolidated special-purpose entities.

Cash Flows

Net cash provided by operating activities in fiscal 2010 was $157.0 million compared to $156.1 million in fiscal 2009. Fiscal 2010 cash provided by operating activities includes an incremental $6.0 million of transaction costs associated with our April 2009 debt exchange offer and $16.5 million of restructuring payments (compared to $5.7 million cash restructuring payments during fiscal 2009). Excluding the incremental transaction and restructuring payments, cash flow from operations improved by $17.7 million. Decreases in trade working capital (accounts receivable, inventories and accounts payable) contributed a $62.3 million source of cash year-over-year. The remaining decline in operating cash flow is due to the volume impact on $372.0 million of lower net sales, partially offset by the cash savings generated from our restructuring initiatives year-over-year.

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

Cash used for investing activities was $22.0 million during fiscal 2010 compared to $54.5 million during fiscal 2009. The year-over-year decrease in cash used for investing activities is primarily due to lower capital expenditures as we aligned our capital expenditures with current sales volume as well as the prior year acquisition of Fontaine.

Cash used for investing activities was $54.5 million in fiscal 2009 compared to $121.6 million in fiscal 2008, which includes $67.1 million related to the acquisition of GA ($73.7 million acquisition costs less proceeds of $6.6 million related to the disposition of acquired short term investments). Fiscal 2009 investing activities include the acquisition of Fontaine on February 27, 2009 for $16.6 million, which was partially offset by $0.9 million of proceeds related to the termination of life insurance policies acquired in connection with the acquisition of GA. Excluding acquisition costs and the related disposition proceeds on short term investments and life insurance policies, cash flows from investing activities decreased $15.7 million in fiscal 2009 versus fiscal 2008, due to a reduction in capital expenditures, which is largely attributable to an $11.2 million reduction in capital expenditures year-over-year related to the rebuild of our Canal Street facility in fiscal 2008.

Cash used for financing activities was $153.3 million during fiscal 2010 compared to a source of $39.5 million during fiscal 2009. The cash used for financing activities during fiscal 2010 consisted of: financing fee payments of $4.9 million associated with our April 2009 debt exchange offer, a $30.0 million dividend payment made to our indirect parent, Rexnord Holdings (to retire a portion of its outstanding PIK Toggle Senior Indebtedness due 2013), $116.1 million of long-term debt repayments (comprised of $82.7 million on our revolving credit facility, $30.0 million on our accounts receivable facility, $2.0 million of mandatory repayments on our term loans and $1.4 million on all other debt) and repayments of $2.8 million on miscellaneous short-term debt.

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

Tabular Disclosure of Contractual Obligations

See schedule below for a listing of our contractual obligations by period:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan B facilities	763.5	$2.0	$4.0	$757.5	$—
10.125% Senior subordinated notes due 2012	0.3	—	0.3	—	—
9.5% Senior notes due 2014 (1)	0.9	—	—	0.9	—
8.875% Senior notes due 2016 (1)	2.0	—	—	—	2.0
11.75% Senior subordinated notes due 2016	300.0	—	—	—	300.0
8.5% Senior notes due 2018 (1)	1,145.0	—	—	—	1,145.0
Other long-term debt	7.2	3.6	1.8	1.0	0.8
Interest on long-term debt obligations (2)	949.1	154.0	307.2	272.9	215.0
Purchase commitments	156.0	142.8	9.1	3.4	0.7
Operating lease obligations	54.4	14.6	20.1	10.1	9.6
Pension and post retirement plans (3)	276.0	47.4	104.4	124.2	na

Totals	$3,654.4	$364.4	$446.9	$1,170.0	$1,673.1

(1)	Reflects Company obligations based on the actual results of the debt tender offer completed during April 2010.

(2)	Based on long-term debt obligations reflective of the actual results of the debt tender offer completed during April 2010.
(3)	Represents expected pension and post retirement contributions and benefit payments to be paid directly by the Company. Contributions and benefit payments beyond fiscal 2015 can not be reasonably estimated.

Our pension and postretirement benefit plans are discussed in detail in Part II Item 8, Note 16 Retirement Benefits of the consolidated financial statements. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees upon retirement. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other postretirement benefits for employees at certain foreign locations. See “Risk Factors—Our future required cash contributions to our pension plans may increase and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal period. The U.S. Dollar strengthened during fiscal 2010 relative to many foreign currencies. As of March 31, 2010, stockholders’ equity decreased by $14.7 million as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of March 31, 2010, the result would have decreased stockholders’ equity by an additional $12.8 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At March 31, 2010, we had outstanding forward foreign currency contracts that exchange Canadian dollars (“CAD”) for USD as well as USD for CAD which were entered into to hedge firm and anticipated monthly cash flows through fiscal 2010. The forward contracts currently in place expire between April and June of calendar 2010 and have notional amounts of $1.6 million CAD ($1.5 million USD) and contract rates ranging from $1CAD:$0.9419 USD to $1CAD:$0.9421 USD. These contracts are not designated as effective cash flow hedges for ASC 815 accounting purposes and as such, the outstanding contracts are marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.2 million decrease in the fair value of foreign exchange forward contracts as of March 31, 2010.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2010, our outstanding borrowings under the senior secured term loan credit facility were $763.5 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $193.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.25% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at March 31, 2010 was 3.64%. We have entered into three interest rate swaps, which became effective beginning October 20, 2009 and mature on July 20, 2012, to hedge the variability in future cash flows associated with our variable-rate term loans. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.

Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the interest rate swap , a 100 basis point increase in the March 31, 2010 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.9 million on an annual basis.

Recent Accounting Pronouncements

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), the authoritative guidance for U.S. generally accepted accounting principles (“GAAP”). The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during the quarter ended September 26, 2009. The adoption of the Codification did not have any substantive impact on our consolidated financial statements or related footnotes.

On April 1, 2009, we adopted the guidance included in ASC 820 related to the measurement of fair value used when evaluating non-financial assets and liabilities. See additional disclosures related to the adoption of the standard within Part II Item 8, Note 13, Fair Value Measurements.

On April 1, 2009, we adopted the guidance included in ASC 805, Business Combinations (“ASC 805”), which significantly changed the accounting for and reporting of business combination transactions. The objective of this guidance is to improve the information provided in financial reports about a business combination and its effects. ASC 805 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it requires that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. ASC 805 also requires that acquisition costs generally be expensed as incurred and restructuring costs are expensed in periods after the acquisition date. The impact of the adoption of ASC 805 on our financial statements will largely be dependent on the size and nature of the business combinations completed subsequent to adoption. Currently, we have not made any business acquisitions subsequent to the adoption of this standard. We estimate that approximately $61.5 million and $23.2 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods, would impact income tax expense instead of goodwill.

On April 1, 2009, we adopted the guidance included in ASC 855, Subsequent Events (“ASC 855”), which requires companies, if applicable, to disclose any subsequent events either as recognized subsequent events or non-recognized subsequent events. ASC 855 also modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued. The guidance issued did not result in significant changes in the practice of subsequent event disclosure, and therefore, the adoption did not have an impact on our financial statements.

In December 2008, the FASB issued guidance included in ASC 715, Compensation – Retirement Benefits (“ASC 715”), which requires additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan. This standard requires disclosure of the fair value of the plan assets by each major asset category, disclosure of the level within the fair value hierarchy in which each major category of plan assets falls using the guidance in ASC 820 and a reconciliation of beginning and ending balances of plan asset fair values that are derived using significant unobservable inputs. The guidance is effective for fiscal years ending after December 15, 2009. See additional disclosures related to the adoption of the standard within Part II Item 8, Note 16, Retirement Benefits.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements included in this Form 10-K include the accounts of RBS Global, Inc. and subsidiaries (collectively, “the Company”).

Index to Financial Statements

RBS Global, Inc. and Subsidiaries

Consolidated Financial Statements

For the years ended March 31, 2010, 2009, and 2008

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RBS Global, Inc.

We have audited the accompanying consolidated balance sheets of RBS Global, Inc. and subsidiaries (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the financial statements, the Company changed its methods of accounting for pension and other postretirement benefit plans during the year ended March 31, 2008 and as of April 1, 2008.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

May 25, 2010

RBS Global, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Millions, except share amounts)

	March 31, 2010	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$263.2	$277.5
Receivables, net	234.1	258.8
Inventories, net	273.8	327.1
Other current assets	29.4	29.0

Total current assets	800.5	892.4

Property, plant and equipment, net	376.2	413.5
Intangible assets, net	688.5	736.4
Goodwill	1,012.2	1,010.9
Insurance for asbestos claims	86.0	90.0
Other assets	51.8	61.6

Total assets	$3,015.2	$3,204.8

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$5.3	$8.1
Trade payables	135.3	134.6
Income taxes payable	0.4	3.7
Deferred income taxes	2.1	10.8
Compensation and benefits	58.7	62.1
Current portion of pension obligations	2.7	2.6
Current portion of postretirement benefit obligations	3.4	2.2
Interest payable	30.2	24.3
Other current liabilities	77.8	95.2

Total current liabilities	315.9	343.6

Long-term debt	2,123.9	2,132.4
Pension obligations	106.8	134.5
Postretirement benefit obligations	30.7	24.8
Deferred income taxes	249.9	263.6
Reserve for asbestos claims	86.0	90.0
Other liabilities	47.8	58.5

Total liabilities	2,961.0	3,047.4

Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid-in capital	533.6	662.6
Retained deficit	(379.8)	(374.2)
Accumulated other comprehensive loss	(99.7)	(131.1)

Total stockholders’ equity	54.2	157.4

Total liabilities and stockholders’ equity	$3,015.2	$3,204.8

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Millions)

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Net sales	$1,510.0	$1,882.0	$1,853.5
Cost of sales	998.0	1,277.0	1,250.4

Gross profit	512.0	605.0	603.1
Selling, general and administrative expenses	299.0	316.6	312.2
Loss on divestiture	—	—	11.2
(Gain) on Canal Street facility accident, net	—	—	(29.2)
Intangible impairment charges	—	422.0	—
Restructuring and other similar costs	6.8	24.5	—
Amortization of intangible assets	49.7	48.9	49.9

Income (loss) from operations	156.5	(207.0)	259.0
Non-operating expense:
Interest expense, net	(183.7)	(178.4)	(191.8)
Other expense, net	(16.4)	(0.9)	(5.3)

(Loss) income before income taxes	(43.6)	(386.3)	61.9
(Benefit) provision for income taxes	(38.0)	8.0	21.0

Net (loss) income	$(5.6)	$(394.3)	$40.9

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Millions)

	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2007	$0.1	$693.3	$2.9	$3.3	$699.6
Comprehensive income (loss):
Net income	—	—	40.9	—	40.9
Foreign currency translation adjustments	—	—	—	14.2	14.2
Unrealized loss on interest rate derivatives, net of $3.4 income tax benefit	—	—	—	(5.2)	(5.2)
Additional minimum pension liability, net of $0.2 income tax benefit	—	—	—	(0.4)	(0.4)

Total comprehensive income					49.5
Stock-based compensation expense	—	7.4	—	—	7.4
Adjustment to adopt ASC 715, net of $8.2 income tax benefit	—	—	—	(11.9)	(11.9)

Balance at March 31, 2008	0.1	700.7	43.8	—	744.6

Comprehensive income (loss):
Net loss	—	—	(394.3)	—	(394.3)
Foreign currency translation adjustments	—	—	—	(26.7)	(26.7)
Unrealized gain on interest rate derivatives, net of $1.5 income tax expense	—	—	—	2.4	2.4
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains (losses), net of $0.3 income tax benefit	—	—	—	(0.4)	(0.4)
Change in pension and other postretirement defined benefit plans, net of $64.4 income tax benefit	—	—	—	(106.4)	(106.4)

Total comprehensive loss					(525.4)
Stock-based compensation expense	—	6.9	—	—	6.9
Dividend payment to parent company	—	(45.0)	(25.0)	—	(70.0)
Impact of the adoption of the measurement date provisions of ASC 715, net of $0.8 income tax expense	—	—	1.3	—	1.3

Balance at March 31, 2009	0.1	662.6	(374.2)	(131.1)	157.4

Comprehensive income (loss):
Net loss	—	—	(5.6)	—	(5.6)
Foreign currency translation adjustments	—	—	—	14.7	14.7
Unrealized loss on interest rate derivatives, net of $0.3 income tax benefit	—	—	—	(0.5)	(0.5)
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains (losses), net of $4.0 income tax expense	—	—	—	6.9	6.9
Change in pension and other postretirement defined benefit plans, net of $7.0 income tax expense	—	—	—	10.3	10.3

Total comprehensive income					25.8
Stock-based compensation expense	—	5.5	—	—	5.5
Dividend payment to parent company	—	(30.0)	—	—	(30.0)
Deemed distribution to parent company	—	(104.5)	—	—	(104.5)

Balance at March 31, 2010	$0.1	$533.6	$(379.8)	$(99.7)	$54.2

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Operating activities
Net (loss) income	$(5.6)	$(394.3)	$40.9
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	59.6	60.7	54.2
Amortization of intangible assets	49.7	48.9	49.9
Intangible impairment charges (see Note 9)	—	422.0	—
Accretion of bond premium	(1.1)	(1.1)	(0.9)
Amortization of bond discount	2.4	—	—
Amortization of deferred financing costs	11.1	10.2	10.3
Deferred income taxes	(32.1)	(4.4)	(14.2)
Loss on dispositions of property, plant and equipment	2.5	0.8	0.3
Equity in (earnings) loss of unconsolidated affiliates	(0.5)	0.5	(1.1)
Non-cash restructuring charges (see Note 5)	0.4	5.8	—
Non-cash loss on divestiture (see Note 3)	—	—	8.7
Other non-cash (credits) charges	(0.2)	1.0	(2.2)
Stock-based compensation expense	5.5	6.9	7.4
Changes in operating assets and liabilities:
Receivables	29.8	28.2	(12.1)
Inventories	57.7	38.4	37.1
Other assets	5.0	(9.3)	3.3
Accounts payable	(0.5)	(41.9)	16.2
Accruals and other	(26.7)	(16.3)	35.0

Cash provided by operating activities	157.0	156.1	232.8
Investing activities
Expenditures for property, plant and equipment	(22.0)	(39.1)	(54.9)
Proceeds from the surrender of life insurance policies	—	0.9	—
Proceeds from dispositions of property, plant and equipment	—	0.3	0.4
Proceeds from sale of short-term investments	—	—	6.6
Acquisitions, net of cash acquired (see Note 3)	—	(16.6)	(73.7)

Cash used for investing activities	(22.0)	(54.5)	(121.6)
Financing activities
Proceeds from issuance of long-term debt	0.5	—	—
Proceeds from borrowings on revolving credit facility	—	82.7	—
Proceeds from borrowings on accounts receivable securitization facility	—	30.0	—
Repayments of long-term debt	(116.1)	(3.2)	(27.4)
Repayments of short-term debt	(2.8)	—	—
Dividend payment to parent company	(30.0)	(70.0)	—
Payment of financing fees	(4.9)	—	(0.6)

Cash (used for) provided by financing activities	(153.3)	39.5	(28.0)
Effect of exchange rate changes on cash and cash equivalents	4.0	(5.5)	2.6

(Decrease) increase in cash and cash equivalents	(14.3)	135.6	85.8
Cash and cash equivalents at beginning of period	277.5	141.9	56.1

Cash and cash equivalents at end of period	$263.2	$277.5	$141.9

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2010

1. Basis of Presentation and Description of Business

The accompanying consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the “Company”). These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The Company

The Company is a leading, global multi-platform industrial company strategically positioned within the markets and industries it serves. Currently, the business is comprised of two strategic platforms: (i) Process and Motion Control and (ii) Water Management. Prior to the filing of this annual report the Process and Motion Control platform was formerly known as “Power Transmission”. The Company changed the name of the Power Transmission platform to Process and Motion Control as it more accurately depicts the capacity in which its products under this platform are utilized within the industries and markets served. There has been no change to the Company’s reportable segments. The Process and Motion Control platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components, and industrial chain and conveying equipment serving the industrial and aerospace markets. The Water Management platform is a leading supplier of professional grade specification drainage, PEX piping, commercial brass and water and wastewater treatment and control products, serving the infrastructure, commercial and residential markets.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2010 presentation.

Revenue Recognition

Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2010, 2009 and 2008 was less than 1.2% of net sales. Other than a standard product warranty, there are no post-shipment obligations.

The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.

Share Based Payments

The Company accounts for share based payments in accordance with ASC 718 Accounting for Stock Compensation (ASC 718). ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s stock option plans in Note 15.

Receivables

Receivables are stated net of allowances for doubtful accounts of $9.6 million at March 31, 2010 and $9.1 million at March 31, 2009. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 75% of the Company’s total inventories as of March 31, 2010 and 2009 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangible Assets

Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network), patents and non-compete intangibles. The customer relationships, patents and non-compete intangibles are being amortized using the straight-line method over their estimated useful lives of 3 to 15 years, 2 to 20 years and 2 to 5 years, respectively. Goodwill, trademarks and tradenames have indefinite lives and are not amortized but are tested annually for impairment using a discounted cash flow and market value approach analysis.

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

Deferred Financing Costs

Other assets at March 31, 2010 and March 31, 2009, include deferred financing costs of $46.1 million and $52.1 million, respectively, net of accumulated amortization of $36.7 million and $25.6 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt.

Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Balance at beginning of period	$7.2	$6.8	$4.2
Acquired obligations	0.1	—	0.1
Charged to operations	8.1	7.3	5.1
Claims settled	(4.7)	(6.9)	(2.6)

Balance at end of period	$10.7	$7.2	$6.8

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred income taxes are provided for future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other applicable carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be actually paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of continuing operations in the period that includes the date of enactment.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there is inherent uncertainty in quantifying the ultimate tax outcome of all of the numerous transactions and required calculations relating to the Company’s tax positions. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to uncertain tax positions for income tax reporting purposes and financial reporting purposes. The Company has established a reserve for interest and penalties, as applicable, for uncertain tax positions and it is recorded as a component of the overall income tax provision.

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

See Note 17 for more information on income taxes.

Accumulated Other Comprehensive Income (Loss)

At March 31, 2010, accumulated other comprehensive loss consisted of $6.4 million of foreign currency translation gains, $(4.0) million of unrealized losses on derivative contracts, net of tax and $(102.1) million of unrecognized actuarial losses and unrecognized prior services costs, net of tax. At March 31, 2009, accumulated other comprehensive loss consisted of $(8.3) million of foreign currency translation losses, $(3.5) million of unrealized losses on derivative contracts, net of tax and $(119.3) million of unrecognized actuarial losses and unrecognized prior services costs, net of tax.

Derivative Financial Instruments

The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward contracts and interest rate swap and collar contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes.

The Company accounts for derivative instruments based on ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). ASC 815 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See more information as it relates to the adoption of ASC 820 and applying fair value to derivative instruments at Note 13. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. If the derivative instrument is designated and qualifies as an effective hedging instrument under ASC 815, the changes in the fair value of the effective portion of the instrument are recognized in accumulated other comprehensive income (loss) whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating income/(expense). See Note 12 for further information regarding the classification and accounting for the Company’s derivative financial instruments.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and losses are included in other non-operating income (expense) in the consolidated statements of operations and totaled $(4.3) million, $2.4 million and $(5.1) million for the years ended March 31, 2010, 2009 and 2008, respectively.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $6.8 million, $10.4 million, and $9.9 million for the years ended March 31, 2010, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $10.8 million, $8.4 million, and $8.5 million for the years ended March 31, 2010, 2009 and 2008, respectively.

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

Financial Instrument Counterparties

The Company is exposed to credit losses in the event of non-performance by counterparties to its financial instruments. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments, foreign currency contracts and its interest rate swap/collar agreements with various high-quality financial institutions. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit-worthiness of each of its counterparties.

Significant Customers

The Company’s largest customer accounted for 7.1%, 7.7%, and 8.1% of consolidated net sales for the years ended March 31, 2010, 2009 and 2008, respectively. Receivables related to this industrial distributor at March 31, 2010 and 2009 were $10.8 million.

Recent Accounting Pronouncements

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), the authoritative guidance for U.S. generally accepted accounting principles (“GAAP”). The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the quarter ended September 26, 2009. The adoption of the Codification did not have any substantive impact on the consolidated financial statements or related footnotes.

On April 1, 2009, the Company adopted the guidance included in ASC 820 related to the measurement of fair value used when evaluating non-financial assets and liabilities. See additional disclosures related to the adoption of the standard within Note 13.

On April 1, 2009, the Company adopted the guidance included in ASC 805, Business Combinations (“ASC 805”), which significantly changed the accounting for and reporting of business combination transactions. The objective of this guidance is to improve the information provided in financial reports about a business combination and its effects. ASC 805 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it requires that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. ASC 805 also requires that acquisition costs generally be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The impact of the adoption of ASC 805 on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed subsequent to adoption. Currently, the Company has not made any business acquisitions subsequent to the adoption of this standard. The Company estimates that approximately $61.5 million and $23.2 million of recorded valuation allowance and unrecognized tax benefits, respectively, which are associated with prior acquisitions, if recognized in future periods, would impact income tax expense instead of goodwill.

On April 1, 2009, the Company adopted the guidance included in ASC 855, Subsequent Events (“ASC 855”), which requires companies, if applicable, to disclose any subsequent events either as recognized subsequent events or non-recognized subsequent events. ASC 855 also modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued. The guidance issued did not result in significant changes in the practice of subsequent event disclosure, and therefore, the adoption did not have an impact on the Company’s financial statements.

In December 2008, the FASB issued guidance included in ASC 715, Compensation – Retirement Benefits (“ASC 715”), which requires additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan. This standard requires disclosure of the fair value of the plan assets by each major asset category, disclosure of the level within the fair value hierarchy in which each major category of plan assets falls using the guidance in ASC 820 and a reconciliation of beginning and ending balances of plan asset fair values that are derived using significant unobservable inputs. The guidance is effective for fiscal years ending after December 15, 2009. See additional disclosures related to the adoption of the standard within Note 16.

3. Acquisitions and Divestiture

The Fontaine Acquisition

On February 27, 2009, the Company acquired the stock of Fontaine-Alliance Inc. and affiliates (“Fontaine”) for a total purchase price of $24.2 million ($30.3 million Canadian dollars (“CAD”)), net of $0.6 million ($0.7 million CAD) of cash acquired. Of the total purchase price of $24.2 million, the Company paid $16.6 million in cash and assumed $7.6 million of debt. The purchase price was financed through borrowings on the Company’s accounts receivable securitization facility. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. In accordance with the applicable authoritative guidance at the date of this transaction, the Company subsequently adjusted its goodwill and customer relationships as well as pre-acquisition tax positions and certain miscellaneous balances related to this transaction as follows (in millions):

Fontaine:	Initial Purchase Accounting	Adjustments	Final Purchase Accounting
Cash	$0.6	$—	$0.6
Receivables	8.6	(0.2)	8.4
Inventories	6.3	(0.5)	5.8
Other current assets	0.6	—	0.6
Property, plant and equipment	5.3	—	5.3
Intangible assets	4.1	0.6	4.7
Goodwill	5.3	0.2	5.5

Total assets acquired	30.8	0.1	30.9
Accounts payable	(2.3)	—	(2.3)
Accrued liabilities	(1.4)	(0.2)	(1.6)
Deferred taxes	(2.3)	0.1	(2.2)
Debt	(7.6)	—	(7.6)

Net assets acquired	$17.2	$—	$17.2

The $4.7 million of acquired intangible assets consists of $3.8 million of trademarks, $0.8 million of customer relationships and $0.1 of non-compete intangibles. The acquired customer relationships and non-compete intangibles are being amortized over their estimated useful lives of 3 years and 2 years, respectively. The acquired trademarks have an indefinite life and are not being amortized but are tested annually for impairment. Goodwill is not deductible for income tax purposes. The Company’s results of operations include Fontaine subsequent to February 28, 2009.

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

The Company finalized its accounting for this event during the year ended March 31, 2008. As a result, there was no activity related to the Canal Street facility accident during the years ended March 31, 2010 and 2009. For the year ended March 31, 2008, the Company recorded the following (gains)/losses related to this incident (in millions):

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

For the period from December 6, 2006 (the date of loss) through March 31, 2008 (the date on which the Company settled its property and business interruption claims with its insurance carrier), the Company has recorded recoveries from its insurance carrier totaling $71.4 million, of which $50.4 million has been allocated to recoveries attributable to property loss and $21.0 million of which has been allocated to recoveries attributable to business interruption loss. Of these recoveries, $34.4 million was recorded during the year ended March 31, 2008 ($23.4 million allocated to property and $11.0 million allocated to business interruption). On December 5, 2007, the Company finalized its property and business interruption claims with its property insurance carrier. Beyond the settlement reached on December 5, 2007, no additional insurance proceeds related to such property and business interruption coverage are expected in future periods. As of March 31, 2008, the Company had accrued for all costs related to the Canal Street facility accident that were probable and could be reasonably estimated. The Company did not incur any losses during the years ended March 31, 2010 and 2009 and does not expect to incur significant losses in future periods. As of March 31, 2010, the Company and its casualty insurance carrier continue to manage ongoing general liability and workers compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred.

5. Restructuring and Other Similar Costs

Beginning with the quarter ended September 28, 2008, the Company executed certain restructuring actions to reduce operating costs and improve profitability. The restructuring actions primarily resulted in workforce reductions, inventory impairments, and lease termination and other facility rationalization costs. During the year ended March 31, 2010, the restructuring costs incurred amounted to $6.8 million as the Company substantially completed these restructuring actions.

The following table summarizes the restructuring costs incurred during the years ended March 31, 2010 and 2009 and the total restructuring costs incurred since such actions began (i.e., the period from September 28, 2008 to March 31, 2010) by reportable segment (in millions):

	Year Ended March 31, 2010
	Process and Motion Control	Water Management	Corporate	Consolidated
Severance costs	$3.7	$0.5	$—	$4.2
Fixed asset impairments	—	—	—	—
Inventory impairments	0.4	—	—	0.4
Lease termination and other costs	2.2	—	—	2.2

Total restructuring and other similar costs	$6.3	$0.5	$—	$6.8

	Year Ended March 31, 2009
	Process and Motion Control	Water Management	Corporate	Consolidated
Severance costs	$16.0	$2.0	$0.2	$18.2
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	—	2.5	—	2.5
Lease termination and other costs	0.5	0.1	—	0.6

Total restructuring and other similar costs	$16.5	$7.8	$0.2	$24.5

	Restructuring Costs To-date (Period from September 28, 2008 to March 31, 2010)
	Process and Motion Control	Water Management	Corporate	Consolidated
Severance costs	$19.7	$2.5	$0.2	$22.4
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	0.4	2.5	—	2.9
Lease termination and other costs	2.7	0.1	—	2.8

Total restructuring and other similar costs	$22.8	$8.3	$0.2	$31.3

The following table summarizes the activity in the Company’s restructuring reserve for the fiscal years ended March 31, 2010 and 2009 (in millions):

	Severance Costs	Fixed Asset Impairments	Lease Termination and Other Costs	Inventory Impairments	Total
Restructuring reserve, March 31, 2008	$—	$—	—	—	$—
Charges	18.1	3.3	0.6	2.5	24.5
Cash payments	(5.7)	—	—	—	(5.7)
Non-cash asset impairments	—	(3.3)	—	(2.5)	(5.8)
Currency translation adjustment	0.2	—	—	—	0.2

Restructuring reserve, March 31, 2009	$12.6	$—	$0.6	$—	$13.2

Charges	4.2	—	2.2	0.4	6.8
Cash payments	(15.7)	—	(0.8)	—	(16.5)
Non-cash asset impairments	—	—	—	(0.4)	(0.4)
Currency translation adjustment	0.2	—	—	—	0.2

Restructuring reserve, March 31, 2010 (1)	$1.3	$—	$2.0	$—	$3.3

(1)	The restructuring reserve is included in other current liabilities on the consolidated balance sheets.

6. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The U.S. government has seven anti-dumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France.

The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received $0.8 million, $1.8 million, and $1.4 million, its pro rata share of the total CDSOA distribution, during the years ended March 31, 2010, 2009 and 2008, respectively, which is included in other non-operating expense, net on the consolidated statement of operations.

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

7. Inventories

The major classes of inventories are summarized as follows (in millions):

	March 31,
	2010	2009
Finished Goods	$171.7	$208.6
Work in process	51.1	54.8
Raw materials	30.9	41.8

Inventories at FIFO cost	253.7	305.2
Adjustment to state inventories at LIFO cost	20.1	21.9

	$273.8	$327.1

8. Property, Plant & Equipment

Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2010	2009
Land	$36.7	$36.3
Buildings and improvements	160.0	156.5
Machinery and equipment	303.1	299.8
Hardware and software	38.1	35.7
Construction in-progress	8.7	8.1

	546.6	536.4
Less accumulated depreciation	(170.4)	(122.9)

	$376.2	$413.5

9. Goodwill and Intangible Assets

The Company commenced its testing of indefinite lived intangible assets and goodwill during the third quarter of fiscal 2010 in accordance with ASC 350, Intangibles – Goodwill and Other. After completing its annual impairment test, the Company did not record any goodwill or indefinite lived intangible asset impairments during the year ended March 31, 2010. The estimated fair value of the Company’s reporting units was dependent on several significant assumptions, including our weighted average cost of capital (discount rate) and future earnings and cash flow projections. The fair value of the Company’s indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow), which indicated that the fair value of the Company’s indefinite lived intangible assets and reporting units exceeded their carrying value. Therefore, no impairment was present.

During the year ended March 31, 2009, the Company recorded non-cash pre-tax impairment charges associated with goodwill and identifiable intangible assets of $422.0 million, of which $319.3 million relates to goodwill impairment and $102.7 million relates to other identifiable intangible asset impairments. These charges were measured and recognized following the guidance in ASC 350 and 360, Property, Plant, and Equipment (“ASC 360”), which require that the carrying value of goodwill and identifiable intangible assets be tested for impairment annually or whenever circumstances indicate that impairment may exist. The impairment charges recorded were precipitated by the macroeconomic factors impacting the global credit markets as well as slower industry business conditions which contributed to deterioration in the Company’s projected sales, operating profits and cash flows at that time.

The Company commenced its testing of identifiable intangible assets and goodwill during the third quarter of fiscal 2009 by first testing its amortizable intangible assets (customer relationships and patents) for impairment under the provisions of ASC 360. Under ASC 360, an impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset. Upon the completion of its impairment testing surrounding amortizable intangible assets, the Company recorded a pre-tax impairment charge of $14.3 million related to its existing patents in the third quarter of fiscal 2009. The reduction in patents of $14.3 million represents approximately 35.1% of the total patent balance that existed at September 27, 2008.

The Company then tested its indefinite lived intangible assets (trademarks and tradenames) for impairment during the third quarter of fiscal 2009 in accordance with ASC 350. This test consisted of comparing the fair value of the Company’s trade names to their carrying values. As a result of this test, the Company recorded a pre-tax impairment charge of $68.9 million related to the Company’s trademarks and tradenames in the third quarter of fiscal 2009. The reduction in trademarks and tradenames of $68.9 million represents approximately 18.3% of the total trademarks and tradenames balance that existed at September 27, 2008.

Lastly, the Company tested its goodwill for impairment under the provisions of ASC 350. Under ASC 350, the goodwill impairment measurement consists of two steps. In the first step, the fair value of each reporting unit is compared to its carrying value to identify reporting units that may be impaired. The Company’s analysis of the fair value of its reporting units incorporated a discounted cash flow methodology based on future business projections. Based on this evaluation, it was determined that the fair value of the Company’s Process and Motion Control and Zurn reporting units (within the Company’s Process and Motion Control and Water Management operating segments, respectively) were less than their carrying values.

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

The changes in the net carrying amount of goodwill and identifiable intangible assets for the year ended March 31, 2010, by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process and Motion Control
Net carrying amount as of March 31, 2008	$948.5	$242.2	$223.9	$17.4	$—	$483.5
Impairment charges	(93.4)	(50.3)	—	(5.3)	—	(55.6)
Amortization	—	—	(26.9)	(1.8)	—	(28.7)
Adjustment to initial purchase price allocation (1)	(2.8)	—	—	—	—	—

Net carrying amount as of March 31, 2009	$852.3	$191.9	$197.0	$10.3	$—	$399.2

Amortization	—	(1.2)	(27.0)	(1.7)	—	(29.9)

Net carrying amount as of March 31, 2010	$852.3	$190.7	$170.0	$8.6	$—	$369.3

Water Management
Net carrying amount as of March 31, 2008	$383.2	$135.0	$239.6	$25.8	$—	$400.4
Impairment charges	(225.9)	(38.1)	—	(9.0)	—	(47.1)
Amortization	—	—	(17.5)	(2.7)	—	(20.2)
Fontaine acquisition (2)	5.3	3.8	0.2	—	0.1	4.1
Adjustment to initial purchase price allocation (3)	(4.2)	—	—	—	—	—
Currency translation adjustment	0.2	—	—	—	—	—

Net carrying amount as of March 31, 2009	$158.6	$100.7	$222.3	$14.1	$0.1	$337.2

Amortization	—	—	(17.8)	(2.0)	—	(19.8)
Adjustment to initial purchase price allocation (4)	0.2	—	0.6	—	—	0.6
Currency translation adjustment	1.1	0.8	0.1	0.3	—	1.2

Net carrying amount as of March 31, 2010	$159.9	$101.5	$205.2	$12.4	$0.1	$319.2

Consolidated
Net carrying amount as of March 31, 2008	$1,331.7	$377.2	$463.5	$43.2	$—	$883.9
Impairment charges	(319.3)	(88.4)	—	(14.3)	—	(102.7)
Amortization	—	—	(44.4)	(4.5)	—	(48.9)
Fontaine acquisition	5.3	3.8	0.2	—	0.1	4.1
Adjustment to initial purchase price allocation	(7.0)	—	—	—	—	—
Currency translation adjustment	0.2	—	—	—	—	—

Net carrying amount as of March 31, 2009	$1,010.9	$292.6	$419.3	$24.4	$0.1	$736.4

Amortization	—	(1.2)	(44.8)	(3.7)	—	(49.7)
Adjustment to initial purchase price allocation	0.2	—	0.6	—	—	0.6
Currency translation adjustment	1.1	0.8	0.1	0.3	—	1.2

Net carrying amount as of March 31, 2010	$1,012.2	$292.2	$375.2	$21.0	$0.1	$688.5

(1)	Represents adjustments to the Company’s initial purchase price allocation related to the Apollo acquisition. In accordance with ASC 805, the Company subsequently adjusted its goodwill to record preacquisition income tax positions.
(2)	Represents the goodwill and intangible assets acquired in conjunction with the Fontaine acquisition. See Note 3 for the purchase price allocation related to the Fontaine acquisition.
(3)	Represents adjustments to the Company’s initial purchase price allocation related to the Zurn and GA acquisitions. In accordance with ASC 805, the Company subsequently adjusted its goodwill to principally record an income tax refund receivable as well as update uncertain tax positions and accrual balances related to these acquisitions.
(4)	Represents adjustments to the Company’s initial purchase price allocation related to the Fontaine Acquisition.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2010 and March 31, 2009 are as follows (in millions):

		March 31, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(15.3)	$21.0
Customer relationships (including distribution network)	12 Years	529.5	(154.3)	375.2
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.2	—	292.2

		$858.1	$(169.6)	$688.5

		March 31, 2009
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.1	$(11.7)	$24.4
Customer relationships (including distribution network)	12 Years	528.8	(109.5)	419.3
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.6	—	292.6

		$857.6	$(121.2)	$736.4

Intangible asset amortization expense totaled $49.7 million, $48.9 million, and $49.9 million for the years ended March 31, 2010, 2009 and 2008, respectively. Included in the amortization expense for fiscal year 2010 is $1.2 million related to the write-off of a tradename that will be discontinued during fiscal 2011.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $48.3 million in fiscal year 2011, $47.8 million in fiscal year 2012, $47.1 million in fiscal year 2013, $47.1 million in fiscal year 2014 and $47.0 million in the fiscal year 2015.

10. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,
	2010	2009
Taxes, other than income taxes	$4.6	$4.8
Sales rebates	12.0	15.1
Restructuring obligations (1)	3.3	14.1
Customer advances	12.4	23.3
Product warranty (2)	10.7	7.2
Commissions	6.6	6.5
Risk management reserves (3)	8.6	4.0
Derivative liability (4)	—	5.7
Other	19.6	14.5

	$77.8	$95.2

(1)	See more information related to the restructuring obligations balance within Note 5.
(2)	See more information related to the product warranty obligations balance within Note 2.
(3)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.
(4)	See more information related to the derivative instruments within Note 12.

11. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	March 31,
	2010	2009
Term loans	$763.5	$765.5
Borrowings under revolving credit facility	—	82.7
Borrowings under accounts receivable securitization facility	—	30.0
9.50% Senior notes due 2014 (1)	979.2	802.2
8.875% Senior notes due 2016	79.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	7.2	9.8

Total	2,129.2	2,140.5
Less current portion	5.3	8.1

Long-term debt	$2,123.9	$2,132.4

(1)	Includes a net unamortized bond issue discount of $12.1 million at March 31, 2010 and unamortized bond premium of $7.2 million at March 31, 2009.

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

As of March 31, 2010, the Company’s outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $193.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at March 31, 2010 was 3.64%.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $31.4 million and $30.3 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2010 and March 31, 2009, respectively. There were no outstanding borrowings at March 31, 2010. Outstanding borrowings under the revolving credit facility were $82.7 million as of March 31, 2009.

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

As of March 31, 2010, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $6.5 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. During the fiscal year ended March 31, 2010, the Company made four quarterly principal payments of $0.5 million at the end of each calendar quarter. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including the 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of March 31, 2010, the senior secured bank leverage ratio was 1.84 to 1.00.

The debt information contained herein represents the Company’s balance sheet position as of March 31, 2010. However, subsequent to such date, the Company finalized the results of cash tender offers and consent solicitations with respect to any and all of the outstanding: (i) 9.50% Senior Unsecured Notes due 2014 (the “2006 9.50% Notes”), (ii) 9.50% Senior Unsecured Notes due 2014 (the “2009 9.50% Notes”) and (iii) 8.875% Senior Unsecured Notes due 2016 (the “8.875% Notes”). Upon completion of the tender offers, 99.7% of holders had tendered their notes and consented to the proposed amendments. At closing: (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remain outstanding. Further, in connection with the tender offers, the Company issued $1,145.0 million in aggregate principal amount of 8.50% Senior Notes due 2018 (“8.50% Notes”), which mature on May 1, 2018, pursuant to an indenture, dated as of April 28, 2010. For further information regarding the financial statement impact of this transaction, see Note 23 Subsequent Events.

On April 29, 2009, the Company and its indirect parent, Rexnord Holdings, finalized a debt exchange offer to exchange (a) 2009 9.50% Notes due 2014 for any and all of the Company’s 8.875% Notes, (b) 2009 9.50% Notes for any and all of Rexnord Holdings’ PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the 8.875% Notes, the “Old Notes”), and (c) 2009 9.50% Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the credit agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as syndication agent, and the lenders from time to time party thereto.

Upon settlement of the April 2009 exchange offer, (i) approximately $71.0 million principal amount of 8.875% Notes had been validly tendered and not withdrawn for exchange for 2009 9.50% Notes, (ii) approximately $235.7 million principal amount of Old Holdco Notes had been validly tendered and not withdrawn for exchange for 2009 9.50% Notes, and (iii) approximately $7.9 million principal amount of Holdco Loans had been validly surrendered and not withdrawn for exchange for 2009 9.50% Notes. Based on the principal amount of Old Notes and Holdco Loans validly tendered and accepted, approximately $196.3 million of aggregate principal of the 2009 9.50% Notes was issued in exchange for such Old Notes and Holdco Loans (excluding a net original issue discount of $20.6 million). In addition, the Company also incurred $11.1 million of transaction costs ($0.2 million of these transaction costs were issued in the form of 2009 9.50% Notes) to complete the exchange offer, of which $5.1 million was capitalized as deferred financing costs.

The Company accounted for the April 2009 debt exchange transaction pursuant to ASC 470-50 Debt Modifications and Extinguishments (“ASC 470-50”). Pursuant to this guidance, the exchange of the Company’s 8.875% Notes did not constitute a significant modification of debt (that is, the change in the present value of expected cash flows under the terms of the modified debt as compared to the present value of expected cash flows under the original debt was less than 10%). Therefore, the carrying value of the $71.0 million in 8.875% Notes tendered was carried-forward as the net carrying value of the New Senior Notes, inclusive of a $5.5 million original issue premium. The premium is a result of the difference between the $71.0 million carrying value of the 8.875% notes and the $65.5 million of corresponding face value of the 2009 9.50% Notes issued with respect to this component of the exchange. This premium is being amortized as a reduction to interest expense (via the effective interest method) over the life of the 2009 9.50% Notes in conformity with the standard.

In connection with the $235.7 million of Old Holdco Notes and $7.9 million of Holdco Loans tendered in the exchange, the Company issued approximately $130.6 million of face value of the 2009 9.50% Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding 2009 9.50% Notes issued) to its indirect parent, Rexnord Holdings.

After and including the April 2009 exchange offer, the Company has issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bear interest at a rate of 9.50% per annum and which will mature on August 1, 2014. This amount includes $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the New Senior Notes and the Company’s 2006 9.50% Notes are substantially similar with the exception of interest payment dates. Interest on the $795.0 million of 2006 9.50% Notes is payable on February 1 and August 1, while interest on the $196.3 million of the 2009 9.50% Notes is payable on May 1 and November 1.

As of March 31, 2010, a total of $79.0 million in aggregate principal amount of 8.875% Notes remained outstanding. These notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016.

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

In addition, the indentures provide that, prior to August 1, 2011 (or in the case of the 2006 9.50% Notes, prior to August 1, 2010), the notes may be redeemed at the Company’s option in whole at any time or in part from time to time, upon not less than 30 and not more than 60 days’ prior notice, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium as set forth in the in the applicable indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the applicable redemption date.

Further, on or after August 1, 2011 (or in the case of the 2006 9.50% Notes, on or after August 1, 2010), the indentures permit optional redemption of the notes, in whole or in part upon not less than 30 and not more than 60 days’ prior notice, at the redemption prices stated in the indentures.

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

At March 31, 2010 and March 31, 2009, various wholly-owned subsidiaries had additional debt of $7.2 million and $9.8 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

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

At March 31, 2010 the Company’s available borrowing capacity under the AR Securitization Program was $88.8 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of March 31, 2010, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios. At March 31, 2009, $30.0 million was outstanding under the Program and was classified as long-term debt in the consolidated balance sheets.

Future Debt Maturities

Future maturities of debt are as follows, excluding the net unamortized bond issue discount of $12.1 million (in millions):

Year ending March 31:
2011	$5.6
2012	3.3
2013	2.8
2014	1,749.6
2015	0.2
Thereafter	379.8

$2,141.3

Cash interest paid for the years ended March 31, 2010, 2009 and 2008 was $161.8 million, $169.2 million, and $187.6 million, respectively.

12. Derivative Financial Instruments

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

Foreign Currency Forward Contracts

The Company periodically enters into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany cash flows expected to occur during the fiscal year. The forward contracts currently in place expire between April and June of calendar 2010 and the total notional amount was $1.6 million Canadian dollars (“CAD”) ($1.5 million United States dollars (“USD”)) and contract rates ranged from $1CAD:$0.9419 USD to $1CAD:$0.9421 USD. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815 and as such were marked to market through earnings.

Interest Rate Collar and Swaps

Effective October 20, 2009, the Company entered into three forward starting interest rate swaps to hedge the variability in future cash flows associated with the Company’s variable rate term loans. All three interest rate swaps mature on July 20, 2012. The three swaps convert an aggregate of $370.0 million of the Company’s variable-rate term loans to fixed interest rates ranging from 2.08% to 2.39% plus the applicable margin. The Company previously entered into an interest rate collar and an interest rate swap, effective October 20, 2006, to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provided an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converted $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap matured on October 20, 2009. All interest rate derivatives have been accounted for as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives are recorded on the Company’s consolidated balance sheet with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the balance sheets and recognized within the statements of operations related to the Company’s interest rate collar and swaps within the tables below.

The Company’s derivatives are measured at fair value in accordance with ASC 820. See Note 13 for more information as it relates to the fair value measurement of the Company’s derivative financial instruments.

The following tables indicate the location and the fair value of the Company’s derivative instruments within the consolidated balance sheet segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Fair value of derivatives designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	March 31, 2010	March 31, 2009	Balance Sheet Classification
Interest rate collar and swap	$—	$(5.7)	Other current liabilities
Interest rate swaps	(6.6)	—	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815-20:

	Asset Derivatives
	March 31, 2010	March 31, 2009	Balance Sheet Classification
Foreign currency forward contracts	$0.1	$—	Other current assets

The following table indicates the location and the amount of gains and (losses) associated with the Company’s derivative instruments, net of tax, within the consolidated balance sheet (for qualifying ASC 815-20 instruments) and recognized within the consolidated statement of operations. The information is segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Derivatives instruments designated as cash flow hedging relationships under ASC 815-20	Amount of gain or (loss) recognized in accumulated OCI on derivative		Classification of gain or (loss) reclassified from accumulated OCI into Income	Amount of gain or (loss) reclassified from accumulated OCI into Income
				Year Ended
	2010	2009		2010	2009
Interest rate contracts	$(4.0)	$(3.5)	Interest expense, net	$(9.5)	$(4.6)

Derivatives instruments not designated as cash flow hedging relationships under ASC 815-20	Location of gain or (loss) recognized in income on derivative	Amount recognized in other income (expense), net
		Year Ended
		2010	2009
Foreign exchange forward contracts	Other income (expense), net	$1.3	$2.2

The Company currently expects to reclassify the current gross balance of $6.7 million within accumulated other comprehensive loss into earnings (as interest expense) related to its interest rate derivatives throughout the period from April 1, 2010 to March 31, 2011.

13. Fair Value Measurements

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

The Company’s fair value measurements which were impacted by ASC 820 as of March 31, 2010 include:

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

The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2010 (in millions):

	Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$0.1	$—	$0.1

Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities:
Interest rate swaps	$—	$6.6	$—	$6.6

Total liabilities at fair value	$—	$6.6	$—	$6.6

	Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate collar and swap	$—	$5.7	$—	$5.7

Total liabilities at fair value	$—	$5.7	$—	$5.7

Fair Value of Non-Derivative Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2010 and March 31, 2009 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the consolidated balance sheets as of March 31, 2010 and March 31, 2009 was approximately $2,129.2 million and $2,140.5 million, respectively, whereas the fair value of long-term debt as of March 31, 2010 and March 31, 2009 was approximately $2,151.3 million and $1,689.6 million, respectively. The fair value is based on quoted market prices for the same issues.

14. Leases

The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2017. Rent expense totaled $12.2 million, $14.7 million, and $12.7 million for the years ended March 31, 2010, 2009, and 2008, respectively.

Future minimum rental payments for operating leases with initial terms in excess of one year are as follows (in millions):

Year ending March 31:
2011	$14.6
2012	12.3
2013	7.8
2014	5.9
2015	4.2
Thereafter	9.6

$54.4

15. Stock Options

ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under the prior authoritative literature, the Company adopted ASC 718 using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the Apollo Management L.P. (“Apollo”) transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of March 31, 2010, 393,413 of these rollover stock options remained outstanding.

In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). All option grants in fiscal 2010, 2009 and 2008 were granted with an exercise price of $20.00, $40.00, and $19.94 per share, respectively, which was the fair value of Rexnord Holdings’ common shares on the date of grant. Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining 50% of the options are eligible to vest based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2015. As of March 31, 2010, performance targets for the year ended March 31, 2009 and 2008 have been achieved; however, vesting for the achievement of the fiscal 2010 performance targets has yet to be approved by the Compensation Committee of Rexnord Holdings.

The fair value of each option granted under the Option Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions:

	Year ended March 31, 2010	Year ended March 31, 2009	Year ended March 31, 2008
Expected option term (in years)	7.5	7.5	7.5
Expected volatility factor	36%	28%	28%
Weighted-average risk free interest rate	3.23%	3.76%	4.64%
Expected divided rate	0.0%	0.0%	0.0%

Options granted under the Option Plan as well as the fully vested rollover options have a term of ten years. Management’s estimate of the option term for options granted under the Option Plan is 7.5 years based on the midpoint between when the options vest and when they expire. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Option Plan during fiscal 2010, 2009 and 2008 was $9.01, $16.01, and $8.46, respectively. During fiscal 2010, 2009 and 2008, the Company recorded $5.5 million, $6.9 million and $7.4 million of stock-based compensation, respectively (the related tax benefit on these amounts was $0.0 million for fiscal 2010, $2.6 million for fiscal 2009, $2.6 million for fiscal 2008).

Other information relative to stock options and the changes period over period are as follows:

	Year ended March 31, 2010			Year ended March 31, 2009		Year ended March 31, 2008
	Shares		Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	2,721,505		$17.69	2,795,887	$17.47	2,021,445	$16.30
Granted	582,593		20.00	44,900	40.00	1,281,096	19.94
Exercised	(75,323)		14.83	(1,806)	19.94	(263,927)	18.53
Canceled/Forfeited	(730,109)		17.91	(117,476)	20.86	(242,727)	19.63

Outstanding at end of period	2,498,666	(2)(3)	$18.25	2,721,505 (1)	$17.69	2,795,887 (1)	$17.47

Exercisable at end of period	1,203,373	(4)	$15.88	1,198,115	$14.17	709,910	$10.21

	Shares	Weighted Average Grant Date Fair Value
Non-vested options at March 31, 2009	1,523,391	$14.27
Granted	582,593	9.01
Vested	(414,470)	15.45
Canceled/Forfeited	(396,221)	11.41

Non-vested options at March 31, 2010	1,295,293	$12.40

As of March 31, 2010, there was $10.0 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

1)	Includes 539,242 of rollover options.
2)	Includes 393,413 of rollover options.
3)	The weighted average remaining contractual life of options outstanding at March 31, 2010 is 7.3 years.
4)	The weighted average remaining contractual life of options exercisable at March 31, 2010 is 6.6 years.

16. Retirement Benefits

The Company sponsors pension and other postretirement benefit plans for certain employees. Most of the Company’s employees are accumulating retirement income benefits through defined contribution plans. However, the Company does sponsor frozen pension plans for its salaried participants and ongoing pension benefits for certain employees represented by collective bargaining. These plans provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of frozen credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements under applicable laws and governmental regulations. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements.

On March 31, 2008, the Company adopted the recognition and disclosure provisions of ASC 715 which required the Company to recognize the funded status of its pension and post-retirement benefit plans in the March 31, 2008, consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The decrease to accumulated other comprehensive income at adoption of the recognition provisions of ASC 715 on March 31, 2008 of $11.9 million in the accompanying consolidated statement of stockholders’ equity represents net unrecognized actuarial losses and unrecognized prior service costs which were previously netted against the plan’s funded status in the Company’s consolidated balance sheet pursuant to the provisions of the prior authoritative literature. These amounts are now subsequently recognized as net periodic benefit cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income.

ASC 715 also requires companies to measure the funded status of plans as of the date of the Company’s fiscal year end, which the Company was required to adopt as of March 31, 2009. The Company previously used a December 31 measurement date for its defined benefit pension and other post-retirement plans and elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by ASC 715. Accordingly, as of April 1, 2008, the Company recognized adjustments to its opening retained earnings, net of income tax effect, and pension and other post-retirement plan assets and liabilities. The impact of the adoption was an increase in total liabilities of $1.3 million, an increase in total assets of $3.5 million, an increase in deferred tax liabilities of $0.9 million and an increase in retained earnings, net of tax, of $1.3 million.

The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Pension Benefits:
Service cost	$2.9	$4.4	$4.4
Interest cost	34.8	34.2	33.6
Expected return on plan assets	(31.3)	(49.9)	(48.4)
Amortization:
Prior service credits	0.3	0.3	0.3
Actuarial losses	12.0	—	—

Net periodic benefit cost (income)	$18.7	$(11.0)	$(10.1)

Other Postretirement Benefits:
Service cost	$0.1	$0.4	$0.5
Interest cost	2.1	2.2	3.1
Amortization:
Prior service cost	(2.0)	(1.0)	(0.1)
Actuarial losses	0.6	—	—
Curtailment gain	—	—	(3.9)

Net periodic benefit cost (income)	$0.8	$1.6	$(0.4)

The Company made contributions to its U.S. qualified pension plan trusts of $4.0 million, $2.4 million, and $4.8 million during the years ended March 31, 2010, 2009 and 2008, respectively.

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2010	Year Ended March 31, 2009
Benefit obligation at beginning of period	$(531.8)	$(617.5)	$(27.0)	$(53.1)
Service cost	(2.9)	(4.4)	(0.1)	(0.4)
Interest cost	(34.8)	(34.2)	(2.1)	(2.2)
Actuarial gains (losses)	(54.4)	78.9	(9.0)	2.4
Plan amendments	—	(0.4)	—	20.2
Benefits paid	36.7	37.8	5.1	8.6
Curtailment gain	0.7	—	—	—
Plan participant contributions	(0.4)	(0.4)	(1.0)	(2.5)
Change in measurement date	—	(1.2)	—	—
Translation adjustment	(0.8)	9.6	—	—

Benefit obligation at end of period	$(587.7)	$(531.8)	$(34.1)	$(27.0)

Plan assets at the beginning of the period	$394.7	$647.1	$—	$—
Actual return (loss) on plan assets	111.1	(210.9)	—	—
Contributions	8.0	6.7	5.1	8.6
Benefits paid	(36.7)	(37.8)	(5.1)	(8.6)
Change in measurement date	—	(8.0)	—	—
Translation adjustment	1.1	(2.4)	—	—

Plan assets at end of period	$478.2	$394.7	$—	$—

Funded status of plans	$(109.5)	$(137.1)	$(34.1)	$(27.0)

Net amount on Consolidated Balance Sheet consists of:
Current liabilities	$(2.7)	$(2.6)	$(3.4)	$(2.2)
Long-term liabilities	(106.8)	(134.5)	(30.7)	(24.8)

	$(109.5)	$(137.1)	$(34.1)	$(27.0)

During the third quarter ended December 26, 2009 the Company took actions to freeze one of its domestic defined benefit pension plans, which impacted approximately 530 active employees. These actions resulted in a freeze of future service credits and salary increases, in certain instances, for certain active employees in the plan beginning January 1, 2010, triggering a curtailment that has been accounted for in accordance with ASC 715. As this action was approved and communicated during the third quarter, the Company was required to perform a plan remeasurement as of October 31, 2009. The results of the remeasurement are reflected in the net periodic benefit cost recorded during the third quarter.

During the third quarter ended December 27, 2008 the Company discontinued certain post – 65 retiree medical benefits related to current retirees as well as future retirees covered under the October 1, 2006 collective bargaining agreement. In accordance with ASC 715, the Company accounted for this discontinuation as a negative plan amendment and as a result reduced its accumulated benefit obligation by approximately $20.2 million which will be amortized into net periodic benefit cost over the participant’s average future working lifetime.

The deterioration in the securities markets beginning in the fall of 2008 has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has been reflected in the consolidated balance sheets at March 31, 2010 and 2009. As of March 31, 2010, the Company had pension plans with a combined projected benefit obligation of $587.7 million compared to plan assets of $478.2 million, resulting in an under-funded status of $109.5 million compared to a under-funded status of $137.1 million at March 31, 2009. The Company’s funded status has improved year-over-year as a result of the market recoveries in fiscal 2010 and is expecting a decrease in fiscal 2011 pension costs as compared to fiscal 2010. Deterioration in pension asset values has led to additional cash contribution requirements (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006) in future periods. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension cost which could negatively affect the Company’s consolidated results of operations in future periods.

Amounts included in accumulated other comprehensive loss, net of tax, at March 31, 2010 consist of the following (in millions):

	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$2.5	$(17.2)	$(14.7)
Unrecognized actuarial loss	172.2	6.8	179.0

Accumulated other comprehensive loss (income), gross	174.7	(10.4)	164.3
Deferred income tax provision (benefit)	(66.4)	4.2	(62.2)

Accumulated other comprehensive loss (income), net	$108.3	$(6.2)	$102.1

Estimated amounts that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost over the next fiscal year are, net of tax, as follows (in millions):

	Pension Benefits	Postretirement Benefits
Prior service cost (credit)	$0.2	$(1.2)
Net actuarial loss	3.9	0.6

The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (in weighted-average percentages):

	Pension Benefits			Other Postretirement Benefits
	March 31, 2010	March 31, 2009	March 31, 2008	March 31, 2010	March 31, 2009	March 31, 2008
Benefit Obligations:
Discount rate	5.93%	6.90%	5.87%	6.00%	7.00%	6.00%
Rate of compensation increase	3.40%	3.41%	3.39%	n/a	n/a	n/a

Net Periodic Benefit Cost:
Discount rate	6.90%	5.87%	5.87%	7.00%	6.00%	6.00%
Rate of compensation increase	3.41%	3.39%	3.41%	n/a	n/a	n/a
Expected return on plan assets	7.96%	7.94%	7.95%	n/a	n/a	n/a

In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.

The following table presents the Company’s target investment allocations for the year ended March 31, 2010 and actual investment allocations at March 31, 2010 and 2009.

	Plan Assets
	2010			2009
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	40 - 80%	65%	73%	51%
Debt securities (including cash and cash equivalents)	20 - 40%	25%	25%	36%
Other	0 - 20%	10%	2%	13%

(1)	The investment policy allocation represents the allowable allocations for the Company’s principal U.S. pension plans.
(2)	The target allocations presented represent the weighted average target allocations for the Company’s principal U.S. pension plans.

Allocations between equity and fixed income securities are generally maintained within a 10% tolerance of the target allocation established by the investment committee. As of March 31, 2010, the Company’s current allocations were within 10% of the target allocations. The Company’s defined benefit pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize investment returns consistent with levels of investment risk that are prudent and reasonable. All assets are managed externally according to guidelines established individually with investment managers and the Company’s investment consultant. The manager guidelines prohibit the use of any type of investment derivative without the prior approval of the investment committee. Portfolio risk is controlled by having managers comply with their established guidelines, including establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The portfolio included holdings of domestic, international, and private equities, global high quality and high yield fixed income, and short-term interest bearing deposits. No equity securities of the Company are held in the portfolio.

The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2010, by asset category were as follows (in millions). For information on the fair value hierarchy and the inputs used to measure fair value, see Note 12 Fair Value.

	As of March 31, 2010
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$5	$—	6
Mutual and commingled funds (1)	—	420	—	420
Alternative investments (2)	—	—	46	46
Insurance contracts	—	—	6	6

Total	$1	$425	$52	478

(1)	The Company’s mutual and commingled funds primarily include investments in common stock, U.S. government securities, and corporate bonds. The commingled funds also include an insignificant portion of investments in asset-backed securities or partnerships. Mutual and commingled funds are valued using quotes market prices of the underlying investments.
(2)	The Company’s alternative investments include venture capital and partnership investments. Alternative investments are valued using the net assets value, which reflects the plan’s share of the fair value of the investments.

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the year ended March 31, 2010 (in millions):

	As of March 31, 2010
	Alternative Investments	Insurance Contracts	Total
Beginning balance, March 31, 2009	$26	$5	$31
Actual Return on Assets
Related to assets held at reporting date	(1)	1	—
Related to assets sold during the period	3	—	3
Purchases, sales, issuances and settlements	18	—	18
Transfers in and/or out of Level 3	—	—	—

Ending balance, March, 31, 2010	$46	$6	$52

During fiscal 2011, the Company expects to contribute approximately $9.4 million to its defined benefit plans and $3.5 million to its other postretirement benefit plans.

Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2011	$35.3	$3.5
2012	35.8	3.4
2013	36.7	3.4
2014	37.7	3.4
2015	38.8	3.4
2016-2020	206.1	15.8

Pension Plans That Are Not Fully Funded

At March 31, 2010, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $585.2 million, $573.9 million and $475.9 million, respectively.

At March 31, 2009, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $531.5 million, $520.8 million and $394.4 million, respectively.

Other Postretirement Benefits

The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 9% in fiscal 2011 grading down to 5% in fiscal 2018 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2010	2009	2008	2010	2009	2008
Increase (decrease) in total of service and interest cost components	$0.2	$0.2	$0.4	$(0.1)	$(0.2)	$(0.3)
Increase (decrease) in postretirement benefit obligation	2.4	2.0	5.2	(2.1)	(1.7)	(4.3)

Multi-Employer and Government-sponsored Plans

The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.3 million, $0.3 million, and $0.2 million for the years ended March 31, 2010, 2009 and 2008, respectively.

Defined Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $3.4 million, $7.4 million, and $11.8 million for the years ended March 31, 2010, 2009 and 2008, respectively.

17. Income Taxes

The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods, as well as adjustments relating to the Company’s determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company has established a valuation allowance against substantially all deferred tax assets relating to foreign tax loss, state net operating loss and foreign tax credit carryforwards; and a partial valuation allowance existed as of March 31, 2009 against US federal net operating loss carryforwards.

The Company’s indirect parent, Rexnord Holdings, Inc., files a consolidated U.S. federal income tax return on behalf of itself, the Company and the Company’s subsidiaries. Income tax accounts within the Company’s consolidated financial statements reflect the Company’s actual liability (receivable) associated with the consolidated U.S. federal income tax return. Any U.S. federal tax payments or receipts are due to/from Rexnord Holdings, Inc.

Income Tax (Benefit) Provision

The components of the (benefit) provision for income taxes are as follows (in millions):

	Year ended March 31,
	2010	2009	2008
Current:
United States	$0.5	$(0.4)	$—
Non-United States	8.3	10.4	13.0
State and local	2.2	3.0	2.5

Total current	11.0	13.0	15.5

Deferred:
United States	(36.0)	14.8	10.1
Non-United States	(7.8)	(4.0)	(3.6)
State and local	(5.2)	(15.8)	(1.0)

Total deferred	(49.0)	(5.0)	5.5

(Benefit) provision for income taxes	$(38.0)	$7.9	$21.0

The (benefit) provision for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2010	2009	2008
Provision for income taxes at U.S. federal statutory income tax rate	$(15.2)	$(135.2)	$21.7
State and local income taxes, net of federal benefit	—	(1.8)	0.9
Net effects of foreign related operations	(0.8)	0.2	1.7
Tax benefit treated as a reduction to goodwill	—	0.6	0.9
Net effect to deferred taxes for changes in tax rates	(0.6)	(6.5)	(1.5)
Loss on divestiture	—	—	(7.4)
Unrecognized tax benefits, net of federal benefit	(13.6)	0.9	1.6
Nondeductible impairment charges	—	106.7	—
Change in valuation allowance	(8.6)	42.5	2.3
Other	0.8	0.6	0.8

(Benefit) provision for income taxes	$(38.0)	$8.0	$21.0

The (benefit) provision for income taxes was calculated based upon the following components of (loss) income before income taxes (in millions):

	Year ended March 31,
	2010	2009	2008
United States	$(32.2)	$(392.2)	$40.7
Non-United States	(11.4)	5.9	21.2

Income before income taxes	$(43.6)	$(386.3)	$61.9

Deferred Income Tax Assets and Liabilities

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2010	March 31, 2009
Deferred tax assets:
Compensation and retirement benefits	$74.9	$83.0
US federal and state tax operating loss carryforwards	28.1	47.4
Foreign tax credit carryforwards	65.2	61.5
Foreign net operating loss carryforwards	36.5	36.0
Other	19.1	—

	223.8	227.9
Valuation allowance	(125.1)	(133.3)

Total deferred tax assets	98.7	94.6

Deferred tax liabilities:
Property, plant and equipment	63.4	69.6
Inventories	30.7	31.0
Intangible assets and goodwill	256.6	266.4
Other	—	2.0

Total deferred tax liabilities	350.7	369.0

Net deferred tax liabilities	$252.0	$274.4

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

Due to the deterioration of the overall economic environment during the fiscal year ended March 31, 2009 and the uncertainty of realizing the related tax benefits associated with certain deferred tax assets, management had determined that a valuation allowance should be established for deferred tax assets relating to foreign, state and US federal net operating loss carryforwards, as well as foreign tax credit carryforwards. Other significant factors considered by management in this determination included the historical operating results of the Company (including the material impairment charges recorded for the year ended March 31, 2009) and the expectation of future earnings, including anticipated reversals of future taxable temporary differences. A valuation allowance was established at March 31, 2010 and 2009 for deferred tax assets related to state net operating loss carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. In addition, as of March 31, 2009, a partial valuation allowance was established for US federal net operating loss carryforwards for which utilization was deemed uncertain. Due to the adoption of ASC 805, effective April 1, 2009, any future recognition of the related deferred tax asset will impact income tax expense instead of goodwill, irrespective of how the valuation allowance was originally established. The carryforward period for the foreign tax credit is ten years. The carryforward period for the US federal net operating loss carryforward is twenty years. The carryforward periods for the state net operating losses range from five to twenty years. Certain foreign net operating loss carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign net operating losses is indefinite.

No provision has been made for United States income taxes related to approximately $22.5 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. It is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

Net cash paid (refund received) for income taxes to governmental tax authorities for the years ended March 31, 2010, 2009 and 2008 was $14.1 million, $5.4 million and $(4.1) million, respectively.

Liability for Unrecognized Tax Benefits

Effective April 1, 2007, the Company adopted the new accounting provisions relating to the liability for unrecognized tax benefits, in accordance with ASC 740. As a result of the adoption, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. The Company’s total liability for unrecognized tax benefits as of March 31, 2010 and March 31, 2009 was $27.3 million and $42.5 million, respectively. Due to the adoption of ASC 805, effective April 1, 2009, any future recognition of unrecognized tax benefits will impact income tax expense instead of goodwill.

The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2010 and March 31, 2009 (in millions):

	Year ended March 31, 2010	Year ended March 31, 2009
Balance at beginning of period	$35.5	$39.9
Additions based on tax positions related to the current year	1.1	0.7
Additions for tax positions of prior years	0.8	—
Reductions for tax positions of prior years	—	(2.1)
Settlements	(11.4)	(1.5)
Reductions due to lapse of applicable statute of limitations	(0.7)	(0.7)
Cumulative translation adjustment	0.4	(0.8)

Balance at end of period	$25.7	$35.5

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010 and March 31, 2009, the total amount of unrecognized tax benefits includes $7.7 million and $14.0 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax (benefit) expense during the fiscal years ended March 31, 2010, 2009, and 2008 was $(4.5) million, $1.9 million, and $3.4 million, respectively.

During the third quarter of fiscal 2010, the Company completed an examination of its United States federal income tax returns by the Internal Revenue Service (“IRS”) for the tax periods ended March 31, 2006 and July 21, 2006. The conclusion of the examination resulted in no cash tax impact to the Company. In addition, although there was a relatively small downward adjustment to the Company’s federal NOL incurred for the tax period ended July 21, 2006, the NOL reduction did not result in any negative financial statement impact to the Company as this NOL carryforward was fully offset with an existing valuation allowance. In addition, the Company signed up for a new Brazilian tax settlement program during the period with respect to certain outstanding tax liabilities relating to its Brazilian operations. In exchange for immediate payment of existing, historical tax liabilities, the settlement program provided for substantial discounts in related interest, penalties and other fees that were previously accrued to the Company. For the fiscal year ended March 31, 2010, the Company paid approximately $2.9 million to extinguish the historical Brazilian tax liability.

The Company or one or more of its subsidiaries conducts business in multiple locations within and outside U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2007, state and local income tax examinations for years ending prior to fiscal 2006 or significant foreign income tax examinations for years ending prior to fiscal 2005.

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

18. Related Party Transactions

Management Service Fees

The Company has a management services agreement with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, which became effective July 22, 2006 (and was amended and restated on February 7, 2007), the Company incurred $3.0 million of costs in each of the years ended March 31, 2010, 2009, and 2008, plus out-of-pocket expenses in each period. Unless the parties mutually agree to an earlier termination, this agreement will remain in effect for a term of twelve years, and shall automatically extend for successive one year terms thereafter, unless notice is given as set forth in the agreement. In addition, Apollo’s obligation to provide services under the agreement shall continue through and until the earlier of (i) the expiration of the term as defined above, (ii) a change of control or (iii) an initial public offering (as these terms are defined in the agreement).

Consulting Services

Rexnord LLC has had a management consulting agreement (the “Cypress Agreement”) with Mr. George Sherman, the Chairman of the Board of RBS Global, and two entities controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC (collectively, “Cypress”), since July 21, 2006. Effective February 7, 2007, the Cypress Agreement was amended and restated. The amended and restated agreement provides that Mr. Sherman has the right to serve as a director of Rexnord LLC and as Non-Executive Chairman of the Board of Directors of RBS Global and Rexnord Holdings. The amended and restated agreement also eliminated the annual consulting fees payable to Mr. Sherman and/or Cypress, but maintained provisions for the reimbursement of certain out-of-pocket expenses incurred in connection with performing the agreement. Mr. Sherman did not receive any consulting fee during fiscal years 2010, 2009 or 2008. During fiscal year 2010 the Company paid Mr. Sherman director fees, including $250,000 for his role as non-executive Chairman of the Boards of Directors of RBS Global and Rexnord Holdings. In addition, Mr. Sherman and Cypress also received non-qualified stock options in fiscal 2008 under the agreement. Options to purchase 130,743 shares of Rexnord Holdings stock previously granted to Cypress in connection with the Cypress Agreement were cancelled, at Cypress’ request, in October 2009. In addition, under the agreement, Mr. Sherman and Mr. Jeyarajah (who was an employee of Cypress through fiscal 2010) received reimbursement of out-of-pocket expenses during fiscal years 2010, 2009 and 2008.

During the years ended March 31, 2010, 2009 and 2008 the Company paid fees of approximately $0.7 million, $1.1 million, and $1.4 million, respectively, for consulting services provided by Next Level Partners, L.L.C. (“NLP”), an entity that is controlled by certain minority shareholders of the Company. NLP provided consulting services to the Company related primarily to lean manufacturing processes, consolidation and integration of operations, strategic planning and recruitment of managers and executives.

Stockholders Agreements

Pursuant to two stockholders agreements, entered into in connection with the consummation of the Apollo transaction, between Rexnord Holdings, the Apollo Group, certain other stockholders of Rexnord Holdings, Cypress Industrial Holdings, LLC and/or George M. Sherman: (1) as long as the Apollo Group owns any shares of Rexnord Holdings common stock, it has the right to nominate a majority of the Rexnord Holdings board of directors and (2) Mr. Sherman has the right to serve as a director of Rexnord Holdings until he resigns as a director or ceases to serve the Company under the consulting agreement with Cypress. While those agreements do not expressly require a particular composition of the RBS Global or Rexnord LLC boards of directors, the composition of the RBS Global board of directors currently mirrors that of the Rexnord Holdings board of directors. In addition, pursuant to the Cypress Agreement, Mr. Sherman has agreed to serve as a director of Rexnord LLC and as Non-Executive Chairman of the Board of Directors of each of RBS Global and Rexnord Holdings. The stockholders agreements also include other provisions which, among other things, provide (for non-Apollo stockholders) restrictions on transfer, certain registration and “tag along” rights and certain rights of repurchase.

Consulting and Other Post-Employment Arrangements

Mr. Hitt resigned as Chief Executive Officer and as a director of RBS Global and Rexnord LLC, effective September 11, 2009. In connection therewith, the Company entered into an employment separation and general release agreement with Mr. Hitt. Pursuant to the terms of the separation agreement, Mr. Hitt provided consulting, transition and advisory services to the Company for 90 days following the separation date. Mr. Hitt is also entitled to receive a severance payment of $897,000, such payments are made in bi-weekly installments over 18 months commencing in October 2009. Mr. Hitt also continues to participate in the Company’s group health benefit plans and in the Exec-U-Care plan at the Company’s expense for up to 18 months following the separation date, subject to earlier termination upon his eligibility for participation in substantially similar plans of a subsequent employer or entity. In addition, if his continued coverage in the Company’s health benefit plans terminates at the end of the 18-month period (other than as a result of Mr. Hitt becoming eligible to participate in substantially similar plans of a subsequent employer or entity), the Company will reimburse Mr. Hitt’s premiums to continue medical insurance coverage for an additional 18-month period, up to $50,000 in the aggregate. The Company also reimburses Mr. Hitt’s costs of approved outplacement services for one year following his termination.

Pursuant to the separation agreement, Rexnord Holdings did not exercise its right to repurchase the 60,208 shares of Rexnord Holdings’ common stock owned by Mr. Hitt. In addition, Rexnord Holdings paid Mr. Hitt a lump sum cash payment of $1,490,230 in consideration of the termination of his 115,791 vested Roll-Over Options. All of the other outstanding stock options held by Mr. Hitt (both vested and unvested, totaling an aggregate of 311,175) terminated on the separation date without consideration. The separation agreement also includes a release by Mr. Hitt of claims against the Company and certain non-competition, non-solicitation and other restrictive covenants by Mr. Hitt in favor of the Company.

Upon his resignation, Mr. Hitt also received a distribution of $734,059, which was the amount in his SERP account, and a distribution of $825,594, under another deferred compensation plan.

On February 16, 2009, Mr. Marini, former President of the Water Management platform notified the Company that he would retire effective September 30, 2009. In connection with his retirement, on September 25, 2009, the Company entered into a consulting agreement with Mr. Marini. The consulting agreement provides that Mr. Marini will provide up to 500 hours per year of services related to potential acquisitions, assisting the leader of the Water Management platform and other employees in transition-related services and other duties as requested by the Company, its Chief Executive Officer or Board of Directors. In exchange for those services, Mr. Marini receives cash fees of $200,000 per year and reimbursement of reasonable and necessary travel costs and expenses. During fiscal 2010, the Company paid Mr. Marini $100,000 in consulting fees under the terms of this agreement.

Debt Transactions and Purchases of Debt Securities

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

In August 2009, Cypress Group Holdings II, LLC, an entity controlled by Mr. George Sherman, the Chairman of the Board of RBS Global, purchased approximately $2.1 million (approximately $2.5 million face value or 0.8333% of the total commitment) of the senior subordinated notes due 2016 of RBS Global. In April 2008, Cypress Group Holdings II, LLC, purchased approximately $0.5 million (approximately $0.6 million face value or 0.2133% of the total commitment) of the senior subordinated notes due 2016 of RBS Global. Additionally, in April 2008, Mr. Sherman purchased approximately $2.0 million (approximately $3.0 million face value or 0.5798% of the total commitment) of the outstanding debt of Rexnord Holdings, which debt is outstanding pursuant to a Credit Agreement dated March 2, 2007 between Rexnord Holdings, various lenders thereunder and an affiliate of Credit Suisse, as administrative agent.

During fiscal 2010, Mr. Adams, a director and President and Chief Executive Officer of the Company, purchased approximately $0.1 million (approximately $0.1 million face value or 0.1% of the total commitment) of the senior subordinated notes due 2016 of RBS Global.

In August 2009, the Executive Vice President – Corporate and Business Development and a director, Mr. Praveen Jeyarajah, purchased approximately $0.2 million (approximately $0.2 million face value or 0.1% of the total commitment) of the senior subordinated notes due 2016 of RBS Global. Additionally, in December 2008 Mr. Jeyarajah purchased approximately $0.2 million (approximately $0.3 million face value or 0.1% of the total commitment) of the senior subordinated notes due 2016 of RBS Global, Inc.

In March 2009, Executive Vice President of RBS Global and Rexnord LLC and Director of Rexnord LLC, Mr. George C. Moore, purchased approximately $0.3 million (approximately $0.4 million face value or 0.1% of the total commitment) of the senior subordinated debt due 2016 of RBS Global.

Dividends to Rexnord Holdings

In connection with the tender of $243.6 million of Rexnord Holdings’ PIK Toggle Senior Indebtedness (face value) in the April 2009 exchange offer, the Company issued approximately $130.6 million of face value of 2009 9.50% Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding 2009 9.50% Notes issued) to Rexnord Holdings. Additionally, on October 13, 2009, the Company paid a $30.0 million cash dividend to Rexnord Holdings, substantially all of which was used to retire $43.8 million of outstanding face value PIK Toggle Senior Indebtedness due 2013 held by Apollo for $28.0 million in cash (the purchase price of the notes was based on indicative market values for similar issuers). During Fiscal 2009, the Company paid $70.0 million of total cash dividends to Rexnord Holdings, substantially all of which was used to retire PIK Toggle Senior Indebtedness due 2013.

Other

The Company makes cash payments to Chase Acquisition I Inc. and Rexnord Holdings to enable them to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to the Company subsidiaries’ income and (ii) franchise taxes and other fees required to maintain their legal existence.

In connection with the acquisition of the water management businesses (“Zurn”), the Company incurred certain payroll and administrative costs on behalf of Bath Acquisition Corp. (“Bath”) (the former bath segment of Jacuzzi Brands, Inc., which was purchased by an Apollo affiliate). These costs were reimbursed to the Company by Bath on a monthly basis. During the years ended March 31, 2009 and 2008, the Company received reimbursements of approximately $0.9 million and $6.8 million, respectively. As of March 31, 2009 the Company has fully transitioned the payment of these costs to Bath and has been fully reimbursed for all costs incurred on their behalf and therefore, no reimbursements were made during the year ended March 31, 2010. In addition, the Company’s engineering and sourcing center in Zhuhai, China has an agreement with Bath to perform certain sourcing, engineering and product development services which are reimbursed based on actual costs incurred by the Company. The Company earned $0.2 million, $0.4 million and $0.3 million during fiscal 2010, 2009 and 2008, respectively for services rendered under this agreement. At March 31, 2010 the Company had an outstanding receivable from Bath in the amount of $0.1 million.

19. Commitments and Contingencies

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

In connection with the Carlyle Group (“Carlyle”) acquisition in November 2002, Invensys plc has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•

In 2002, Rexnord Industries, LLC (formerly known as Rexnord Corporation) (“Rexnord Industries”) was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries’ Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company’s property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA’s past costs. Rexnord Industries’ allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant.

•

All previously pending lawsuits related to the Site have been settled and dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in matters related to the Site and has paid 100% of the costs to date.

•

Multiple lawsuits (with approximately 1,425 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are approximately 3,700 individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company’s insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

In connection with the Falk Corporation (“Falk”) acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk, through its successor entity, is a defendant in approximately 185 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 700 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of March 31, 2010, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 28,000 claims. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of March 31, 2010, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $86.0 million of which Zurn expects to pay approximately $67.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.

As a result, Zurn’s actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of March 31, 2010, is approximately $269.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $193.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $269.0 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.

As of March 31, 2010, the Company recorded a receivable from its insurance carriers of $86.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $269.0 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $269.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company’s carriers.

As of the date of this filing, subsidiaries, Zurn Pex, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in fourteen lawsuits, brought between July 2007 and December 2009, in various U.S. courts (MN, ND, CO, NC, MT, AL, VA, LA, NM, MI and HI). The plaintiffs in these suits represent (in the case of the proceedings in Minnesota), or seek to represent, a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages). All but the Hawaii suit, which remains in Hawaii state court, have been transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. The court in the Minnesota proceedings recently certified certain classes of plaintiffs in Minnesota for negligence and negligent failure to warn claims and for breach of warranty claims. While the Company will seek reconsideration and appeal of the class certification decision in the Minnesota proceedings, and will otherwise vigorously defend itself in the various actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on the Company.

20. Business Segment Information

Historically, we reported our results of operations in two business segments, consisting of the Power Transmission platform and the Water Management platform. During the fourth quarter of fiscal 2010, the Company changed the name of its Power Transmission platform to Process and Motion Control as we feel it more accurately depicts the capacity in which our products under this platform are utilized within the industries and markets we serve. There has been no change to our reportable segments.

The Company business is comprised of two business segments, consisting of the Process and Motion Control platform and the Water Management platform. The Process and Motion Control platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment serving the industrial and aerospace markets. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management platform manufactures professional grade specification plumbing, PEX piping, commercial brass and water and waste water treatment and control products serving the infrastructure, commercial and residential markets. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The financial information of the Company’s segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2).

Business Segment Information:

(in Millions)

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Net sales
Process and Motion Control	$1,003.7	$1,321.7	$1,342.3
Water Management	506.3	560.3	511.2

Consolidated	$1,510.0	$1,882.0	$1,853.5

Income (loss) from operations
Process and Motion Control	$112.9	$15.6	$205.6
Water Management	76.1	(212.8)	70.7
Corporate	(32.5)	(9.8)	(17.3)

Consolidated	156.5	(207.0)	259.0
Non-operating expense:
Interest expense, net	(183.7)	(178.4)	(191.8)
Other (expense) income, net	(16.4)	(0.9)	(5.3)

(Loss) income before income taxes	(43.6)	(386.3)	61.9
(Benefit) provision for income taxes	(38.0)	8.0	21.0

Net income (loss)	$(5.6)	$(394.3)	$40.9

Intangible impairment charges (included in Income (loss) from operations)
Process and Motion Control	$—	$149.0	$—
Water Management	—	273.0	—

Consolidated	$—	$422.0	$—

Restructuring and other similar costs (included in Income (loss) from operations)
Process and Motion Control	$6.3	$16.5	$—
Water Management	0.5	7.8	—
Corporate	—	0.2	—

Consolidated	$6.8	$24.5	$—

Depreciation and Amortization
Process and Motion Control	$83.0	$81.7	$77.5
Water Management	26.3	27.9	26.6

Consolidated	$109.3	$109.6	$104.1

Capital Expenditures
Process and Motion Control	$17.0	$35.2	$51.5
Water Management	5.0	3.9	3.4

Consolidated	$22.0	$39.1	$54.9

	March 31, 2010	March 31, 2009	March 31, 2008
Total Assets
Process and Motion Control	$2,170.0	$2,324.0	$2,477.0
Water Management	799.1	828.7	1,265.9
Corporate	46.1	52.1	62.3

Consolidated	$3,015.2	$3,204.8	$3,805.2

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008	March 31, 2010	March 31, 2009	March 31, 2008
United States	$1,119.0	$1,431.0	$1,392.1	$292.8	$325.6	$346.3
Europe	186.5	252.2	285.2	55.6	62.2	73.3
Rest of World	204.5	198.8	176.2	27.8	25.7	23.9

	$1,510.0	$1,882.0	$1,853.5	$376.2	$413.5	$443.5

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280-10 Segment Reporting long-lived assets includes moveable assets and excludes net intangible assets and goodwill.

21. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company as of March 31, 2010 and 2009 and for the years ended March 31, 2010, 2009 and 2008 for (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

March 31, 2010

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$203.3	$59.9	$—	$263.2
Receivables, net	—	165.6	68.5	—	234.1
Inventories, net	—	215.5	58.3	—	273.8
Other current assets	—	14.9	14.5	—	29.4

Total current assets	—	599.3	201.2	—	800.5

Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	292.4	83.8	—	376.2
Intangible assets, net	—	663.4	25.1	—	688.5
Goodwill	—	826.4	185.8	—	1,012.2
Investment in:
Guarantor subsidiaries	1,473.6	—	—	(1,473.6)	—
Non-guarantor subsidiaries	—	603.0	—	(603.0)	—
Insurance for asbestos claims	—	86.0	—	—	86.0
Other assets	45.9	5.7	0.2	—	51.8

Total assets	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.1	$3.2	$—	$5.3
Trade payables	—	93.2	42.1	—	135.3
Income taxes (receivable) payable	(2.9)	1.1	2.2	—	0.4
Deferred income tax liability (asset)	6.7	(2.1)	(2.5)	—	2.1
Compensation and benefits	—	46.7	12.0	—	58.7
Current portion of pension obligation	—	0.3	2.4	—	2.7
Current portion of postretirement benefit obligations	—	3.4	—	—	3.4
Interest payable	28.8	1.4	—	—	30.2
Other current liabilities	0.8	55.6	21.4	—	77.8

Total current liabilities	35.4	199.7	80.8	—	315.9

Long-term debt	2,120.0	0.5	3.4	—	2,123.9
Note (receivable from) payable to affiliates, net	(809.4)	1,119.6	(310.2)	—	—
Pension obligations	—	65.9	40.9	—	106.8
Postretirement benefit obligations	—	30.7	—	—	30.7
Deferred income taxes	123.0	103.6	23.3	—	249.9
Reserve for asbestos claims	—	86.0	—	—	86.0
Other liabilities	21.0	15.2	11.6	—	47.8

Total liabilities	1,490.0	1,621.2	(150.2)	—	2,961.0
Total stockholders’ equity	54.2	1,473.6	603.0	(2,076.6)	54.2

Total liabilities and stockholders’ equity	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2

Condensed Consolidating Balance Sheet

March 31, 2009

(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$232.5	$45.0	$—	$277.5
Receivables, net	—	183.0	75.8	—	258.8
Inventories, net	—	267.0	60.1	—	327.1
Other current assets	—	16.9	12.1	—	29.0

Total current assets	—	699.4	193.0	—	892.4

Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	325.3	88.2	—	413.5
Intangible assets, net	—	712.4	24.0	—	736.4
Goodwill	—	826.4	184.5	—	1,010.9
Investment in:
Guarantor subsidiaries	1,430.4	—	—	(1,430.4)	—
Non-guarantor subsidiaries	—	607.0	—	(607.0)	—
Insurance for asbestos claims	—	90.0	—	—	90.0
Other assets	51.9	6.2	3.5	—	61.6

Total assets	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.6	$5.5	$—	$8.1
Trade payables	—	96.3	38.3	—	134.6
Income taxes (receivable) payable	(0.5)	0.6	3.6	—	3.7
Deferred income tax liability (asset)	14.6	(3.4)	(0.4)	—	10.8
Compensation and benefits	—	51.6	10.5	—	62.1
Current portion of pension obligation	—	0.3	2.3	—	2.6
Current portion of postretirement benefit obligations	—	2.2	—	—	2.2
Interest payable	22.1	2.0	0.2	—	24.3
Other current liabilities	6.5	66.6	22.1	—	95.2

Total current liabilities	44.7	216.8	82.1	—	343.6

Long-term debt	2,098.7	30.1	3.6	—	2,132.4
Note (receivable from) payable to affiliates, net	(955.6)	1,277.8	(322.2)	—	—
Pension obligations	—	96.6	37.9	—	134.5
Postretirement benefit obligations	—	24.8	—	—	24.8
Deferred income taxes	137.5	100.8	25.3	—	263.6
Reserve for asbestos claims	—	90.0	—	—	90.0
Other liabilities	24.3	18.0	16.2	—	58.5

Total liabilities	1,349.6	1,854.9	(157.1)	—	3,047.4
Total stockholders’ equity	157.4	1,430.4	607.0	(2,037.4)	157.4

Total liabilities and stockholders’ equity	$1,507.0	$3,285.3	$449.9	$(2,037.4)	$3,204.8

Condensed Consolidating Statement of Operations

Year Ended March 31, 2010

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,173.5	$395.9	$(59.4)	$1,510.0
Cost of sales	—	771.9	285.5	(59.4)	998.0

Gross profit	—	401.6	110.4	—	512.0
Selling, general and administrative expenses	—	231.6	67.4	—	299.0
Restructuring and other similar costs	—	4.6	2.2	—	6.8
Amortization of intangible assets	—	49.2	0.5	—	49.7

Income from operations	—	116.2	40.3	—	156.5
Non-operating income (expense):
Interest expense:
To third parties	(181.8)	(0.7)	(1.2)	—	(183.7)
To affiliates	115.9	(103.0)	(12.9)	—	—
Other, net	3.8	16.8	(37.0)	—	(16.4)

(Loss) income before income taxes	(62.1)	29.3	(10.8)	—	(43.6)
(Benefit) provision for income taxes	(26.6)	(11.8)	0.4	—	(38.0)

(Loss) income before equity in earnings of subsidiaries	(35.5)	41.1	(11.2)	—	(5.6)
Equity in (loss) income of subsidiaries	29.9	(11.2)	—	(18.7)	—

Net (loss) income	$(5.6)	$29.9	$(11.2)	$(18.7)	$(5.6)

Condensed Consolidating Statement of Operations

Year Ended March 31, 2009

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,511.8	$460.4	$(90.2)	$1,882.0
Cost of sales	—	1,018.6	348.6	(90.2)	1,277.0

Gross profit	—	493.2	111.8	—	605.0
Selling, general and administrative expenses	—	245.9	70.7	—	316.6
Intangible impairment charges	—	416.4	5.6	—	422.0
Restructuring and other similar costs	—	19.0	5.5	—	24.5
Amortization of intangible assets	—	48.7	0.2	—	48.9

(Loss) income from operations	—	(236.8)	29.8	—	(207.0)
Non-operating (expense) income:
Interest expense:
To third parties	(178.5)	0.9	(0.8)	—	(178.4)
To affiliates	115.0	(102.9)	(12.1)	—	—
Other, net	22.0	(11.9)	(11.0)	—	(0.9)

(Loss) income before income taxes	(41.5)	(350.7)	5.9	—	(386.3)
(Benefit) provision for income taxes	(23.3)	24.8	6.5	—	8.0

Loss before equity in earnings of subsidiaries	(18.2)	(375.5)	(0.6)	—	(394.3)
Equity in loss of subsidiaries	(376.1)	(0.6)	—	376.7	—

Net loss	$(394.3)	$(376.1)	$(0.6)	$376.7	$(394.3)

Condensed Consolidating Statement of Operations

Year Ended March 31, 2008

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,450.9	$479.7	$(77.1)	$1,853.5
Cost of sales	—	981.7	345.8	(77.1)	1,250.4

Gross profit	—	469.2	133.9	—	603.1
Selling, general and administrative expenses	—	238.6	73.6	—	312.2
Loss on divestiture	—	1.3	9.9	—	11.2
(Gain) on Canal Street accident, net	—	(29.2)	—	—	(29.2)
Amortization of intangible assets	—	49.7	0.2	—	49.9

Income from operations	—	208.8	50.2	—	259.0
Non-operating income (expense):
Interest expense:
To third parties	(194.2)	3.0	(0.6)	—	(191.8)
To affiliates	103.7	(91.4)	(12.3)	—	—
Other, net	85.1	(74.3)	(16.1)	—	(5.3)

Income (loss) before income taxes	(5.4)	46.1	21.2	—	61.9
Provision for income taxes	0.9	10.7	9.4	—	21.0

Income (loss) before equity in earnings of subsidiaries	(6.3)	35.4	11.8	—	40.9
Equity in earnings of subsidiaries	47.2	11.8	—	(59.0)	—

Net income	$40.9	$47.2	$11.8	$(59.0)	$40.9

Condensed Consolidating Statement of Cash Flows

Year Ended March 31, 2010

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(5.6)	$29.9	$(11.2)	$(18.7)	$(5.6)
Noncash adjustments	(39.9)	108.9	9.6	18.7	97.3
Changes in operating assets and liabilities, including intercompany activity	165.1	(121.3)	21.5	—	65.3

Cash provided by operating activities	119.6	17.5	19.9	—	157.0

Investing activities
Expenditures for property, plant and equipment	—	(17.2)	(4.8)	—	(22.0)

Cash used for investing activities	—	(17.2)	(4.8)	—	(22.0)

Financing activities
Proceeds from borrowings of long-term debt	—	0.5	—	—	0.5
Repayment of short-term debt	—	—	(2.8)	—	(2.8)
Repayments of long-term debt	(84.7)	(30.0)	(1.4)	—	(116.1)
Dividend payment to parent company	(30.0)	—	—	—	(30.0)
Payment of financing fees	(4.9)	—	—	—	(4.9)

Cash used for financing activities	(119.6)	(29.5)	(4.2)	—	(153.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	4.0	—	4.0

(Decrease) increase in cash and cash equivalents	—	(29.2)	14.9	—	(14.3)
Cash and cash equivalents at beginning of year	—	232.5	45.0	—	277.5

Cash and cash equivalents at end of year	$—	$203.3	$59.9	$—	$263.2

Condensed Consolidating Statement of Cash Flows

Year Ended March 31, 2009

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(394.3)	$(376.1)	$(0.6)	$376.7	$(394.3)
Noncash adjustments	371.7	540.6	15.7	(376.7)	551.3
Changes in operating assets and liabilities, including intercompany activity	12.0	(32.3)	19.4	—	(0.9)

Cash provided by (used for) operating activities	(10.6)	132.2	34.5	—	156.1

Investing activities
Expenditures for property, plant and equipment	—	(30.7)	(8.4)	—	(39.1)
Proceeds from the surrender of life insurance policies	—	0.9	—	—	0.9
Proceeds from dispositions of property, plant and equipment	—	0.1	0.2	—	0.3
Acquisitions, net of cash acquired	—	—	(16.6)	—	(16.6)

Cash used for investing activities	—	(29.7)	(24.8)	—	(54.5)

Financing activities
Proceeds from borrowings on revolving credit facility	82.7	—	—	—	82.7
Proceeds from borrowings on accounts receivable securitization policy	—	30.0	—	—	30.0
Repayments of long-term debt	(2.1)	(0.2)	(0.9)	—	(3.2)
Dividend payment to parent company	(70.0)	—	—	—	(70.0)

Cash provided by (used for) financing activities	10.6	29.8	(0.9)	—	39.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.5)	—	(5.5)

Increase in cash and cash equivalents	—	132.3	3.3	—	135.6
Cash and cash equivalents at beginning of year	—	100.2	41.7	—	141.9

Cash and cash equivalents at end of year	$—	$232.5	$45.0	$—	$277.5

Condensed Consolidating Statement of Cash Flows

Year Ended March 31, 2008

(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$40.9	$47.2	$11.8	$(59.0)	$40.9
Noncash adjustments	(47.1)	79.5	21.0	59.0	112.4
Changes in operating assets and liabilities, including intercompany activity	26.8	59.0	(6.3)	—	79.5

Cash provided by operating activities	20.6	185.7	26.5	—	232.8

Investing activities
Expenditures for property, plant and equipment	—	(45.1)	(9.8)	—	(54.9)
Proceeds from dispositions of property, plant and equipment	—	0.3	0.1	—	0.4
Proceeds from sale of short term investments	—	6.6	—	—	6.6
Acquisitions, net of cash acquired	—	(73.7)	—	—	(73.7)

Cash used for investing activities	—	(111.9)	(9.7)	—	(121.6)

Financing activities
Repayments of long-term debt	(20.0)	(5.8)	(1.6)	—	(27.4)
Payment of financing fees	(0.6)	—	—	—	(0.6)

Cash used for financing activities	(20.6)	(5.8)	(1.6)	—	(28.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.6	—	2.6

Increase in cash and cash equivalents	—	68.0	17.8	—	85.8
Cash and cash equivalents at beginning of year	—	32.2	23.9	—	56.1

Cash and cash equivalents at end of year	$—	$100.2	$41.7	$—	$141.9

22. Quarterly Results of Operations (unaudited)

(in millions)

	Fiscal 2010
	First	Second	Third	Fourth	Total
Net sales	$367.9	$369.7	$365.7	$406.7	$1,510.0
Gross profit	114.6	124.7	124.1	148.6	512.0
Net income (loss)	(24.0)	4.5	2.8	11.1	(5.6)

	Fiscal 2009
	First	Second	Third	Fourth	Total
Net sales	$496.1	$510.6	$443.1	$432.2	$1,882.0
Gross profit	161.9	163.2	139.4	140.5	605.0
Net income (loss)	9.1	14.3	(409.9)	(7.8)	(394.3)

The comparability of the Company’s year-over-year results (for the full fiscal year and each respective quarter) has been significantly impacted by the $422.0 million impairment charge taken on its goodwill and other identifiable intangible assets during fiscal 2009. Comparability between periods has also been impacted by a change in the Company’s pension expense resulting primarily from the losses incurred on plan assets associated with its U.S. defined benefit pension plans during fiscal 2009. During the year ended March 31, 2010, the Company incurred $18.7 million of pension expense (compared to pension income of $11.0 million during the year ended March 31, 2009). In addition, income from operations for the year ended March 31, 2010 was impacted by $6.8 million of restructuring expenses (compared to restructuring expense of $24.5 million during the year ended March 31, 2009). For further information regarding the impairment, pension, and restructuring impact, see Notes 9, 16 and 5, respectively.

23. Subsequent Events (unaudited)

Cash Tender Offers and $1,145.0 Million Bond Offering

On May 5, 2010, the Company finalized the results of the cash tender offers and consent solicitations launched on April 7, 2010 with respect to any and all of its outstanding 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes. Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remain outstanding.

In connection with the above tender offers and consent solicitations, on April 20, 2010, the Company entered into supplemental indentures by and among the Company, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, pursuant to which the 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes were issued (as amended and supplemented, the “Supplemental Indentures”). The Supplemental Indentures amend the terms governing the respective notes to, among other things, eliminate substantially all of the material restrictive covenants, eliminate or modify certain events of default and eliminate or modify related provisions in the respective indentures governing the notes.

On April 28, 2010, the Company issued a $1,145.0 million aggregate principal amount of 8.50% Notes in a private offering. The proceeds from the offering were used to fund (including transaction costs) the Company’s cash tender offers discussed above. The 8.50% Notes will mature on May 1, 2018, pursuant to an indenture, dated as of April 28, 2010 (the “2010 Indenture”), by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee. The Company will pay interest on the 8.50% Notes at 8.50% per annum, semiannually on May 1 and November 1 of each year, commencing on November 1, 2010. The Company has the right to redeem the 8.50% Notes, in whole or part, at any time prior to May 1, 2014, at a price equal to 100% of the principal amount of the 8.50% Notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium.” The Company has the right to redeem the 8.50% Notes, in whole or in part, on or after May 1, 2014, at the redemption prices set forth in the 2010 Indenture. At any time (which may be more than once) on or prior to May 1, 2013, the Company has the right to redeem up to 35% of the principal amount of the 8.50% Notes at a redemption price equal to 108.50% of the face amount thereof with the net proceeds of one or more equity offerings so long as at least 65% of the aggregate principal amount of the 8.50% Notes issued remains outstanding.

The 2010 Indenture contains customary covenants, including among others covenants limiting: the incurrence or guarantee of additional indebtedness, dividends and other restricted payments, investments, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. In addition, it also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and other monetary obligations on all the then outstanding 8.50% Notes to be due and payable immediately.

The Company will account for the $1,145.0 million issuance of the 8.50% Notes in accordance with ASC 470-50. Pursuant to this guidance, the transaction will be accounted for as an extinguishment of debt. In connection with the $1,145.0 million offering, the Company incurred an increase in long-term debt of approximately $89.5 million. Upon finalizing the accounting for this transaction, the Company expects it will recognize a $100.8 million loss on the debt extinguishment in its first quarter ending July 3, 2010, which will be measured based upon the bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, the Company expects that it will capitalize approximately $14.6 million of third party transaction costs, which will be amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses expected to be recorded along with their corresponding pre-tax financial statement impact (in millions):

	Preliminary Assessment of Financial Statement Impact
	Balance Sheet - Debit (Credit)
	Deferred Financing Costs (1)	Original Issue Discount (2)	Statement of Operations	Total
			Expense (3)
Cash transaction costs:
Third party transaction costs	$14.6	$—	$—	$14.6
Bond tender premiums (paid to lenders)	—	—	63.5	63.5

Total expected cash transaction costs	14.6	—	63.5	$78.1

Non-cash write-off of unamortized amounts:
Deferred financing costs	(25.4)	—	25.4
Net original issue discount	—	(11.9)	11.9

Net financial statement impact	$(10.8)	$(11.9)	$100.8

(1)	Recorded as a component of other assets within the consolidated balance sheet.
(2)	Recorded as a reduction in the face value of long-term debt within the consolidated balance sheet.
(3)	Recorded as a component of other non-operating expense within the consolidated statement of operations.

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our directors and executive officers as of the date of this filing of this Form 10-K:

Name	Age	Position(s)
George M. Sherman	68	Chairman of the Board of RBS Global and Director of Rexnord LLC

Todd A. Adams	39	President, Chief Executive Officer and Director of RBS Global and Rexnord LLC

George C. Moore	55	Executive Vice President of RBS Global and Rexnord LLC and Director of Rexnord LLC

Michael H. Shapiro	39	Vice President and Chief Financial Officer of RBS Global and Rexnord LLC

Praveen R. Jeyarajah	42	Executive Vice President-Corporate and Business Development and Director of RBS Global

Laurence M. Berg	44	Director, RBS Global

Peter P. Copses	51	Director, RBS Global

Damian J. Giangiacomo	33	Director, RBS Global

Steven Martinez	41	Director, RBS Global

John S. Stroup	44	Director, RBS Global

Board of Directors and Executive Officers

Through Apollo’s control of a majority of the common stock of Rexnord Holdings, it has the power to control Rexnord Holdings’ and our affairs and policies, including the election of Rexnord Holdings’ and our directors and the appointment of management. Pursuant to two stockholders agreements, entered into in connection with the consummation of the Apollo transaction, between Rexnord Holdings, certain entities related to Apollo (the “Apollo Group”), certain other stockholders of Rexnord Holdings, Cypress Industrial Holdings, LLC and/or George M. Sherman: (1) as long as the Apollo Group owns any shares of Rexnord Holdings common stock, it has the right to nominate a majority of the Rexnord Holdings board of directors and (2) Mr. Sherman has the right to serve as a director of Rexnord Holdings until he resigns as a director or ceases to serve the Company under the consulting agreement with Cypress. While those agreements do not expressly require a particular composition of the RBS Global or Rexnord LLC boards of directors, the composition of the RBS Global board of directors currently mirrors that of the Rexnord Holdings board of directors. In addition, pursuant to the management consulting agreement, effective as of February 7, 2007, between Rexnord LLC, Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, in addition to other consulting services to be provided by Cypress and Mr. Sherman, Mr. Sherman has agreed to serve as a director of Rexnord LLC and as Non-Executive Chairman of the Board of Directors of each of RBS Global and Rexnord Holdings.

Board of Directors of RBS Global

The following is information about the experience and attributes of the members of the board of directors of RBS Global as of the date of this filing of this Form 10-K. Together, the experience and attributes discussed below, along with the provisions of the stockholders agreements and the management consulting agreement with Cypress discussed above, provide the reasons that these individuals were selected for board membership, as well as why they continue to serve on the board. All of the directors have been elected until the next annual election by RBS Global’s stockholder.

George M. Sherman has been the Non-Executive Chairman of the RBS Global board of directors since 2002, and was the Chairman of Rexnord Corporation from 2002 until its conversion to an LLC and has been a member of its board since then. Mr. Sherman is a principal of Cypress Group LLC. Mr. Sherman has also served as the Chairman of Campbell Soup Company from August 2001 to November 2004, and currently serves as the Chairman of Jacuzzi Brands Corp. Prior to his appointment with Campbell Soup, Mr. Sherman was the Chief Executive Officer at Danaher Corporation, a manufacturer of process/environmental controls and tools and components, from 1990 to May 2001. Prior to joining Danaher, he was Executive Vice President at Black & Decker Corporation. Mr. Sherman was elected to serve on the boards of directors of RBS Global and Rexnord LLC because he has significant experience and expertise in the manufacturing industry (including as chief executive officer), mergers and acquisitions and strategy development and he continues to be elected because of his in-depth knowledge of the Company and its business.

Todd A. Adams became our President and Chief Executive Officer in September 2009 and became a member of the board of directors of each of RBS Global and Rexnord LLC in October 2009. Mr. Adams joined the Company in 2004 as Vice President, Treasurer and Director of Financial Reporting, and has served as Senior Vice President and Chief Financial Officer from April 2008 to September 2009 and also as President of the Company’s Water Management platform in 2009. Prior to joining the Company, Mr. Adams served as Director of Financial Planning and Analysis at The Boeing Company from February 2003 to July 2004, Vice President and Controller of APW Ltd. from July 2000 to February 2003 and Vice President and Controller of Applied Power Inc. (currently Actuant Corporation) from May 1998 to July 2000. Mr. Adams was elected to serve on the boards of directors of RBS Global and Rexnord LLC because he has significant experience in the manufacturing industry and an in-depth knowledge of the Company and its business and because he is the Chief Executive Officer of the Company.

Praveen R. Jeyarajah was first elected as a director in connection with the Carlyle acquisition in 2002 and served in that capacity until the Apollo acquisition in July 2006. Mr. Jeyarajah was reappointed as a director of the RBS Global board of directors in October 2006. Since April 2010, Mr. Jeyarajah has served as Executive Vice President – Corporate & Business Development of the Company. Prior to that, Mr. Jeyarajah was a Managing Director at Cypress Group, LLC from 2006 to 2010. Mr. Jeyarajah was also a Managing Director of Carlyle from 2000 to 2006. Prior to joining Carlyle, Mr. Jeyarajah was with Saratoga Partners from 1996 to 2000 and, prior to that, he worked at Dillon, Read & Co., Inc. Mr. Jeyarajah was elected to serve on the RBS Global board of directors because he has significant investment expertise and experience with mergers and acquisitions, including leveraged buyouts, and he continues to be elected because of his in-depth knowledge of the Company and its business.

Laurence M. Berg became a member of the RBS Global board of directors in July 2006 upon consummation of the Apollo acquisition. Mr. Berg is a Senior Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1992. Prior to joining Apollo, Mr. Berg was a member of the Mergers and Acquisition Group at Drexel Burnham Lambert, an investment banking firm. Mr. Berg is also a director of Jacuzzi Brands Corp., Connections Academy LLC, Bradco Supply Corp. and Panolam Industries International, Inc., and has previously served as a director of Educate, Inc., GNC Corp., Goodman Global Holdings, Inc., Hayes Lemmerz International, Inc. and Rent A Center, Inc. Mr. Berg was elected to serve on the RBS Global board of directors because he has significant experience making and managing private equity investments on behalf of Apollo and has over 20 years of experience financing, analyzing and investing in public and private companies. In addition, Mr. Berg worked with the diligence team for Apollo at the time of the Apollo acquisition and has worked closely with the management of the Company since that time; therefore, Apollo nominated and elected him to the Board.

Peter P. Copses became a member of the RBS Global board of directors in July 2006 upon consummation of the Apollo acquisition. Mr. Copses is a Founding Senior Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert, and subsequently at Donaldson, Lufkin & Jenrette Securities, primarily concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of Claire’s Stores, Inc., and has previously served as a director of Linens N’ Things, Inc., GNC Corp., Rent A Center, Inc. and Smart & Final, Inc. Mr. Copses was elected to serve on the RBS Global board of directors because he has significant experience making and managing private equity investments on behalf of Apollo and has over 25 years of experience financing, analyzing and investing in public and private companies. In addition, Mr. Copses worked with the diligence team for Apollo at the time of the Apollo acquisition and has worked closely with the management of the Company since that time; therefore, Apollo nominated and elected him to the Board.

Damian J. Giangiacomo became a member of the RBS Global board of directors in October 2006. Mr. Giangiacomo is a principal at Apollo Management, L.P., where he has been employed since July 2000. Prior to joining Apollo, Mr. Giangiacomo was an investment banker at Morgan Stanley & Co. Mr. Giangiacomo is also a director of Jacuzzi Brands Corp. and Connections Academy LLC, and has previously served as director of Linens N’ Things, Inc. Mr. Giangiacomo was elected to serve on the RBS Global board of directors because he has significant experience making and managing private equity investments on behalf of Apollo and has over 10 years of experience financing, analyzing and investing in public and private companies. In addition, Mr. Giangiacomo worked with the diligence team for Apollo at the time of the Apollo acquisition and has worked closely with the management of the Company since that time; therefore, Apollo nominated and elected him to the Board.

Steven Martinez became a member of the RBS Global board of directors in July 2006 upon the consummation of the Apollo acquisition. Mr. Martinez is a Senior Partner at Apollo Management, L.P. Prior to joining Apollo in 2000, Mr. Martinez worked for Goldman Sachs & Co. and Bain & Company, Inc. Mr. Martinez also serves as a director of Prestige Cruise Holdings, Inc., NCL Corporation Ltd., Hughes Telematics, Inc. and Jacuzzi Brands Corp., and has previously served as a director of Allied Waste Industries, Inc. and Goodman Global Holdings, Inc. Mr. Martinez was elected to serve on the RBS Global board of directors because he has significant experience making and managing private equity investments on behalf of Apollo and has over 15 years of experience financing, analyzing and investing in public and private companies. In addition, Mr. Martinez worked with the diligence team for Apollo at the time of the Apollo acquisition and has worked closely with the management of the Company since that time; therefore, Apollo nominated and elected him to the Board.

John S. Stroup became a member of the RBS Global board of directors in October 2008. Mr. Stroup is currently president and chief executive officer and a member of the board of directors of Belden Inc. Belden Inc., a company listed on the New York Stock Exchange, designs, manufactures, and markets cable, connectivity, and networking products in markets including industrial automation, enterprise, transportation, infrastructure, and consumer electronics. Prior to joining Belden Inc., Mr. Stroup was employed by Danaher Corporation, a manufacturer of process/environmental controls and tools and components. At Danaher, Mr. Stroup initially served as Vice President, Business Development. He was promoted to President of a division of Danaher’s Motion Group and later to Group Executive of the Motion Group. Prior to that, he was Vice President of Marketing and General Manager with Scientific Technologies Inc. Mr. Stroup was elected to serve on the RBS Global board of directors because he has significant experience in strategic planning and general management of business units of public companies (including as chief executive officer).

Board of Directors of Rexnord LLC

As of the date of this filing of this Form 10-K, Messrs. Sherman and Adams and George C. Moore, an executive officer of the Company, served on the Rexnord LLC board of directors. These individuals were elected to the board for the reasons stated elsewhere in this Item 10 and because of their accessibility for handling matters relating to the operations of Rexnord LLC. All of the directors have been elected until their successor is appointed by RBS Global.

Executive Officers

The following is information about the executive officers of the Company as of the date of this filing of this Form 10-K.

Todd A. Adams became our President and Chief Executive Officer in September 2009 and became a member of our board of directors in October 2009. See “Board of Directors of RBS Global” above.

George C. Moore became our Executive Vice President in September 2006; he also serves as a member of the Rexnord LLC board of directors since June 2007. During his tenure with the Company, Mr. Moore has served as Chief Financial Officer from 2006 to April 2008 and as Acting Chief Financial Officer from September 2009 to February 2010. Prior to joining the Company, Mr. Moore served as the Executive Vice President and Chief Financial Officer of Maytag Corporation, a manufacturer of major appliances and household products, since 2003. Prior to that, Mr. Moore served as Group Vice President of Finance at Danaher Corporation, where he was employed since 1993. Mr. Moore also serves on the advisory board of FM Global.

Michael H. Shapiro became our Vice President and Chief Financial Officer in February 2010. Prior to joining the Company, Mr. Shapiro served as Vice President, Finance and Business Development for the Renal Division of Baxter International Inc., a global medical device and biopharmaceutical manufacturer, since 2008. Mr. Shapiro, who joined Baxter in 1995, also held various other positions with Baxter, including Vice President, Corporate Financial Planning and Analysis; Vice President and Assistant Treasurer, Corporate Treasury; Director of Investor Relations, Corporate; Director of Global Operations Finance, BioScience Division; and Director of Global Finance, BioScience Division. Mr. Shapiro, a certified public accountant, worked at Deloitte & Touche LLP, a public accounting firm, from 1992 to 1995.

Praveen R. Jeyarajah became our Executive Vice President – Corporate & Business Development in April 2010 and became a member of our board of directors in October 2006 (he also served as a member of the board of directors from 2002 to 2006). See “Board of Directors of RBS Global” above.

Corporate Governance

RBS Global’s board of directors has an audit committee and a compensation committee. However, through Apollo’s control of a majority of the common stock of Rexnord Holdings, it has the power to control Rexnord Holdings’ and our affairs and policies, including the election of Rexnord Holdings’ and our directors and the appointment of Rexnord Holdings’ and our management.

Audit Committee. The duties and responsibilities of the Audit Committee include recommending the appointment or termination of the engagement of independent accountants, otherwise overseeing the independent auditor relationship and reviewing significant accounting policies and controls. The current members of the Audit Committee are Messrs. Martinez (Chair), Giangiacomo, Jeyarajah and Stroup.

Our board of directors has not evaluated whether any member of the Audit Committee is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K because all of the members of our board of directors who serve on our audit committee were appointed by our 100% stockholder and because we are not a “listed issuer” under Rule 10A-3 promulgated under the Securities Exchange Act of 1934.

Compensation Committee. The duties and responsibilities of the Compensation Committee include reviewing and approving the compensation of officers and directors, except that the compensation of officers serving on any such committee will be determined by the full board of directors. The current members of the Compensation Committee are Messrs. Martinez (Chair), Berg, Giangiacomo and Sherman, with Mr. Jeyarajah having also served on the committee during fiscal 2010.

Executive Committee. RBS Global established an Executive Committee of the board, the duties and responsibilities of which include acting on behalf of the board of directors in between meetings of the full board. The current members of the Executive Committee are Messrs. Sherman, Berg and Giangiacomo, with Mr. Jeyarajah having also served on the committee during fiscal 2010.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

This section discusses the material elements of compensation awarded to, earned by, or paid to our executive officers during our fiscal year ended March 31, 2010. Throughout this discussion, we refer to the individuals named in the Summary Compensation Table below as “Named Executive Officers.”

With the exception of awards of equity-based compensation, the compensation committee of the board of directors of RBS Global (the “Committee”), in consultation with the RBS Global board of directors, is responsible for determining our executive compensation programs, including making compensation decisions during the fiscal year ended March 31, 2010. Awards of equity-based compensation are determined by the Compensation Committee of Rexnord Holdings, Inc. (the “Holdings Compensation Committee”) as these awards cover equity securities of Rexnord Holdings.

The Committee, in consultation with the board of directors of RBS Global, oversees our executive compensation agreements, plans and policies and has the authority to approve all matters regarding executive compensation other than equity awards. The Committee seeks to ensure that the compensation and benefits provided to executives were reasonable, fair, competitive and aligned with the long- and short-term goals of our Company. Based upon these criteria, the Committee set the principles and strategies that guided the design of our executive compensation program.

General Compensation Philosophy and Objectives of Executive Compensation Programs

The foundation of our executive compensation program is to reward our executives for achieving specific annual and long-term strategic goals of the Company and to align each executive’s interest with that of our owners. We believe that rewarding executives for superior levels of achievement will result in significant long-term value creation for the Company and its owners. As a result, we believe that the compensation packages we provide to executives, including the Named Executive Officers, must include both cash-based and equity-based elements that reward performance. In determining fiscal 2010 compensation, the Committee, with input from the Chief Executive Officer (for executives other than himself), evaluated the performance of our executives and their compensation packages to ensure that we maintained our ability to retain highly talented key employees and attract new talent, as needed, to successfully grow and lead the organization.

We have created a “pay for performance” culture that places an emphasis on value creation and subjects a substantial portion of each executive’s compensation to risk depending on the performance of the Company. As such, we base our executive compensation program on the following philosophy:

•	The compensation program should support the business by establishing an emphasis on critical objectives and long-term strategy without encouraging unreasonable risk taking;

•	Each executive’s total compensation should correlate to his or her relative contribution to the Company;

•

A significant portion of each executive’s total compensation should be based on the achievement of performance goals and objectives in a way that incents results without encouraging unreasonable risk taking; and

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

As described in more detail below, our compensation program is composed of elements that are generally paid on a short-term or current basis (such as base salaries and annual performance-based awards) and elements that are generally paid out on a longer-term basis (such as long-term equity incentives and retirement benefits). We believe this mix of short-term and long-term elements allows us to achieve our compensation objectives of attracting and retaining top executives and emphasizing long-term value creation for the Company and its owners without encouraging unreasonable risk taking.

Setting Executive Compensation and the Role of Our Executive Officers in Compensation Decisions

The Committee or its designated member annually reviews and approves all compensation decisions related to our Named Executive Officers except for decisions relating to equity-based awards, which, as described above, are made by the Holdings Compensation Committee. The Chief Executive Officer establishes the AIPs for each executive officer other than himself and the Committee or its designated members establishes the AIPs for the Chief Executive Officer. Prior to making its annual compensation determinations for each executive officer, one or more members of the Committee work together with the Chief Executive Officer to review the performance of the Company (and, if applicable, the respective business group), the role of each executive in the various aspects of that performance and the executive’s level of achievement of his AIPs. Based on this review, the Chief Executive Officer makes recommendations to the Committee as to the compensation of all senior management, including the Named Executive Officers other than himself. The Committee or its designated member considers these recommendations and uses discretion and judgment in accepting or modifying these recommendations in making the final determinations. Other than our Chief Executive Officer, none of the Named Executive Officers had any role in determining the fiscal 2010 compensation of other Named Executive Officers. We anticipate that the Chief Executive Officer will continue to have a role in setting the compensation for the senior management of the Company other than himself.

The Committee has not retained a compensation consultant to review our executive compensation policies and procedures. We may from time to time obtain compensation studies to determine the relative strengths and weaknesses of our compensation packages. In determining the level of compensation to be paid to executive officers, we do not generally factor in amounts realized from prior compensation paid to executive officers or conduct any formal survey of the compensation paid by other comparable companies. The Committee believes that its compensation decisions should be based primarily on the performance of the Company and the individual executive officers. In making its compensation decisions, the Committee also considers each executive officer’s responsibility for the overall operations of the Company. Thus, the compensation levels for Mr. Adams are higher than they are for the other Named Executive Officers, reflecting his responsibility as Chief Executive Officer for the overall operations of the Company.

2010 Executive Compensation Components

We compensate our executives through a variety of forms of cash and non-cash compensation, although all equity compensation is paid at the Rexnord Holdings level. Our compensation program includes:

•	Cash compensation:

•	base salaries;

•	annual performance-based awards; and

•	discretionary bonuses;

•	Long-term equity incentive awards;

•	Retirement benefits; and

•	Severance benefits and other post-employment commitments.

The principal components of our executive compensation program for the fiscal year ended March 31, 2010 are discussed below. As previously announced, during fiscal 2010, Mr. Hitt resigned and Mr. Marini retired from their respective positions with the Company. As a result, unless stated otherwise, the discussion below generally does not apply to Messrs. Hitt or Marini; for information specifically related to their 2010 compensation, see the executive compensation tables, “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Arrangements With Mr. Hitt” and “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Arrangements With Mr. Marini” below.

Base Salary. The Committee reviews base salaries annually and makes adjustments from time to time, for example, in connection with promotions and other changes in responsibilities. In determining base salaries, the Committee considers the executive’s responsibilities, experience, skills, sustained level of performance in the job, performance in the prior year, contribution to overall business goals, available market data (solely to obtain a general understanding of current compensation practices) and the Chief Executive Officer’s recommendations (with respect to executive officers other than himself). Based on the Committee’s subjective review of these factors, the Committee uses its subjective judgment as to what the appropriate base salary levels should be for the Named Executive Officers. The Committee does not use any predetermined formula or specific weightings as to any given factor to determine base salaries nor does it engage in any benchmarking in making base salary determinations.

Based on this review, the Committee determined that the appropriate base salary for each Named Executive Officer for fiscal 2010 was the amount reported for such officer in the “Salary” column of the “Summary Compensation Table” below. During fiscal 2010, Mr. Adams’ base salary increased from $335,000 to $500,000, effective September 11, 2009, in connection with his promotion to President and Chief Executive Officer. Mr. Shapiro’s base salary was negotiated and set at $300,000 in connection with his joining the Company as Vice President and Chief Financial Officer in February 2010. The other Named Executive Officers did not receive base salary increases during fiscal 2010 due to a company wide freeze on merit increases.

Annual Performance Based Awards. We believe that a substantial portion of our executive officers’ compensation should be variable and based on overall corporate financial performance, with the opportunity to earn additional awards in connection with superior business and individual performance.

Cash incentives for our executive officers are principally awarded through our Management Incentive Compensation Plan (the “MICP”). The MICP is designed to provide our key officers, including our Named Executive Officers, with appropriate incentives to achieve and exceed key annual business objectives by providing performance-based cash compensation in addition to their annual base salary. Under the terms of the MICP, participants are eligible to earn cash incentives based upon the achievement by the Company of the financial targets established by the Committee, which may be increased or decreased based upon the degree of achievement of each executive’s AIPs. Each participant’s target incentive amount is based upon a specified percentage of the participant’s annual base salary. Each participant is initially entitled to his target incentive amount if 100% of the specified performance targets (“Base Targets”) are achieved, subject to the AIP multiplier (also referred to below as personal performance multiplier) and overall review, approval and potential adjustment by the Committee. For fiscal 2010, the target incentive amounts for Messrs. Adams, Shapiro, and Moore were 100%, 50%, and 50% of base salary, respectively. Because of Mr. Hitt’s resignation and Mr. Marini’s retirement, no MICP payments were made to either of them for fiscal 2010.

Base Targets under the MICP are comprised of financial performance metrics, which are similar for each Named Executive Officer, and individual AIPs. The financial performance metrics for Messrs. Adams, Shapiro and Moore were the same and were based on the Company consolidated financial performance metrics. For fiscal 2010, the financial performance metrics for the Company consolidated business were based upon EBITDA and Debt Reduction (defined below), each 50% weighted. These metrics are substantially the same as those that are established for the incentive system of our other management personnel and salaried employees and reflect the Committee’s belief that these measures correlate to the Company’s strategic goals. The Committee sets the financial performance metrics and the AIPs for our Chief Executive Officer, and our Chief Executive Officer establishes the AIPs for all of the other senior management, including the Named Executive Officers, participating in the MICP. The Committee also considers our strategic plan and determines what achievement will be required on an annual basis to drive to our multi-year performance commitment. The Committee’s intention in setting the Base Targets for fiscal 2010 was to provide strong incentive for the executives to perform at a high level and create value for our owners in order for any annual incentives to be earned, thereby requiring an exceptional level of performance to attain or exceed the target level, without setting so high of targets that it would encourage excessive risk-taking to achieve them.

We define EBITDA as net income plus interest, income taxes, depreciation and amortization, plus adjustments for restructuring, stock based compensation expense, other expense, LIFO (income) expense, un-budgeted acquisitions, and other nonrecurring items, translated at constant currency as used for internal management reporting. For fiscal 2010, our Company Consolidated EBITDA target was $304.6 million. The Company Consolidated EBITDA finished the year at $278.0 million or 91% of plan, which would have generated a payout amount of 55% of the target. Debt Reduction is defined as the change in the Company’s total debt balance in a fiscal year. For fiscal 2010, our Company Consolidated Debt Reduction target was $81.5 million. The Committee concluded that the Company Consolidated Debt Reduction for fiscal 2010 was $117.3 million or 144% of plan, which would have generated a payout amount of 295% of the target. Together, under the formula, the financial performance factors of the MICP would have generated a payout amount of 175% of the target. After each fiscal year, the Company’s board of directors makes a determination as to whether the respective EBITDA and Debt Reduction targets were met, and determines the extent, if any, to which the target incentives should be paid based on these results and other factors. Under the MICP, if any acquisition or disposition of any business by the Company, merger, consolidation, split-up, spin-off, or any unusual or nonrecurring transactions or events affecting the Company, or the financial statements of the Company, or change in applicable laws, regulations, or accounting principles occurs such that an adjustment is determined by the Committee to be appropriate, then the Committee will, in good faith and in such manner as it may deem equitable, adjust the financial targets of the MICP or modify the payouts thereunder. The Chief Executive Officer recommended, and the Company’s board of directors determined to grant, a payout amount of 100% of target for the fiscal 2010 MICP, as this payout is more representative of the Company’s financial performance.

Aggregate incentives under the MICP are weighted to include both financial performance metrics as well as personal performance. As mentioned above, for fiscal 2010, the MICP has 100% weight on EBITDA and Debt Reduction (each 50% weighted), as related to financial performance, for Messrs. Adams, Shapiro and Moore, subject to a personal performance multiplier based on their individual performance. Once the financial results have been calculated under the MICP, each individual’s personal performance and AIPs are evaluated and the individual’s personal performance multiplier is applied against the individual’s target incentive amount. The personal performance multiplier ranges from 0% to 150%. This design aligns each Named Executive Officer’s individual performance with his compensation and the overall performance of the Company. For the Named Executive Officers to be eligible for a minimum incentive under the financial performance metrics, subject to adjustment in extraordinary circumstances, the Company must reach at least 90% of one of the respective metrics. However, there is no minimum incentive payable under the MICP even if 90% or more of the financial performance metrics are achieved because the incentive payment is subject to the personal performance multiplier, which could be 0%. The MICP also does not set a limit on the maximum incentive opportunity payable with respect to the financial performance-based portion of the incentive formula. Instead, the MICP provides that the percentage of the participant’s base incentive used to determine the participant’s financial performance elements of the incentive for the fiscal year will increase incrementally as the level of achievement increases.

The RBS Global board of directors reviewed Messrs. Adams, Shapiro and Moore’s level of personal performance and as a result established a personal performance multiplier for Messrs. Adams, Shapiro and Moore of 125%, 100% and 115%, respectively. Utilizing the financial targets and the personal performance multiplier results, the incentive payments for Messrs. Adams, Shapiro and Moore for fiscal 2010 were $625,000, $12,000 (pro-rated based on date of hire) and $248,700, respectively. The RBS Global board of directors believes the above targeted financial results and individual achievements are appropriately aligned with the incentive awards approved under the MICP.

Discretionary Bonuses. In addition to annual incentive awards under the MICP, the Committee has the authority and discretion to award additional performance-based compensation to our executives if the Committee determined that a particular executive has exceeded the objectives and/or goals established for such executive or made a unique contribution to the Company during the year. There were no incremental discretionary bonuses paid to our Named Executive Officers during fiscal 2010.

Long-Term Equity Incentive Awards. The Holdings Compensation Committee may, from time to time, approve the grant of equity awards to our Named Executive Officers and other officers, employees, directors and consultants. The Committee and the Holdings Compensation Committee believe that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and align the interests of our executives with those of our owners. These equity awards are generally subject to time-based and performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards encourage executives to maximize Company performance and create value for our owners without encouraging unreasonable risk taking. Equity awards are generally provided through grants of options to purchase shares of Rexnord Holdings’ common stock under the Rexnord Holdings 2006 Stock Option Plan, as amended (the “Option Plan”).

Among other things, the Holdings Compensation Committee decides which of our executives, employees, directors or consultants will receive awards under the Option Plan, the exercise price, vesting terms and such other terms or conditions as the Holdings Compensation Committee may determine, in its sole discretion, provided such terms are consistent with the provisions of the Option Plan. With respect to options granted to our Named Executive Officers, 50% of the options granted to each officer under the Option Plan vest on a pro-rata basis over five years, subject to continued employment. The other 50% vest annually over five years subject to the Company meeting pre-established annual and cumulative EBITDA and Debt Reduction targets. As is the case under the MICP, the Holdings Compensation Committee’s intention in setting the performance vesting targets for the options is that the Company has to perform at a high level and create value for its owners for any portion of the performance-based options to vest.

The fiscal 2010 performance targets for EBITDA and Debt Reduction were $304.6 million and $81.5 million, respectively. As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment to prevent dilution or enlargement of the economic benefits intended to be made available under the awards, as a result of certain corporate events, including acquisitions or divestitures.

In July 2009, the Holdings Compensation Committee granted stock options to Mr. Adams in recognition of his current contributions and expected future services to the Company, and in September 2009, it granted stock options to Mr. Adams in connection with his promotion to President and Chief Executive Officer. The Holdings Compensation Committee also granted stock options to Mr. Shapiro in February 2010 in connection with his being hired as Vice President and Chief Financial Officer. The Company believes that the size of the option awards to Messrs. Adams and Shapiro were appropriate and reasonable. The Committee did not grant stock options to the other Named Executive Officers in fiscal 2010. The corresponding number of stock options granted to our Named Executive Officers and the material terms of these options as of the end of our 2010 fiscal year are described below under “Narrative to Grants of Plan Based Awards.” For information regarding stock options granted to directors, see “Director Compensation” below.

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

Retirement Benefits. Each of our continuing Named Executive Officers participates in qualified defined benefit and/or defined contribution retirement plans maintained by the Company on substantially the same terms as our other participating employees.

The Company adopted the Rexnord Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2004 to provide participants with supplemental retirement and deferred compensation opportunities. Under the plan, during the term of each participant’s active employment with the Company, each participant’s account is credited annually as of each December 31 with a percentage of his base salary and annual MICP compensation and account balances are credited at an annual interest rate of 6.75%. Account balances become payable upon a termination of employment or in the event of death. Mr. Hitt was the only participant in the SERP during fiscal 2010. Mr. Hitt’s account balance under the SERP was distributed to him in fiscal 2010 in connection with his resignation. See the “Nonqualified Deferred Compensation” table below.

Under the terms of his employment agreement, Mr. Marini is entitled to receive a monthly supplemental retirement benefit commencing upon his retirement, so long as his employment was not terminated for “cause” (as defined in the employment agreement). The amount of the monthly supplemental retirement benefit, determined as of Mr. Marini’s retirement date (September 30, 2009), is an amount necessary to provide Mr. Marini with a monthly 60% joint and survivor annuity during Mr. Marini’s life after his retirement equal to the positive difference, if any, between $20,000 less his “existing retirement benefit” (as defined in the employment agreement). See “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Arrangements With Mr. Marini” below. The Company believes that the benefits to which Mr. Marini is entitled under those arrangements recognize his substantial past contributions to the Company (including his prior service with Zurn).

Severance Benefits. Messrs. Adams, Shapiro and Moore do not have specific severance or change in control agreements; rather, they are covered under a corporate severance policy that applies to our employees whose employment is involuntarily terminated under various conditions described in the plan document. The severance policy is intended to cover employees who are not entitled to severance benefits under an employment agreement and the benefits under the policy are generally available to all participants. We believe that it is appropriate to provide severance benefits to employees whose employment terminates in these circumstances and that doing so helps us attract and retain highly qualified employees.

The employment agreements that were in place at the beginning of fiscal 2010 with Messrs. Hitt and Marini provided that, among other things, the executive would be entitled to certain severance benefits in the event of a termination of employment during the term of the respective agreement if such termination was: (i) initiated by us without “cause” or (ii) initiated by the respective officer for “good reason” (each as defined in the respective agreements). We believe that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. During fiscal 2010, Mr. Hitt resigned and Mr. Marini retired from the Company. For information regarding the benefits they received upon their respective separations, see “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control” below.

Additional information concerning potential payments that may be made to the Named Executive Officers in connection with their termination of employment or a change in control of the Company is presented in “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control” below.

Other Personal Benefits. The Company and its subsidiaries provide the Named Executive Officers with personal benefits that the Company believes are reasonable, competitive and consistent with the overall compensation program. In that connection, the Committee has periodically reviewed the benefits provided to the Named Executive Officers.

In particular, during fiscal 2010, Messrs. Hitt and Moore received travel reimbursement in connection with travel to and from their respective principal residences, which are located out-of-state, and Mr. Hitt also received housing reimbursement in Milwaukee, Wisconsin. In addition, the Named Executive Officers either receive an automobile allowance or participate in an automobile leasing program.

Employment Agreements. The Company generally does not enter into employment agreements, including with its executive officers and, instead, enters into employment offer letters to set forth the terms and conditions of employment. The Company has, from time to time, entered into employment agreements with certain individuals, for example, in connection with acquisitions or significant transactions in order to retain key individuals. The Company entered into an employment agreement with Mr. Hitt on July 21, 2006 in connection with the Apollo acquisition and entered into an employment agreement with Mr. Marini on February 7, 2007 in connection with the Zurn acquisition. During fiscal 2010, the Company entered into additional arrangements with each of Mr. Hitt and Mr. Marini upon their respective separations from the Company. For more information regarding the employment offer letters, employment agreements and additional separation arrangements, see “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control” below.

Compensation Committee Actions Taken After Fiscal 2010

Effective April 19, 2010, Praveen R. Jeyarajah, a director of RBS Global, was appointed Executive Vice President – Corporate & Business Development of each of RBS Global and Rexnord LLC. Pursuant to his employment offer letter, Mr. Jeyarajah’s initial annual base salary is $400,000; he is eligible to participate in the MICP with an initial target bonus opportunity of 50% of base salary, to participate in other benefit programs of the Company and to receive grants of stock options under the Option Plan; and he will receive reimbursement of reasonable office expenses for an office located in Washington, D.C. In addition, in connection with his appointment, Mr. Jeyarajah’s outstanding options to purchase shares of common stock of Rexnord Holdings have been amended and restated to reflect his current position as Executive Vice President – Corporate & Business Development.

Compensation Committee Report on Executive Compensation

The Committee is currently composed of the four non-employee directors named at the end of this report. The Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to the Company’s board of directors that the Compensation Discussion and Analysis section be included in this Form 10-K.

Steven Martinez (Chair)

George M. Sherman

Laurence M. Berg

Damian Giangiacomo

Compensation Committee Interlocks and Insider Participation

Messrs. Berg, Giangiacomo and Martinez, whose names appear on the Compensation Committee Report above, became Compensation Committee members immediately following the Apollo acquisition in July 2006. Each of these directors is a partner of Apollo Management, L.P., the controlling stockholder of Rexnord Holdings. In fiscal 2010, we incurred $3.0 million of annual consulting fees payable to Apollo or its affiliates, pursuant to the management consulting agreement with Apollo. During fiscal 2010, the Company, Mr. Sherman and two entities controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC were parties to a consulting agreement. Messrs. Sherman and Jeyarajah were employed by the Cypress entities in fiscal 2010. In fiscal 2010, the Company reimbursed approximately $26,658 in out-of-pocket expenses to Mr. Sherman, whose name also appears on the above Compensation Committee Report. Mr. Jeyarajah, who served on the Compensation Committee during fiscal 2010, became an executive officer of the Company on April 19, 2010 and, in connection with that appointment, he ceased serving on the Compensation Committee and ceased serving with the Cypress Group. Out-of-pocket expenses of approximately $72,870 were reimbursed to Mr. Jeyarajah in fiscal 2010. Please see Part II, Item 8, Note 18 of the notes to consolidated financial statements and Part III, Item 13 for more information regarding the management consulting agreements with Apollo and Cypress. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity during the fiscal year ended March 31, 2010.

Executive Compensation Information

Summary Compensation Table

The following table presents information about the compensation of our “Named Executive Officers,” as such term is defined in SEC rules. For fiscal 2010, our Named Executive Officers include our current Chief Executive Officer (who also served as Chief Financial Officer for part of fiscal 2010), our current Chief Financial Officer and our other executive officer (who also served as Chief Financial Officer for part of fiscal 2010), as well as the former Chief Executive Officer who served during part of fiscal 2010 and a former executive officer who retired during fiscal 2010, neither of whom was employed by the Company at the end of fiscal 2010.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards * ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Todd A. Adams† President and Chief Executive Officer	2010	$419,827	$—	$—	$1,480,560	$625,000	$—	$11,811	$2,537,198
	2009	$278,031	$58,250	$—	$345,876	$141,750	$—	$17,888	$841,795

Michael H. Shapiro† Vice President and Chief Financial Officer	2010	$28,846	$—	$—	$444,126	$12,000	$—	$1,366	$486,338

George C. Moore† Executive Vice President	2010	$432,600	$—	$—	$—	$248,700	$—	$68,350	$749,650
	2009	$430,177	$—	$—	$—	$146,000	$—	$98,274	$674,451
	2008	$416,154	$—	$—	$494,147	$981,094	$—	$104,839	$1,996,234

Robert A. Hitt‡ Former President and Chief Executive Officer	2010	$287,500	$—	$—	$—	$—	$41,460	$1,037,385	$1,366,345
	2009	$593,577	$—	$—	$—	$310,000	$—	$316,000	$1,219,577
	2008	$575,000	$—	$—	$1,193,597	$1,813,271	$7,624	$182,647	$3,772,139

Alex P. Marini‡ Former President, Water Management Group	2010	$265,385	$—	$—	$—	$—	$62,087	$117,441	$444,913
	2009	$484,615	$—	$—	$—	$375,000	$—	$14,252	$873,867
	2008	$500,000	$—	$—	$1,741,426	$650,000	$—	$11,387	$2,902,813

*	Pursuant to SEC rules adopted in late 2009, the amounts in the “Option Awards” column for fiscal 2009 and 2008 have been revised from the Company’s prior disclosures to reflect the aggregate grant date fair value computed in accordance with Accounting Standards Codification Topic 718 (“ASC 718”) (formerly, Statement of Financial Accounting Standards No. 123(R), Share-Based Payment) of the options granted in the fiscal year. The “Total” column has been updated accordingly.
†	Mr. Adams served as Chief Financial Officer from April 1, 2008 until his appointment as President and Chief Executive Officer on September 11, 2009. From September 11, 2009 until February 15, 2010, Mr. Moore served as Acting Chief Financial Officer. Mr. Shapiro began serving as Vice President and Chief Financial Officer on February 15, 2010 and the information related to him in the table reflects his compensation since that date.
‡	Mr. Hitt resigned as an officer, employee and director of the Company effective as of September 11, 2009. Mr. Marini retired as an officer and employee of the Company effective as of September 30, 2009. The information in the table related to Messrs. Hitt and Marini reflects their respective compensation through that date and also includes certain post-separation compensation as indicated.
(1)	Salary reflects amounts actually paid during the fiscal year.

(2)	The amounts in column (f) reflect the grant date fair value computed in accordance with ASC 718 for option awards under the Option Plan made in each year. ASC 718 requires the Company to recognize compensation expense for stock options and other stock-related awards granted to our employees and directors based on the estimated fair value under ASC 718 of the equity instrument at the time of grant. For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of option awards contained in Part II Item 8, Note 15, Stock Options, to our audited consolidated financial statements included elsewhere in this Form 10-K. Equity-based awards are denominated in shares of common stock of Rexnord Holdings.
(3)	The amounts in column (g) represent the dollar amount payable as cash incentive awards under the Company’s MICP to the Named Executive Officers for the respective fiscal year’s performance.
(4)	The amounts disclosed in column (h) for Mr. Hitt represent the sum of the actuarial increase in the present value of each of his benefits under our Rexnord Non-Union Pension Plan (which was $38,108) plus interest on deferred compensation account balances under the SERP (which was $3,352) to the extent considered under SEC rules to be at above-market rates, all as reported by SEC disclosure rules. The change in the actuarial present value of the accrued pension benefit is based on the difference of the present value of the accrued benefit as of the March 31, 2010 measurement date (used for financial statement reporting purposes) and the present value of the accrued benefit as of the prior year measurement date (used for financial statement reporting purposes). Because of the decrease in discount rate used for financial statement reporting purposes from 7.00% to 6.00%, reflecting underlying market decreases in corporate bond rates, the actuarial present value of Mr. Hitt’s Rexnord Non-Union Pension Plan is higher at March 31, 2010 than the prior measurement date. Similarly, the decrease in underlying interest rates means that a portion (.75%) of the interest earned on Mr. Hitt’s deferred compensation balances is deemed to be at above market rates. The amount in column (h) for Mr. Marini for 2010 also represents the change in the actuarial present value of the aggregate accumulated pension benefit for Mr. Marini pursuant to the terms of his employment agreement and his benefit under the Rexnord Non-Union Pension Plan calculated as of March 31, 2010. See “Pension Benefits Table” below for a description of the supplemental retirement benefit and the aggregate pension benefits to which Mr. Marini is entitled under the Rexnord Non-Union Pension Plan.
(5)	For Mr. Adams, for fiscal 2010, column (i) includes a 401(k) matching contribution of $7,719, a 401(k) personal retirement account (“PRA”) contribution of $1,938 and an auto benefit of $2,154. For Mr. Shapiro, for fiscal 2010, column (i) includes an auto benefit of $1,366. For Mr. Moore, for fiscal 2010, column (i) includes a 401(k) matching contribution of $8,250, a PRA contribution of $2,995, commuting reimbursements of $27,189, an auto benefit of $14,208 and aggregate tax gross-ups of $15,708. For Mr. Hitt, for fiscal 2010, column (i) includes a 401(k) matching contribution of $3,420, a PRA contribution of $4,140, a contribution of $61,577 to the SERP, a temporary housing benefit of $18,404, commuting reimbursements of $9,536, an auto benefit of $1,962, Exec-U-Care benefits of $2,565, tax gross-ups in the aggregate of $32,463, severance benefits of $897,000 (all of which was expensed in fiscal 2010 and, therefore, reported here, even though the payments are made in 18 monthly installments commencing October 2009) and $6,318 for ongoing health coverage in accordance with his separation agreement. For Mr. Marini, for fiscal 2010, column (i) includes club dues of $1,872, an auto benefit of $1,369, a 401(k) matching contribution of $4,961, aggregate tax gross-ups of $1,651, $100,000 of cash fees earned in fiscal 2010 pursuant to a consultant agreement entered into upon his retirement from the Company and $7,588 for retiree medical benefits in accordance with his employment agreement and other arrangements entered into in connection with his retirement. For more information regarding compensation to Messrs. Hitt and Marini in connection with their respective separations from the Company, see “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control” below.

Narrative to Summary Compensation Table

The “Summary Compensation Table” above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2010, 2009 and 2008. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, long-term equity incentives consisting of stock options, cash incentive compensation and, for certain Named Executive Officers, a discretionary bonus, the change in pension value relating to our tax-qualified defined benefit plans and contract benefits and certain earnings relating to our nonqualified defined contribution plan and the SERP. Named Executive Officers also earned or were paid the other benefits, including certain post-separation benefits, listed in Column (i) of the “Summary Compensation Table,” as further described in footnote (5) to the table.

The “Summary Compensation Table” should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer’s offer letter, or employment agreement, as applicable, is provided in “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control” below. The “Grants of Plan-Based Awards in Fiscal 2010” table, and the description of the material terms of the stock options that follows it, provide information regarding the long-term equity incentives awarded to our Named Executive Officers in fiscal 2010. The “Outstanding Equity Awards at Fiscal 2010 Year-End” and “Option Exercises and Stock Vested in Fiscal 2010” tables provide further information regarding the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards. The “Pension Benefits Table” and related description of the material terms of our defined benefit plans describe each Named Executive Officer’s retirement benefits under our tax-qualified and nonqualified defined benefit plans and agreements to provide context to the amounts listed in the “Summary Compensation Table.” The “Nonqualified Deferred Compensation Plans” table and related description of the material terms of the SERP describe the benefits for Mr. Hitt under the SERP. The discussion under “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control” below is intended to further explain the arrangements under offer letters, employment agreements and other arrangements with the Named Executive Officers and the potential future payments that are, or may become, payable to our Named Executive Officers under certain circumstances, including the post-separation benefits payable to Messrs. Hitt and Marini.

Grants of Plan-Based Awards in Fiscal 2010

The following table presents information about grants of plan-based awards made to our Named Executive Officers during the fiscal year ended March 31, 2010.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(8) (#)	Exercise of Base Price of Option Awards(9) ($)	Grant Date Fair Value of Stock & Option Awards(10) ($)
		Threshold(2) ($)	Target(3) ($)	Maximum(4) ($)	Threshold(5) (#)	Target(6) (#)	Maximum(7) (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Todd A. Adams	7/30/2009	—	—	—	13,500	27,000	27,000	—	27,000	20.00	466,560
	9/11/2009	—	—	—	30,000	60,000	60,000	—	60,000	20.00	1,014,000
	—	250,000	500,000	—	—	—	—	—	—	—	—
Michael H. Shapiro	2/15/2010	—	—	—	11,250	22,500	22,500	—	22,500	20.00	444,126
		75,000	150,000		—	—	—	—	—	—	—
George C. Moore	—	108,150	216,300	—	—	—	—	—	—	—	—
Robert A. Hitt	—	—	—	—	—	—	—	—	—	—	—
Alex P. Marini	—	—	—	—	—	—	—	—	—	—	—

(1)	Amounts reflect target cash incentive awards under the MICP for the 2011 fiscal year for each Named Executive Officer. Actual amounts paid, if any, under the MICP for fiscal 2010 are included in the “Non-Equity Incentive Plan Compensation” column in the “Summary Compensation Table” above. Each Named Executive Officer would likely be eligible to participate in the MICP on similar terms with respect to future years of employment, although the amount of the target cash incentive award could change from year to year based on changes to base salary or other factors.

(2)	There is no minimum amount payable under the MICP. No payout is earned if either the Company fails to achieve the minimum targets for EBITDA and Debt Reduction, or if an individual receives a zero achievement on his personal performance multiplier. The Threshold amount is 50% of the Target amount and represents the amount payable under the MICP if 90% of the performance measures are met and a 1.0 personal performance multiplier is applied.
(3)	Represents the amount payable under the MICP if 100% of the performance measures are met and a 1.0 personal performance multiplier is applied, assuming each executive’s current annual salary, excluding any additional discretionary bonus which could be paid under the plan.
(4)	The MICP does not set a limit on the maximum incentive opportunity payable with respect to the financial performance-based portion of the incentive formula because the actual performance-based portion of our Named Executive Officers’ incentive may exceed 100% of their respective target incentive if the actual financial performance exceeds the specified Base Targets and the Committee so determines.
(5)	Represents the minimum number of option shares that would vest under the Named Executive Officer’s award under the Option Plan if the lowest performance threshold for vesting is satisfied.
(6)	Represents the number of option shares that would vest under the Named Executive Officer’s award under the Option Plan if 100% of the target performance for each metric under the plan is satisfied.
(7)	Represents the maximum number of options that could vest under the Named Executive Officer’s award under the Option Plan if the maximum performance threshold for vesting is satisfied.
(8)	Represents the portion (50%) of the options granted to each Named Executive Officer under the Option Plan not subject to performance-based vesting. These options vest in equal portions on the first five anniversaries of the grant date based upon continued employment.
(9)	The exercise price is the deemed fair market value of Rexnord Holdings stock on the date of grant, which is based on an annual valuation of the company performed by an independent third party.
(10)	This amount represents the grant date fair value of the option awards calculated in accordance with ASC 718. See also the discussion of option awards contained in Part II Item 8, Note 15, Stock Options, to our audited consolidated financial statements included elsewhere in this Form 10-K.

Narrative to Grants of Plan Based Awards

As described under “Compensation Discussion and Analysis – 2010 Executive Compensation Components – Annual Performance-Based Awards,” the MICP provides for cash incentive awards based on specified criteria. For Messrs. Adams, Shapiro and Moore, the goals are based on: the achievement of personal goals, referred to as “annual improvement priorities” or AIPs, the achievement of minimum annual EBITDA targets and the reduction of the Company’s debt by predetermined minimum levels (Debt Reduction). Messrs. Hitt and Marini did not receive payments under the MICP during fiscal 2010 due to their respective separations from the Company.

Under the Option Plan, the vesting criteria for 50% of all options granted to our Named Executive Officers including those options granted to Messrs. Adams and Shapiro in fiscal 2010, is based upon annual and cumulative EBITDA and Debt Reduction targets over a five-year period; the other 50% of such options vest in five equal amounts annually based on continued employment with the Company, subject to accelerated vesting or other modifications, as determined by the Holdings Compensation Committee. As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment (such as the number and kind of shares with respect to which options may be granted, the number and kind of shares subject to outstanding options, the exercise price with respect to any option and the financial or other targets specified in an option award agreement) appropriate to prevent dilution or enlargement of the economic benefits intended to be made available under the awards as a result of certain corporate events, including as a result of an acquisition or divestiture.

Outstanding Equity Awards at Fiscal 2010 Year-End

The following table presents information about outstanding and unexercised options held by our Named Executive Officers at March 31, 2010.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(3) (#)	Option Exercise Price ($)	Option Expiration Date(4)
(a)		(b)		(c)	(d)	(e)	(f)
Todd A. Adams	7/21/2006	13,683	(1)	—	—	$7.13	7/21/2016
	7/21/2006	20,764		6,921	6,921	$19.94	7/21/2016
	4/19/2007	19,836		7,934	11,901	$19.94	4/19/2017
	6/24/2008	4,320		8,640	8,640	$40.00	6/24/2018
	7/30/2009	—		27,000	27,000	$20.00	7/30/2019
	9/11/2009	—		60,000	60,000	$20.00	9/11/2019
Michael H. Shapiro	2/15/2010	—		22,500	22,500	$20.00	2/15/2020
George C. Moore	10/25/2006	3,461		6,921	6,921	$19.94	10/25/2016
	4/19/2007	5,824		11,648	17,472	$19.94	4/19/2017
Robert A. Hitt (5)	—	—		—	—	—	—
Alex P. Marini (6)	4/19/2007	82,098		—	—	$19.94	4/19/2017

(1)	Represents options granted by our predecessor to purchase common stock of RBS Global held by Mr. Adams which were converted into the right to purchase 13,683 shares of Rexnord Holdings common stock at a price per share of $7.13 in connection with the Apollo acquisition (“Roll-Over Options”).
(2)	Represents the unvested portion of the options granted to the Named Executive Officer under the Option Plan that vest based on continued employment in equal annual amounts on each of the first five anniversaries of the respective grant date.
(3)	Represents the unvested portion of the options granted to the Named Executive Officer under the Option Plan that are subject to performance-based vesting over five years from the date of grant subject to the Company meeting certain specific performance targets in that five-year period, which include both annual and cumulative EBITDA and Debt Reduction targets.
(4)	The option expiration date shown in column (f) above is the stated expiration date, and the latest date that the options may be exercised. The options may terminate earlier upon a termination of employment or in connection with a change in control of the Company.
(5)	All options held by Mr. Hitt prior to his resignation were terminated upon such resignation.
(6)	Pursuant to Mr. Marini’s employment agreement, separation agreement and consultant agreement, all options that were not vested upon the date of his retirement were terminated; the options that were vested as of the date of his retirement may continue to be exercised for 90 days after the termination of his consultancy. See “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Arrangements With Mr. Marini” below.

Narrative to the Outstanding Equity Awards

Outstanding options currently consist of Roll-Over Options (described above) granted to Mr. Adams in connection with the Apollo acquisition and incentive-based options granted to Messrs. Adams, Shapiro, Moore and Marini pursuant to the Option Plan. As discussed above, certain options held by Messrs. Hitt and Marini were terminated during fiscal 2010.

The options granted under the Option Plan may become fully vested if Rexnord Holdings experiences certain liquidity events as defined in the Option Plan.

Option Exercises and Stock Vested in Fiscal 2010

The following table provides information regarding exercises of option awards by our Named Executive Officers during the fiscal year ended March 31, 2010.

Option Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise(2) ($)
(a)	(b)	(c)
Todd A. Adams	—	—
Michael H. Shapiro	—	—
George C. Moore	27,854	1,671
Robert A. Hitt(3)	—	—
Alex P. Marini	—	—

(1)	Mr. Moore exercised 10,382 shares from his October 25, 2006 grant at a price of $19.94 per share and 17,342 shares from his April 19, 2007 grant at a price of $19.94 per share.
(2)	Computed based on the difference between the fair value of the underlying securities at exercise and the option exercise price.
(3)	Mr. Hitt did not exercise any options in fiscal 2010; however, pursuant to his separation agreement, he received a lump sum payment of $1,490,230 in consideration of the termination of 115,791 vested Roll-Over Options. See “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Arrangements with Mr. Hitt” below.

Pension Benefits Table

The following table presents information regarding the present value of accumulated benefits that may become payable to each of the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans as of March 31, 2010.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Todd A. Adams	—	—	$—	$—
Michael H. Shapiro	—	—	$—	$—
George C. Moore	—	—	$—	$—
Robert A. Hitt	Rexnord Non-Union Pension Plan	8.25	$148,831	$—
Alex P. Marini(2)	Rexnord Non-Union Pension Plan	35.00	$962,753	$133,937
	Supplemental Pension Benefit (Employment Agreement)	N/A	$1,203,077	$48,883

(1)	The amounts in column (d) represent the actuarial present value of each Named Executive Officer’s accumulated pension benefit under the respective pension plans in which they participated as of the March 31, 2010 measurement date used for financial statement reporting purposes. Participants in the Rexnord Non-Union Pension Plan are assumed to retire at age 65, the plan’s earliest termination date with unreduced benefits. Mr. Marini began collecting his pension and supplemental pension benefits on October 1, 2009. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Retirement Benefits” and in Part II, Item 8, Note 16, Retirement Benefits, of our audited consolidated financial statements.
(2)	Mr. Marini was a participant in the JBI Master Pension Plan, which was merged into the Rexnord Non-Union Pension Plan effective April 13, 2007. Mr. Marini’s employment with the Company commenced on February 7, 2007. Accordingly, the number of years of credited service represents former service with JBI and its affiliates. The payments in column (e) made to Mr. Marini from the qualified pension plan during the fiscal year include the lump sum return of his contributions to the plan in the amount of $93,208.

Narrative to Pension Benefits Table

Rexnord Non-Union Pension Plan. Benefit payments under the Rexnord Non-Union Pension Plan are generally based on final average annual compensation—including overtime pay, incentive compensation and certain other forms of compensation reportable as wages taxable for federal income tax purposes, but excluding severance payments, amounts attributable to our equity plans and any taxable fringe benefits—for the five years within the final ten years of employment prior to termination that produce the highest average. The plan’s benefits formula also integrates benefit formulas from prior plans of our former parent and JBI in which certain participants may have been entitled to participate. Benefits are generally payable as a life annuity for unmarried participants and on a 50% joint and survivor basis for married participants. The full retirement benefit is payable to participants who retire on or after age 65, and a reduced early retirement benefit is available to participants who retire on or after age 55 with 10 years of service. No offsets are made for the value of any social security benefits earned. During our 2004 fiscal year the Company froze credited service as of March 31, 2004 for Rexnord Industries, LLC participants. During fiscal 2010, the Company froze credited service as of December 31, 2009 for Zurn Industries, Inc. participants. As such, no additional benefits are accruing under this plan as of December 31, 2009.

Supplemental Pension Benefits for Mr. Marini. Under the terms of his employment agreement, Mr. Marini is entitled to receive a monthly supplemental retirement benefit in the form of a 60% joint and survivor annuity commencing upon his retirement, so long as his employment is not terminated for “cause” (as defined under the employment agreement). The amount of the monthly supplemental retirement benefit, determined as of Mr. Marini’s retirement date (September 30, 2009), is an amount necessary to provide Mr. Marini with a monthly 60% joint and survivor annuity during Mr. Marini’s life after his retirement equal to the positive difference, if any, between $20,000 less his “existing retirement benefit.” Mr. Marini’s “existing retirement benefit” is equal to the sum of (1) the aggregate monthly benefit that he is entitled to receive under all of the tax-qualified and non tax-qualified pension plans covering Mr. Marini during his employment with the Company and its affiliates and (2) the value of the lump sum payment he received under certain supplemental pension plans maintained by JBI upon the sale of JBI to affiliates of Apollo on February 7, 2007, assuming for purposes of the calculation, that the amount was not paid until his retirement and was paid in the form of a 60% joint and survivor annuity rather than in a lump sum. Regardless of the form in which the existing retirement benefits would be paid under the terms of the applicable plan, for purposes of the calculation under the agreement, each benefit is determined assuming that the benefit is payable in the form of a 60% joint and survivor annuity determined using the actuarial assumptions that are used under the Company’s tax-qualified defined benefit plan at the time of Mr. Marini’s retirement.

Pursuant to the foregoing, beginning in October 2009, Mr. Marini began receiving monthly payments of $6,431 and $8,147, respectively, under the qualified pension plan and the supplemental benefits provided pursuant to his employment agreement. See also “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Arrangements With Mr. Marini” below.

Nonqualified Deferred Compensation Table

The following table presents information regarding contributions to, earnings accrued under and distributions from our nonqualified defined contribution and other nonqualified deferred compensation plans during the fiscal year ended March 31, 2010.

Name	Plan Name	Executive Contribution in Last FY ($)	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)		(b)	(c)	(d)	(e)	(f)
Todd A Adams	Signing Bonus Plan	$—	$—	$—	$—	$97,599
Michael H. Shapiro	—	$—	$—	$—	$—	$—
George C. Moore	—	$—	$—	$—	$—	$—
Robert A. Hitt	SERP	$—	$61,577	$30,171	$734,059	$—
	Signing Bonus Plan	$—	$—	$—	$825,594	$—
Alex P. Marini	—	$—	$—	$—	$—	$—

(1)	The amount reported is included in column (i) of the Summary Compensation Table and represents a contribution for Mr. Hitt of $61,577 under the SERP.
(2)	Due to the underlying interest rates, a portion of the interest earned on Mr. Hitt’s deferred compensation balances is deemed to be at above market rates.

Narrative to the Nonqualified Deferred Compensation Table

Mr. Adams is (and prior to his resignation Mr. Hitt was) a participant in the Rexnord Special Signing Bonus Plan (the “Signing Bonus Plan”). The Company established the Signing Bonus Plan effective July 21, 2006 to provide for a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries who agreed to provide services to the Company following the date of its adoption (which was the date of the July 2006 Apollo acquisition). Bonuses become payable to participants upon the earliest to occur of: (i) a change in control of the Company, (ii) the participant’s separation from service or (iii) a date specified in the participant’s plan participation letter, which for Mr. Adams is within 30 days after November 25, 2012. Bonus amounts are not credited with interest or other earnings. None of the other Named Executive Officers is a participant in the Signing Bonus Plan. Mr. Hitt was paid his signing bonus of $825,594 in connection with his resignation on September 11, 2009.

The Company adopted the Rexnord Supplemental Executive Retirement Plan (“SERP”) on January 1, 2004. Mr. Hitt was the sole participant in the SERP during fiscal 2010. Under the SERP, on the date the plan was adopted, each participant was credited with a specified amount to his account, and during the term of each participant’s active employment with the Company thereafter, each participant’s account is credited annually as of each December 31 with a percentage of his compensation. Account balances are also credited with earnings at an annual interest rate of 6.75%. Participants are credited with a pro-rata contribution amount and interest in the year that the participant’s employment terminates. Benefits become payable upon a termination of employment or in the event of death. A “rabbi-trust” has been established to fund benefit obligations under the SERP. Mr. Hitt received a pro-rata contribution for his service during fiscal 2010 prior to his resignation and his account balance was distributed to him after his resignation in accordance with the plan provisions.

Employment-Related Agreements and Potential Payments Upon Termination or Change in Control

The Company generally does not enter into employment agreements, including with its executive officers and, instead, enters into employment offer letters to set forth the terms and conditions of employment. The Company has, from time to time, entered into employment agreements with certain individuals, for example, in connection with acquisitions or significant transactions in order to retain key individuals. The Company entered into an employment agreement with Mr. Hitt in 2006 in connection with the Apollo acquisition and entered into an employment agreement with Mr. Marini in 2007 in connection with the Zurn acquisition. In addition, during fiscal 2010, the Company entered into additional arrangements with each of Mr. Hitt and Mr. Marini upon their respective separations from the Company.

Offer Letters. The Company, through its subsidiaries, has entered into employment offer letters with Messrs. Adams, Shapiro and Moore.

Mr. Adams and the Company executed an employment offer letter on April 2, 2008 in connections with his appointment as the Company’s Chief Financial Officer. In September 2009, Mr. Adams was appointed President and Chief Executive Officer, at which time, his annual base salary increased to $500,000 and his target bonus under the MICP was set at 100% of his base salary. In addition, upon his appointment as President and Chief Executive Officer, he received a grant of options to purchase 120,000 shares of common stock of Rexnord Holdings.

In connection with being hired as Vice President and Chief Financial Officer, Mr. Shapiro executed an employment offer letter with the Company on February 1, 2010. This offer letter provided for, among other things, an initial base salary of $300,000; an opportunity to participate in the MICP with a target bonus of 50% of his base salary, to participate in other benefit programs and to receive grants of stock options under the Option Plan. In addition, in fiscal 2010, upon being hired, he received a grant of options to purchase 45,000 shares of common stock of Rexnord Holdings.

Mr. Moore and the Company executed an employment offer letter on July 27, 2006. This offer letter provided for an initial base salary of $400,000 for the first year of his employment and a base salary of $275,000 for the second year of his employment. The Company and Mr. Moore subsequently agreed to delay the reduction of Mr. Moore’s base salary for subsequent years of employment as was contemplated by the offer letter. Mr. Moore’s current annual base salary is $432,600.

Arrangements With Mr. Hitt

Employment Agreement. In connection with the Apollo acquisition, the Company entered into an agreement with Mr. Hitt, effective as of July 21, 2006. The agreement provided for an initial five-year term, subject to automatic extension for successive one-year periods thereafter unless either party delivered notice within specified notice periods. Under the agreement, Mr. Hitt’s initial annual base salary, which could be increased by our board of directors, was $575,000, and he was eligible to receive an incentive compensation award under the terms of the MICP. In addition, the agreement for Mr. Hitt provided for a stock option grant to purchase 230,706 shares of Rexnord Holdings common stock at an exercise price of $19.94 per share.

Under the terms of Mr. Hitt’s employment agreement, upon termination of employment either by us without cause or by Mr. Hitt for good reason (as defined in the agreement), he would be entitled to an amount equal to his stated annual base salary for a period of 18 months and, during such severance period, continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition to the foregoing, the employment agreement provided for additional benefits in the event of certain qualifying terminations within 18 months of a change in control (as defined in the employment agreement). Under the terms of the agreement, Mr. Hitt is prohibited from competing with us during the term of his employment and for a period of 24 months following termination of his employment.

Separation Agreement. As previously announced, Mr. Hitt resigned as Chief Executive Officer and as a director of RBS Global and Rexnord LLC, effective September 11, 2009. In connection therewith, the Company entered into an employment separation and general release agreement with Mr. Hitt. Pursuant to the terms of the separation agreement, Mr. Hitt provided consulting, transition and advisory services to the Company for 90 days following the separation date. Mr. Hitt is also entitled to receive a severance payment of $897,000, such payments are made in bi-weekly installments over 18 months commencing in October 2009 (the full amount of this payment was reported in the “Other Compensation” column of the “Summary Compensation Table” above because the entire amount was expensed by the Company in fiscal 2010). Mr. Hitt also continues to participate in the Company’s group health benefit plans and in the Exec-U-Care plan at the Company’s expense for up to 18 months following the separation date, subject to earlier termination upon his eligibility for participation in substantially similar plans of a subsequent employer or entity (the amounts received in fiscal 2010 pursuant to those benefits was reported in the “Other Compensation” column of the “Summary Compensation Table” above). In addition, if his continued coverage in the Company’s health benefit plans terminates at the end of the 18-month period (other than as a result of Mr. Hitt becoming eligible to participate in substantially similar plans of a subsequent employer or entity), the Company will reimburse Mr. Hitt’s premiums to continue medical insurance coverage for an additional 18-month period, up to $50,000 in the aggregate. The Company also reimburses Mr. Hitt’s costs of approved outplacement services for one year following his termination.

Pursuant to the separation agreement, Rexnord Holdings did not exercise its right to repurchase the 60,208 shares of Rexnord Holdings’ common stock owned by Mr. Hitt. In addition, Rexnord Holdings paid Mr. Hitt a lump sum cash payment of $1,490,230 in consideration of the termination of his 115,791 vested Roll-Over Options. All of the other outstanding stock options held by Mr. Hitt (both vested and unvested, totaling an aggregate of 311,175) terminated on the separation date without consideration. The separation agreement also includes a release by Mr. Hitt of claims against the Company and certain non-competition, non-solicitation and other restrictive covenants by Mr. Hitt in favor of the Company.

Other Termination Benefits. Upon his resignation, Mr. Hitt also received a distribution of $734,059, which was the amount in his SERP account, and a distribution of $825,594, which was the amount under the Special Signing Bonus Plan.

Arrangements With Mr. Marini

Employment Agreement. In connection with the Zurn acquisition, the Company entered into an employment agreement with Mr. Marini, effective February 7, 2007. The agreement provided for an initial term of employment through August 31, 2008, subject to automatic extensions for successive one-year periods thereafter unless either party delivered notice within specified notice periods. Under the agreement, Mr. Marini’s initial annual base salary was $500,000, which could be increased by the Company’s Chairman or Chief Executive Officer. Under the agreement, Mr. Marini was eligible to receive a discretionary bonus under the Company’s annual incentive plan established for each fiscal year commencing with fiscal 2008 with an annual cash target incentive opportunity for each fiscal year equal to 100% of his base salary. In addition, the agreement for Mr. Marini provided for a stock option grant to purchase 205,244 shares of Rexnord Holdings common stock at an exercise price of $19.94 per share.

Mr. Marini’s employment agreement provided that, upon retirement, Mr. Marini was entitled to receive a monthly supplemental retirement benefit in the form of a 60% joint and survivor annuity (described above under “Pension Benefits Table – Narrative to Pension Benefits Table– Supplemental Pension Benefits for Mr. Marini”) and certain retiree medical coverage under our retiree medical plan in effect upon his retirement, so long as his employment was not terminated for “cause” (as defined under the agreement) and he provided at least six months’ notice of his retirement, which he did in February 2009. Mr. Marini’s employment agreement also provided for certain other payments and benefits to Mr. Marini if his employment was terminated by us without cause or by Mr. Marini for good reason (in each case as defined in the agreement). Subject to certain limitations, under the agreement, Mr. Marini is prohibited from competing with us or soliciting our employees, customers, suppliers or certain other persons during the term of his employment and for a period of 24 months following termination of his employment.

Separation Agreement and Consultant Agreement. As previously announced, on February 16, 2009, Mr. Marini notified the Company that he would retire effective September 30, 2009. In connection with his retirement, on June 8, 2009, the Company entered into an employment separation and general release agreement and, on September 25, 2009, it entered into a consultant agreement with Mr. Marini.

The separation agreement confirms that Mr. Marini is entitled to receive the minimum pension benefit provided pursuant his employment agreement and that he and his spouse are entitled to certain retiree medical benefits in accordance with his employment agreement (the amount of retiree medical benefits paid in fiscal 2010 was reported in the “All Other Compensation” column of the “Summary Compensation Table” above). The separation agreement includes a release by Mr. Marini of claims against the Company and certain non-competition, non-solicitation and other restrictive covenants by Mr. Marini in favor of the Company.

The consultant agreement provides that Mr. Marini will provide up to 500 hours per year to provide services related to potential acquisitions, assisting the leader of the Water Management group and other employees in transition-related services and other duties as requested by the Company, its Chief Executive Officer or Board of Directors. In exchange for those services, Mr. Marini receives cash fees of $200,000 per year and reimbursement of reasonable and necessary travel costs and expenses. The initial term of the consultant agreement is 15 months beginning October 1, 2009 and terminating on December 31, 2010 and may be renewed for two additional one-year terms by mutual agreement of the parties. The consultant agreement also includes certain non-competition, non-solicitation and other restrictive covenants by Mr. Marini in favor of the Company.

With respect to the options to purchase 205,244 shares of Rexnord Holdings common stock held by Mr. Marini at the time of his retirement, the separation agreement and consultant agreement provide that: (1) any unvested options as of September 30, 2009 ceased vesting as of that date and (2) the vested options as of September 30, 2009 may continue to be exercised for 90 days following the expiration of Mr. Marini’s consulting term, subject to earlier termination in certain circumstances. The consultant agreement also provides that Mr. Marini may continue to own his shares of Rexnord Holdings common stock and that his stock subscription agreement remains in effect.

Other Potential Payments to Other Named Executive Officers. Messrs. Adams, Shapiro and Moore are covered under a corporate severance policy that applies to our employees whose employment is involuntarily terminated under various conditions described in the plan document. The severance policy is intended to cover employees who are not entitled to severance benefits under an employment agreement and the benefits under the policy are generally available to all participants.

In addition, upon a termination of employment or a change in control, Mr. Adams would be entitled to receive the $97,599 under the Special Signing Bonus Plan. The Special Signing Bonus Plan was established effective July 21, 2006 to provide for the award of a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries. All amounts under the Special Signing Bonus Plan are fully vested and payable to participants upon the earliest to occur of: (i) a change of control of the Company, (ii) the separation from service of the participant or (iii) a date specified for each participant (which is within 30 days after November 25, 2012 in the case of Mr. Adams).

Additionally, in the event of a change in control, the Option Plan permits the Committee to take one of a series of actions, including causing outstanding option grants to be subject to accelerated vesting or repurchase by the Company.

Director Compensation

The table below summarizes the compensation we paid to persons who were non-employee directors of the Company for the fiscal year ended March 31, 2010. Director fees were paid for board service related to the RBS Global board of directors.

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George M. Sherman	$298,000	$—	$—	$—	$—	$—	$298,000
Laurence M. Berg	$48,000	$—	$—	$—	$—	$—	$48,000
Peter P. Copses	$48,000	$—	$—	$—	$—	$—	$48,000
Damian J. Giangiacomo	$48,000	$—	$—	$—	$—	$—	$48,000
Praveen R. Jeyarajah	$148,000	$—	$1,291,008	$—	$—	$—	$1,439,008
Steven Martinez	$48,000	$—	$—	$—	$—	$—	$48,000
John S. Stroup	$49,000	$—	$38,880	$—	$—	$—	$87,880

(1)	The amounts in column (d) reflect the grant date fair value computed in accordance with ASC 718 for option awards under the Option Plan. ASC 718 requires the Company to recognize compensation expense for stock options and other stock-related awards granted to our employees and directors based on the estimated fair value under ASC 718 of the equity instrument at the time of grant. For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of option awards contained in Part II Item 8, Note 15, Stock Options, to our audited consolidated financial statements included elsewhere in this Form 10-K. Equity-based awards are denominated in shares of common stock of Rexnord Holdings.

Except for options granted to Messrs. Jeyarajah and Stroup discussed below, no options were granted to non-employee directors in fiscal 2010. The following table presents the aggregate number of outstanding unexercised options (including, in the case of Messrs. Sherman, Jeyarajah and Stroup, options that have not yet vested) held by each of our non-employee directors as of March 31, 2010.

Director	Number of Options Outstanding
George M. Sherman (*)	831,144
Laurence M. Berg	10,000
Peter P. Copses	10,000
Damian J. Giangiacomo	10,000
Praveen R. Jeyarajah	186,450
Steven Martinez	10,000
John S. Stroup	4,500

(*)	These include options granted to Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, entities over which Mr. Sherman has sole voting and dispositive power.

Narrative to Directors’ Compensation Table

In fiscal 2010, we paid certain fees to our non-employee directors. In addition, directors are eligible to receive equity-based awards from time to time on a discretionary basis. Directors who are also employees of the Company receive no additional compensation for their service as directors.

In fiscal 2010, Messrs. Sherman, Berg, Copses, Giangiacomo, Jeyarajah and Martinez received an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $2,000 for each board meeting attended in person. With respect to Messrs. Berg, Copses, Giangiacomo and Martinez (i.e. the directors appointed by Apollo), the amount of fees are set forth in the stockholders agreements executed at the time at the Apollo transaction. Fifty percent of the meeting fee is paid for board meetings attended by teleconference. Mr. Stroup receives annual cash compensation comprised of (i) a $35,000 annual fee, (ii) fees of $2,500 per board meeting attended and (iii) committee attendance fees of $1,000 per meeting. In addition, in fiscal 2010, Mr. Sherman received a fee of $250,000 for his service as Chairman of the Board and Mr. Jeyarajah received a fee of $100,000 for his service as Chairman of the Executive Committee of the Board. The cash retainer and meeting and chairmanship fees paid to non-employee directors described above will remain the same for fiscal 2011.

In addition, in connection with his service as Chairman of the Executive Committee, Mr. Jeyarajah received a grant of options to purchase 130,743 shares of Rexnord Holdings common stock, with an exercise price of $20.00 per share, under the Option Plan. With respect to the option grant, which was made in October 2009, 70% of the options vest on a pro-rata basis over three years, subject to continued service as a director. The other 30% vest annually over three years, subject to the Company meeting pre-established annual and cumulative EBITDA and Debt Reduction targets. As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment to prevent dilution or enlargement of the economic benefits intended to be made available under the awards, as a result of certain corporate events, including acquisitions or divestitures. As discussed in “Compensation Discussion and Analysis–Compensation Committee Actions Taken After Fiscal 2010” above, in connection with his appointment as Executive Vice President – Corporate & Business Development, all of Mr. Jeyarajah’s outstanding options to purchase shares of common stock of Rexnord Holdings (including the October 2009 grant) were amended and restated to reflect his current position.

On July 30, 2009, Mr. Stroup received a grant of options to purchase 4,500 shares of Rexnord Holdings common stock, with an exercise price of $20.00 per share, under the Option Plan. These options vest on a pro-rata basis over three years, subject to continued service as a director.

On July 22, 2006, we entered into the Cypress agreement, as described in Part II Item 8, Note 18, Related Party Transactions, of the consolidated financial statements. Under the terms of the agreement, options to purchase 130,743 and 148,720 shares of Rexnord Holdings common stock were granted to Cypress and Mr. Sherman, respectively. Pursuant to the Option Plan, 50% of the options vest based on continued service in equal annual amounts on the first five anniversaries of February 7, 2007, the date of the Zurn acquisition, and the remaining 50% of the options are subject to performance-based vesting over five years, subject to the Company meeting certain specific performance targets in each of the fiscal years 2008 though 2012, which include both annual and cumulative EBITDA and Debt Reduction targets. Under the agreement, Mr. Sherman is also entitled to reimbursement for all reasonable travel and other expenses incurred in connection with our business. In order that the Company could grant additional options under the Option Plan, in October 2009, at the request of Cypress, the Company cancelled Cypress’ options to purchase 130,743 shares of Rexnord Holdings common stock and all rights thereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

RBS Global and Rexnord LLC are 100% owned (indirectly through Chase Acquisition I, Inc.) by Rexnord Holdings. The following table sets forth information regarding the beneficial ownership of Rexnord Holdings common stock, as of March 31, 2010, and shows the number of shares and percentage owned by each person known to beneficially own more than 5% of the common stock of Rexnord Holdings, each of our current executive officers, certain former executive officers to the extent they are named in the “Summary Compensation Table” in item 11 above, each member of the Board of Directors of RBS Global and Rexnord LLC, and all of our current executive officers and members of our Boards of Directors as a group.

Name of Beneficial Owner		Shares	Ownership Percentage
Apollo Management, L.P.	(1)	15,027,277	90.2%
George M. Sherman	(2)	1,209,202	7.3%
Todd A. Adams	(3)	66,709	*
Michael H. Shapiro		—	*
George C. Moore	(4)	85,936	*
Laurence M. Berg	(5)(10)	10,000	*
Peter P. Copses	(6)(10)	10,000	*
Damian J. Giangiacomo	(7)(10)	10,000	*
Praveen R. Jeyarajah	(8)	57,985	*
Steven Martinez	(9)(10)	10,000	*
John S. Stroup		—	*

Current directors and executive officers as a Group (10 persons)	(11)	1,459,832	8.7%

Robert A. Hitt		60,208	*
Alex Marini	(12)	109,598	*

*	Indicates less than one percent
(1)

Represents 7,883,506 shares owned by Rexnord Acquisition Holdings I, LLC and 7,143,771 shares owned by Rexnord Acquisition Holdings II, LLC. Apollo Management VI, L.P. (“Management VI”) is the manager of Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition II, LLC. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI and Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VI LLC. Each of Management VI, AIF VI LLC and Apollo Management disclaims beneficial ownership of the shares owned by Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, except to the extent of any pecuniary interest therein. The address of each of Management VI, AIF VI LLC and Apollo Management is c/o Apollo Management L.P., 9 West 57th Street, New York, NY 10019.

Leon Black, Joshua Harris and Marc Rowan effectively have the power to exercise voting and investment control over Apollo Management, with respect to the shares held by the Apollo funds. Each of Messrs. Black, Harris and Rowan disclaim beneficial ownership of such shares.

(2)	Includes 131,877 shares held by Mr. Sherman and 559,509 shares held by Cypress Industrial Holdings, LLC, over which Mr. Sherman has sole voting and dispositive power. Includes options to purchase 296,804 and 221,012 shares held by Mr. Sherman, Cypress Industrial Holdings, LLC and Cypress Group, LLC, respectively, that are exercisable within 60 days and over which Mr. Sherman has sole voting and dispositive power.
(3)	Includes options to purchase 58,603 shares held by Mr. Adams that are exercisable within 60 days.
(4)	Includes 1,800 shares owned by Mr. Moore’s children, over which Mr. Moore has sole voting power. Also includes options to purchase 9,285 shares held by Mr. Moore that are exercisable within 60 days.
(5)	Represents options to purchase 10,000 shares held by Mr. Berg that are exercisable within 60 days.
(6)	Represents options to purchase 10,000 shares held by Mr. Copses that are exercisable within 60 days.
(7)	Represents options to purchase 10,000 shares held by Mr. Giangiacomo that are exercisable within 60 days.
(8)	Includes options to purchase 27,854 shares held by Mr. Jeyarajah that are exercisable within 60 days.

(9)	Represents options to purchase 10,000 shares held by Mr. Martinez that are exercisable within 60 days.
(10)

Each of the persons affiliated with Apollo who is also a partner or senior partner of Apollo may be deemed a beneficial owner of the shares owned by Apollo due to his status as an affiliate of Apollo. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, NY 10019.

(11)	Includes an aggregate of options to purchase 735,654 shares that are exercisable within 60 days held by all of our directors and executive officers as a group.
(12)	Includes options to purchase 82,098 shares held by Mr. Marini that are exercisable within 60 days

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes above, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Shares of stock of Rexnord Holdings other than those held by Apollo are subject to certain transfer and other restrictions as set forth in the stockholders agreements entered into at the time of the Apollo transactions. For more information about the stockholders agreements, see Item 13, below, of this annual report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company’s equity compensation as of March 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,498,666	$18.25	312,860
Equity compensation plans not approved by security holders	—	—	—
Total	2,498,666	$18.25	312,860

1)	Includes 393,413 of Rollover Options and 2,105,253 options granted under the 2006 Stock Option Plan of Rexnord Holdings, Inc. For further details on options, see Part II Item 8, Note 15 Stock Options of the notes to the consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationship and Related Transactions

Management Service Fees

The Company has a management services agreement with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, which became effective July 22, 2006 (and was amended and restated on February 7, 2007), the Company incurred $3.0 million of costs during the year ended March 31, 2010, plus out-of-pocket expenses. Unless the parties mutually agree to an earlier termination, this agreement will remain in effect for a term of twelve years, and shall automatically extend for successive one year terms thereafter, unless notice is given as set forth in the agreement. In addition, Apollo’s obligation to provide services under the agreement shall continue through and until the earlier of (i) the expiration of the term as defined above, (ii) a change of control or (iii) an initial public offering (as these terms are defined in the agreement).

Consulting Services

Rexnord LLC has had a management consulting agreement (the “Cypress Agreement”) with Mr. George Sherman, a director of Rexnord LLC and the Chairman of the Board of RBS Global, and two entities controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, since July 21, 2006. Effective February 7, 2007, the Cypress Agreement was amended and restated. The amended and restated agreement provides that Mr. Sherman has a right to serve as a director of Rexnord LLC and as Non-Executive Chairman of the Board of Directors of RBS Global and Rexnord Holdings. The amended and restated agreement also eliminated the annual consulting fees payable to Mr. Sherman and/or Cypress, but maintained provisions for the reimbursement of certain out-of-pocket expenses incurred in connection with performing the agreement. During fiscal 2010, Mr. Sherman did not receive consulting fees under the Cypress Agreement; he did, however, receive fees for serving on the Company’s board of directors, including a $250,000 for serving as Chairman of the Board. In addition, options to purchase 130,743 shares of Rexnord Holdings stock previously granted to Cypress in connection with the consulting agreement were cancelled, at Cypress’ request, in October 2009. See the section entitled “Director Compensation” in Item 11 above.

During the year ended March 31, 2010, the Company paid fees of approximately $0.7 million for consulting services provided by Next Level Partners, L.L.C. (“NLP”), an entity that is controlled by certain minority shareholders of the Company. NLP provided consulting services to the Company related primarily to lean manufacturing processes, consolidation and integration of operations, strategic planning and recruitment of managers and executives.

Stockholders Agreements

Pursuant to two stockholders agreements, entered into in connection with the consummation of the Apollo transaction, between Rexnord Holdings, the Apollo Group, certain other stockholders of Rexnord Holdings, Cypress Industrial Holdings, LLC and/or George M. Sherman: (1) as long as the Apollo Group owns any shares of Rexnord Holdings common stock, it has the right to nominate a majority of the Rexnord Holdings board of directors and (2) Mr. Sherman has the right to serve as a director of Rexnord Holdings until he resigns as a director or ceases to serve the Company under the consulting agreement with Cypress. While those agreements do not expressly require a particular composition of the RBS Global or Rexnord LLC boards of directors, the composition of the RBS Global board of directors currently mirrors that of the Rexnord Holdings board of directors. In addition, pursuant to the Cypress Agreement, Mr. Sherman has agreed to serve as a director of Rexnord LLC and as Non-Executive Chairman of the Board of Directors of each of RBS Global and Rexnord Holdings. The stockholders agreements also include other provisions which, among other things, provide (for non-Apollo stockholders) restrictions on transfer, certain registration and “tag along” rights and certain rights of repurchase.

Consulting and Other Post-Employment Arrangements

Mr. Hitt, a former executive officer of the Company named in the “Summary Compensation Table” in Item 11 above, resigned in fiscal 2010. In connection with his resignation, the Company entered into an employment separation and release agreement with Mr. Hitt, effective September 11, 2009. For more information, see the section entitled “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Arrangements With Mr. Hitt” in Item 11 above.

Mr. Marini, a former executive officer of the Company named in the “Summary Compensation Table” in Item 11 above, retired in fiscal 2010. In connection with his retirement, on June 8, 2009, the Company entered into an employment separation and general release agreement and, on September 25, 2009, it entered into a consultant agreement with Mr. Marini. For more information, see the section entitled “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Arrangements With Mr. Marini” in Item 11 above.

Debt Transactions and Purchases of Debt Securities

From time to time, Apollo and our directors and executive officers have purchased debt securities from, or financed borrowings involving, the Company. The following paragraphs describe any such transactions that occurred during fiscal 2010.

During fiscal 2010, Cypress Group Holdings II, LLC, an entity controlled by Mr. Sherman, purchased approximately $2.1 million (approximately $2.5 million face value or 0.8333% of the total commitment) of the senior subordinated notes due 2016 of RBS Global.

During fiscal 2010, Mr. Adams, a director and President and Chief Executive Officer of the Company, purchased approximately $0.1 million (approximately $0.1 million face value or 0.1% of the total commitment) of the Company’s senior subordinated notes due 2016.

During fiscal 2010, Mr. Jeyarajah, while he was an employee of Cypress and a director of RBS Global, purchased approximately $0.2 million (approximately $0.2 million face value or 0.1% of the total commitment) of the senior subordinated notes due 2016 of RBS Global. In April 2010, Mr. Jeyarajah became an executive officer of the Company and ceased his employment with Cypress.

In addition, Apollo and Messrs. Sherman, Jeyarajah, Moore, and Adams have purchased debt securities in prior years. Please see Part II Item 8, Note 18 Related Party Transactions for more details on such purchases.

Dividends to Rexnord Holdings

In connection with the tender of $243.6 million of Rexnord Holdings’ PIK Toggle Senior Indebtedness (face value) in the April 2009 exchange offer, the Company issued approximately $130.6 million of face value of 2009 9.50% Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding 2009 9.50% Notes issued) to Rexnord Holdings. Additionally, on October 13, 2009, the Company paid a $30.0 million cash dividend to Rexnord Holdings, substantially all of which was used to retire $43.8 million of outstanding face value PIK Toggle Senior Indebtedness due 2013 held by Apollo for $28.0 million in cash (the purchase price of the notes was based on indicative market values for similar issuers).

Other

The Company makes cash payments to Chase Acquisition I Inc. and Rexnord Holdings to enable them to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to the Company subsidiaries’ income and (ii) franchise taxes and other fees required to maintain their legal existence.

The Company’s engineering and sourcing center in Zhuhai, China has an agreement with Bath Acquisition Corp. (“Bath”) (the former bath segment of Jacuzzi Brands, Inc., which was purchased by an Apollo affiliate) to perform certain sourcing, engineering and product development services which are reimbursed based on actual costs incurred by the Company. The Company earned $0.2 million during fiscal 2010 for services rendered under this agreement. At March 31, 2010 the Company had an outstanding receivable from Bath in the amount of $0.1 million.

Director Independence

The board of directors has not made a determination, under the New York Stock Exchange’s (or any other) definition of independence, as to whether each director is “independent” because all of the members of our board have been appointed by the majority stockholder of our indirect parent, Rexnord Holdings. The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed, including reimbursement of actual expenses, by Ernst & Young LLP for professional services rendered for the reviews of our quarterly reports on Form 10-Q, and for the audit of our financial statements and consents for the fiscal years ended March 31, 2010 and 2009 were $1,526,000 and $1,608,000, respectively.

Audit-Related Fees

Ernst & Young LLP billed us $200,000 and $287,000 in fiscal 2010 and 2009, respectively, for audit-related services and other consultation services not associated with the audit process.

Tax Fees

The aggregate tax fees billed by Ernst & Young for tax services rendered to us during fiscal 2010 and 2009 were $226,000 and $351,000, respectively. The tax services rendered to us by Ernst & Young LLP were for domestic tax compliance, foreign tax compliance and tax consulting.

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

The Audit Committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit, statutory audits and tax work to be performed by the Company’s independent registered public accounting firm for the next fiscal year. With respect to other permitted services, management defines and presents specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project thresholds and annual thresholds. In assessing requests for services by the independent registered public accounting firm, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon its familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. In making its recommendation to ratify the appointment of Ernst & Young LLP as our auditor for the current fiscal year, the Audit Committee has considered whether the non-audit services provided by them are compatible with maintaining their independence. At each Audit Committee meeting, the Chief Financial Officer reports to the Audit Committee regarding the aggregate fees for which the independent registered public accounting firm has been engaged for such engagements, projects and categories of services compared to the approved amounts.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2010, 2009 and 2008 and consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.

The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2010, 2009 and 2008 consist of the following:

Schedule II – Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2008:
Valuation allowance for trade and notes receivable	$7.4	$2.6	$0.3	$0.3	$(1.7)	$8.9
Valuation allowance for excess and obsolete inventory	18.3	8.4	—	1.0	(5.9)	21.8
Valuation allowance for income taxes	85.5	6.9	—	3.0	(4.6)	90.8

Fiscal Year 2009:
Valuation allowance for trade and notes receivable	8.9	4.7	—	(0.2)	(4.3)	9.1
Valuation allowance for excess and obsolete inventory	21.8	17.2	—	(0.9)	(7.3)	30.8
Valuation allowance for income taxes	90.8	53.5	—	—	(11.0)	133.3

Fiscal Year 2010:
Valuation allowance for trade and notes receivable	9.1	0.3	0.2	0.1	(0.1)	9.6
Valuation allowance for excess and obsolete inventory	30.8	7.1	0.5	0.1	(6.5)	32.0
Valuation allowance for income taxes	133.3	7.8	—	0.4	(16.4)	125.1

(1)	Uncollectible amounts, dispositions charged against the reserve and utilization of net operating losses.

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.

(a) (3) Exhibits.

See (b) below

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Agreement and Plan of Merger, by and among Chase Acquisition I, Inc., Chase Merger Sub, Inc., RBS Global, Inc. and TC Group, L.L.C, dated as of May 24, 2006. The Registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.1 to the Commission upon request.	Exhibit 2.1 to Form 8-K/A filed by the registrants on July 27, 2006.

2.2	Purchase Agreement, dated as of October 11, 2006, between RBS Global, Inc. and Jupiter Acquisition, LLC.	Exhibit 2.2 to Form 10-Q filed by the registrants on November 8, 2006.

2.3	Stock Purchase Agreement dated as of September 27, 2002, by and among RBS Acquisition Corporation, Invensys plc, BTR Inc., BTR (European Holdings) BV, BTR Industries GmbH, Dunlop Vermögensverwaltungsgesellschaft GmbH, Brook Hansen Inc., Invensys France SAS, Invensys Holdings Ltd., Hansen Transmissions International Ltd., Hawker Siddeley Management Ltd. and BTR Finance BV. The registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.3 to the Commission upon request.	Exhibit 2.1 to Form S-4 Registration Statement (SEC File No. 33-10242) filed by the registrants.

2.4	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord Corporation, Hamilton Sundstrand Corporation and The Falk Corporation. The registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.4 to the Commission upon request.	Exhibit 99.2 to Form 8-K filed by the registrants on May 19, 2005.

2.5	Merger Agreement by and among Zurn Industries, LLC, Zurn Acquisition Sub Inc., GA Industries, Inc. and Certain Shareholders dated as of December 20, 2007.	Exhibit 10.1 to Form 8-K filed by the registrants on December 21, 2007.

3.1(a)	Form of Amended and Restated Certificate of Incorporation of RBS Global, Inc., as further amended.	Exhibit 3.1 to Form 10-K filed by the registrants on May 23, 2008.

3.1(b)	Amendment of the Certificate of Incorporation of RBS Global, Inc. dated October 29, 2008.	Exhibit 3.1(A) to Form 10-K filed by the registrants on May 29, 2009.

3.2	Certificate of Formation of Rexnord LLC.	Exhibit 3.2 to Form S-4 Registration Statement (SEC File No. 33-140040) filed by the registrants.

3.3	Amended and Restated By-Laws of RBS Global Inc. as adopted on May 20, 2008.	Exhibit 3.29 to Form 10-K filed by the registrants on May 29, 2009.

3.4	Amended and Restated Limited Liability Company Agreement of Rexnord LLC adopted May 20, 2008.	Exhibit 3.30 to Form 10-K filed by the registrants on May 29, 2009.

4.1(a)	Senior Note Indenture with respect to the 8 7/8% Senior Notes due 2016, among RBS Global, Inc., Rexnord LLC and Wells Fargo Bank, National Association, dated as of February 7, 2007.	Exhibit 10.14 to Form S-4/A Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.1(b)	First Supplemental Indenture with respect to the 8 7/8 % Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.	Exhibit 10.15 to Form S-4/A Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.1(c)	Second Supplemental Indenture with respect to the 8 7/ 8 % Senior Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.	Exhibit 4.3 to Form 10-K filed by the registrants on May 25, 2007.

4.1(d)	Third Supplemental Indenture with respect to the 8 7/8 % Senior Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of February 1, 2008.	Exhibit 10.2 to Form 10-Q filed by the registrants on February 5, 2008.

4.1(e)	Fourth Supplemental Indenture, dated as of April 20, 2010, to the Indenture dated as of February 7, 2007, respecting RBS Global, Inc.’s and Rexnord LLC’s 8 7/8 % Senior Unsecured Notes due 2016, among RBS Global, Inc., Rexnord LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	Exhibit 4.3 to Form 8-K filed by the registrants on April 21, 2010.

4.1(f)	Registration Rights Agreement with respect to the 8 7/8 % Senior Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.	Exhibit 10.16 to Form S-4/A Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.1(g)	Form of Unrestricted Global Note evidencing the 8 7/8% Senior Notes due 2016.	Exhibit 4.6 to Form S-4 Registration Statement (SEC File No. 33-141121) filed by the registrants.

4.2(a)	Senior Note Indenture with respect to the 9 1/2% Senior Notes due 2014, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.	Exhibit 4.1 to Form 8-K/A filed by the registrants on July 27, 2006.

4.2(b)	First Supplemental Indenture with respect to the 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.	Exhibit 4.2 to Form 8-K/A filed by the registrants on July 27, 2006.

4.2(c)	Second Supplemental Indenture with respect to the 9 1/ 2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.	Exhibit 4.14 to Form S-4/A Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.2(d)	Third Supplemental Indenture with respect to the 9 1/2 % Senior Notes due 2014, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.	Exhibit 4.9 to Form 10-K filed by the registrants on May 25, 2007.

4.2(e)	Fourth Supplemental Indenture with respect to the 9 1/ 2 % Senior Notes due 2014, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of February 1, 2008.	Exhibit 10.1 to Form 10-Q filed by the registrants on February 5, 2008.

4.2(f)	Fifth Supplemental Indenture, dated as of April 20, 2010, to the Indenture dated as of July 21, 2006, respecting RBS Global, Inc.’s and Rexnord LLC’s 9 1/2 % Senior Unsecured Notes due 2014, among RBS Global, Inc., Rexnord LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	Exhibit 4.1 to Form 8-K filed by the registrants on April 21, 2010.

4.2(g)	Registration Rights Agreement with respect to the 9 1/ 2% Senior Notes due 2014, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.	Exhibit 4.5 to Form 8-K/A filed by the registrants on July 27, 2006.

4.2(h)	Registration Rights Agreement with respect to the Additional 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, UBS Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated February 7, 2007.	Exhibit 4.15 to Form S-4/A Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.2(i)	Form of Unrestricted Global Note evidencing the 9 1/2% Senior Notes due 2014.	Exhibit 4.5 to Form S-4 Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.3(a)	Senior Subordinated Note Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.	Exhibit 4.6 to Form 8-K/A filed by the registrants on July 27, 2006.

4.3(b)	First Supplemental Indenture with respect to the 11 3/ 4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, dated as of July 21, 2006.	Exhibit 4.7 to Form 8-K/A filed by the registrants on July 27, 2006.

4.3(c)	Second Supplemental Indenture with respect to the 11 3/ 4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.	Exhibit 4.16 to Form S-4/A Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.3(d)	Third Supplemental Indenture with respect to the 11 3/ 4% Senior Subordinated Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.	Exhibit 4.16 to Form 10-K filed by the registrants on May 25, 2007.

4.3(e)	Fourth Supplemental Indenture with respect to the 11 3/ 4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 1, 2008.	Exhibit 10.3 to Form 10-Q filed by the registrants on February 5, 2008.

4.3(f)	Registration Rights Agreement with respect to the 11 3/ 4% Senior Subordinated Notes due 2016, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.	Exhibit 4.10 to Form 8-K/A filed by the registrants on July 27, 2006.

4.3(g)	Form of Unrestricted Global Note evidencing the 11 3/4% Senior Subordinated Notes due 2016.	Exhibit 4.11 to Form S-4 Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.4(a)	Senior Subordinated Note Indenture, with respect to the 10 1/8% Senior Subordinated Notes due 2012, by and among Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of November 25, 2002.	Exhibit 4.1 to Form S-4 Registration Statement (SEC File No. 33-10242) filed by the registrants.

4.4(b)	Second Supplemental Indenture, with respect to the 10 1/8% Senior Subordinated Notes due 2012, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of dated as of June 19, 2006.	Exhibit 4.1 to Form 8-K filed by the registrants on June 19, 2006.

4.5(a)	Indenture with respect to the 9 1/2 % Senior Notes due 2014, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of April 29, 2009.	Exhibit 4.1 to Form 8-K filed by the registrants on April 30, 2009.

4.5(b)	First Supplemental Indenture, dated as of April 20, 2010, to the Indenture dated as of April 29, 2009, respecting RBS Global, Inc.’s and Rexnord LLC’s 9 1/2% Senior Unsecured Notes due 2014, among RBS Global, Inc., Rexnord LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	Exhibit 4.1 to Form 8-K filed by the registrants on April 21, 2010.

4.5(c)	Registration Rights Agreement, dated as of April 29, 2009, with respect to the offers to exchange (A) RBS Global Inc.’s and Rexnord LLC’s (collectively “Guarantors”) new 9 1/2% Senior Notes due 2014 (the “Initial Notes”) fully and unconditionally guaranteed by the Guarantors for any and all of the Guarantors outstanding 8.875% Senior Notes due 2016 (the “Old 2016 Notes”), (B) the Initial Notes for any and all of Rexnord Holdings, Inc.’s (“Rexnord Holdings”) outstanding PIK Toggle Senior Notes due 2013 (the “PIK Notes” and, together with the Old 2016 Notes, the “Old Notes”) and (C) the Initial Notes for any and all of Rexnord Holdings’ loans outstanding under the credit agreement dates as of March 2, 2007, among Rexnord Holdings, the lenders party thereto, Credit Suisse, as Administrative Agent and Banc of America Bridge LLC, as Syndication Agent.	Exhibit 4.2 to Form 8-K filed by the registrants on April 30, 2009.

4.6(a)	Indenture, dated as of April 28, 2010, with respect to the 8 1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	Exhibit 4.1 to Form 8-K filed by the registrants on April 28, 2010.

4.6(b)	Registration Rights Agreement, dated as of April 28, 2010, with respect to the 8 1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries of RBS Global, Inc. party thereto, Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Goldman, Sachs & Co.	Exhibit 4.2 to Form 8-K filed by the registrants on April 28, 2010.

10.1	Amended and Restated Management Consulting Agreement among Rexnord Corporation, George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, effective February 7, 2007.*	Exhibit 10.2 to Form 10-K filed by the registrants on May 23, 2008.

10.2	Amended and Restated Management Consulting Agreement by and between Rexnord Holdings, Inc. and Apollo Management VI, L.P., dated February 7, 2007.*	Exhibit 10.3 to Form 10-K filed by the registrants on May 23, 2008.

10.3	Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other stockholders, dated July 21, 2006.*	Exhibit 10.5 to Form 8-K/A filed by the registrants on July 27, 2006.

10.4	Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006.*	Exhibit 10.6 to Form 8-K/A filed by the registrants on July 27, 2006.

10.5(a)	Rexnord Corporation Special Signing Bonus Plan.*	Exhibit 10.7 to Form 8-K/A filed by the registrants on July 27, 2006.

10.5(b)	Form of Special Signing Bonus Plan Participation Letter.*	Exhibit 10.8 to Form 8-K/A filed by the registrants on July 27, 2006.

10.6(a)	Rexnord Holdings, Inc. 2006 Stock Option Plan, as amended through January 27, 2010*±		X

10.6(b)	Form of Executive Non-Qualified Stock Option Agreement.*	Exhibit 10.10 to Form 8-K/A filed by the registrants on July 27, 2006.

10.6(c)	Form of George M. Sherman Non-Qualified Stock Option Agreement.*	Exhibit 10.11 to Form 8-K/A filed by the registrants on July 27, 2006.

10.6(d)	Form of Non-Employee Director (Apollo Director) Non-Qualified Stock Option Grant.*	Exhibit 10.8 to Form 10-K filed by the registrants on May 25, 2007.

10.6(e)	Stock Option Cancellation and Release Agreement, dated as of October 29, 2009, by and among Rexnord Holdings, Inc. and Cypress Industrial Holdings, LLC.*	Exhibit 10.5 to Form 10-Q filed by the registrants on February 4, 2010.

10.6(f)	Amended and Restated Non-Qualified Stock Option Agreement, dated April 16, 2010, between Rexnord Holdings, Inc. and Praveen Jeyarajah, amending and restating the option agreement dated as of October 29, 2009.*	Exhibit 10.1 to Form 8-K filed by the registrants on April 22, 2010.

10.6(g)	Amended and Restated Non-Qualified Stock Option Agreement, dated April 16, 2010, between Rexnord Holdings, Inc. and Praveen Jeyarajah, amending and restating the option agreement dated as of April 19, 2007.*	Exhibit 10.2 to Form 8-K filed by the registrants on April 22, 2010.

10.7	Form of Rexnord Non-Union Pension Plan.*	Exhibit 10.13 to Form S-4 Registration Statement (SEC File No. 33-10242) filed by the registrants.

10.8	Form of Rexnord Supplemental Pension Plan.*	Exhibit 10.14 to Form S-4 Registration Statement (SEC File No. 33-10242) filed by the registrants.

10.9	Form of Rexnord Corporation Executive Bonus Plan.*	Exhibit 10.15 to Form S-4 Registration Statement (SEC File No. 33-10242) filed by the registrants.

10.10	Amended and Restated Credit Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., and Rexnord LLC, Credit Suisse, Cayman Islands Branch, as administrative agent and the lenders party thereto.	Exhibit 10.1 to Form 8-K/A filed by the registrants on October 9, 2009.

10.11	Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among the Originators, Rexnord Industries, LLC as Servicer, and Rexnord Funding LLC.	Exhibit 10.1 to Form 8-K filed by the registrants on October 1, 2007.

10.12	Receivables Funding and Administration Agreement, dated September 26, 2007, by and among Rexnord Funding LLC and General Electric Capital Corporation.	Exhibit 10.2 to Form 8-K filed by the registrants on October 1, 2007.

10.13	Amended and Restated Guarantee and Collateral Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the subsidiary guarantors party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent.	Exhibit 10.2 to Form 8-K/A filed by the registrants on October 9, 2009.

10.14	Rexnord Management Incentive Compensation Plan (revised as of June 18, 2009).*		X

10.15	Rexnord Supplemental Retirement Plan adopted May 1, 2008 *	Exhibit 10.21 to Form 10-Q filed by the registrants on August 8, 2008.

10.16	Rexnord Supplemental Executive Retirement Plan As Amended Effective January 1, 2008 *	Exhibit 10.24 to Form 10-Q filed by the registrants on February 10, 2009.

10.17(a)	Employment Agreement between Rexnord LLC and Robert A. Hitt, dated July 21, 2006.*	Exhibit 10.2 to Form 8-K/A filed by the registrants on July 27, 2006.

10.17(b)	Letter of Clarification Related to July 21, 2006 Employment Agreement between Rexnord LLC and Robert A. Hitt dated September 8, 2008 *	Exhibit 10.22 to Form 10-Q filed by the registrants on November 5, 2008.

10.17(c)	Employment Separation and General Release Agreement, dated as of September 11, 2009, by and between Robert A. Hitt, Rexnord LLC, RBS Global, Inc. and Rexnord Holdings, Inc.*	Exhibit 10.1 to Form 8-K filed by the registrants on October 19, 2009.

10.18(a)	Employment Agreement between Rexnord LLC and Alex P. Marini, dated as of February 7, 2007.*	Exhibit 10.16 to Form 10-K filed by the registrants on May 25, 2007.

10.18(b)	Letter of Clarification Related to Employment Agreement between Rexnord LLC and Alex P. Marini dated September 8, 2008 *	Exhibit 10.23 to Form 10-Q filed by the registrants on November 5, 2008.

10.18(c)	Employment Separation and General Release Agreement, dated as of June 8, 2009, by and between Alex P. Marini and Rexnord LLC.*		X

10.18(d)	Consultant Agreement, dated as of September 25, 2009, by and between Rexnord LLC and Alex P. Marini.*		X

12.1	Computation of ratio of earnings to fixed charges.		X

21.1	List of Subsidiaries of the registrants.		X

31.1	Certification of Chief Executive Officer.		X

31.2	Certification of Chief Financial Officer.		X

*	Denotes management plan or compensatory plan or arrangement.
±	Includes non-material changes from prior versions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC.

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	President, Chief Executive Officer	May 25, 2010
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Michael H. Shapiro	Vice President and Chief Financial Officer	May 25, 2010
Michael H. Shapiro	(Principal Financial and Accounting Officer)

/s/ Praveen R. Jeyarajah	Director	May 25, 2010
Praveen R. Jeyarajah

/s/ George M. Sherman	Chairman of the Board	May 25, 2010
George M. Sherman

/s/ Laurence M. Berg	Director	May 25, 2010
Laurence M. Berg

/s/ Peter P. Copses	Director	May 25, 2010
Peter P. Copses

/s/ Damian J. Giangiacomo	Director	May 25, 2010
Damian J. Giangiacomo

/s/ Steven Martinez	Director	May 25, 2010
Steven Martinez

/s/ John S. Stroup	Director	May 25, 2010
John S. Stroup

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2010 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD LLC

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	President, Chief Executive Officer	May 25, 2010
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Michael H. Shapiro	Vice President and Chief Financial Officer	May 25, 2010
Michael H. Shapiro	(Principal Financial and Accounting Officer)

/s/ George C. Moore	Director	May 25, 2010
George C. Moore

/s/ George M. Sherman	Director	May 25, 2010
George M. Sherman

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Rexnord LLC is not required to nor does it intend to furnish an Annual Report or a

Proxy Statement to security holders for its 2010 fiscal year.