Form 10-Q
period 2010-07-03
REXNORD LLC; RBS GLOBAL INC
filed 2010-08-04
CIK 843762, 1213336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

RBS GLOBAL, INC.	REXNORD LLC
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

333-102428-08	(Commission File Numbers)	033-25967-01

01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 643-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

*(Note: The registrants are required by Section 13 or 15(d) of the Securities Exchange Act of 1934 to file reports; however, they have been subject to such filing requirements for fewer than the past 90 days. The registrants were previously voluntary filers. The registrants have filed all required reports for the period for which they were required to file such reports.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 3, 2010
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K for the year ended March 31, 2010 in the section titled “Risk Factors.” Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Key risks to our company are described under Part II, Item 1A herein.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Millions, except share amounts)

(Unaudited)

	July 3, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$278.6	$263.2
Receivables, net	231.7	234.1
Inventories, net	279.3	273.8
Income taxes receivable	2.1	—
Other current assets	29.8	29.4

Total current assets	821.5	800.5

Property, plant and equipment, net	362.1	376.2
Intangible assets, net	676.4	688.5
Goodwill	1,012.1	1,012.2
Insurance for asbestos claims	86.0	86.0
Other assets	38.0	51.8

Total assets	$2,996.1	$3,015.2

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Current portion of long-term debt	$6.8	$5.3
Trade payables	131.9	135.3
Income taxes payable	—	0.4
Deferred income taxes	6.7	2.1
Compensation and benefits	48.4	58.7
Current portion of pension obligations	2.7	2.7
Current portion of postretirement benefit obligations	3.5	3.4
Interest payable	37.5	30.2
Other current liabilities	83.9	77.8

Total current liabilities	321.4	315.9

Long-term debt	2,212.7	2,123.9
Pension obligations	101.4	106.8
Postretirement benefit obligations	30.3	30.7
Deferred income taxes	244.1	249.9
Reserve for asbestos claims	86.0	86.0
Other liabilities	48.7	47.8

Total liabilities	3,044.6	2,961.0

Stockholders’ (deficit) equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid-in capital	534.9	533.6
Retained deficit	(496.1)	(379.8)
Accumulated other comprehensive loss	(87.4)	(99.7)

Total stockholders’ (deficit) equity	(48.5)	54.2

Total liabilities and stockholders’ (deficit) equity	$2,996.1	$3,015.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Millions)

(Unaudited)

	First Quarter Ended
	July 3, 2010	June 27, 2009
Net sales	407.3	$367.9
Cost of sales	266.1	253.3

Gross profit	141.2	114.6
Selling, general and administrative expenses	79.5	76.0
Restructuring and other similar charges	—	2.4
Amortization of intangible assets	12.0	12.1

Income from operations	49.7	24.1
Non-operating expense:
Interest expense, net	(45.3)	(44.3)
Loss on the extinguishment of debt	(100.8)	—
Other expense, net	(18.5)	(1.0)

Loss before income taxes	(114.9)	(21.2)
Provision for income taxes	1.4	2.8

Net loss	(116.3)	$(24.0)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Millions)

(Unaudited)

	First Quarter Ended
	July 3, 2010	June 27, 2009
Operating activities
Net loss	$(116.3)	$(24.0)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	14.3	14.5
Amortization of intangible assets	12.0	12.1
Amortization of original net bond discount	0.2	0.2
Accretion of original bond premium	(0.1)	—
Amortization of deferred financing costs	2.1	2.7
Loss on dispositions of property, plant and equipment	0.3	—
Equity in earnings of unconsolidated affiliates	(0.4)	—
Other non-cash charges (credits)	17.2	(6.9)
Loss on debt extinguishment	100.8
Stock-based compensation expense	1.3	1.3
Changes in operating assets and liabilities:
Receivables	(5.6)	14.5
Inventories	(8.1)	30.7
Other assets	(0.3)	2.4
Accounts payable	(1.3)	(33.5)
Accruals and other	5.0	34.9

Cash provided by operating activities	21.1	48.9

Investing activities
Expenditures for property, plant and equipment	(4.4)	(4.6)
Proceeds from sale of unconsolidated affiliate	0.9	—

Cash used for investing activities	(3.5)	(4.6)

Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—
Repayments of long-term debt	(1,068.1)	(0.6)
Proceeds from borrowings of short-term debt	1.6	—
Payment of deferred financing fees	(14.6)	(4.9)
Payment of tender premium	(63.5)	—

Cash provided by (used for) financing activities	0.4	(5.5)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	1.7

Increase in cash and cash equivalents	15.4	40.5
Cash and cash equivalents at beginning of period	263.2	277.5

Cash and cash equivalents at end of period	$278.6	$318.0

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

July 3, 2010

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the “Company”). These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2011. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued during the first quarter of fiscal 2011 that will have a material impact on the Company’s financial statements. Additionally, the Company has not adopted any new accounting pronouncements during the first quarter of fiscal 2011.

2. Restructuring and Other Similar Costs

During the third quarter of fiscal 2009 (quarter ended December 27, 2008), the Company commenced certain restructuring actions to reduce operating costs and improve profitability. As the restructuring actions were substantially completed during fiscal 2010, the Company did not record any restructuring charges during the quarter ended July 3, 2010. Comparatively, the Company recorded restructuring charges of $2.4 million during the first quarter ended June 27, 2009 ($1.9 million Process and Motion Control and $0.5 million Water Management) consisting primarily from severance costs related to workforce reductions. At July 3, 2010 the Company’s remaining restructuring liability is $2.4 million compared to the March 31, 2010 restructuring liability of $3.3 million.

The following table summarizes the cumulative costs incurred in connection with the restructuring actions executed by the Company from September 28, 2008 to March 31, 2010 by reportable segment (in millions):

	Cumulative Restructuring Costs (Incurred from September 28, 2008 to March 31, 2010)
	Process and Motion Control	Water Management	Corporate	Consolidated
Severance costs	$19.7	$2.5	$0.2	$22.4
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	0.4	2.5	—	2.9
Lease termination and other costs	2.7	0.1	—	2.8

Total restructuring and other similar costs	$22.8	$8.3	$0.2	$31.3

The following table summarizes the activity in the Company’s restructuring reserve for the quarter ended July 3, 2010 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2010	$1.3	$2.0	$3.3
Cash payments	(0.6)	(0.3)	(0.9)

Restructuring reserve, July 3, 2010 (1)	$0.7	$1.7	$2.4

(1)	The restructuring reserve is included in other current liabilities on the condensed consolidated balance sheets.

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

The effective income tax rate for the first quarter of fiscal 2011 was (1.2)% versus (13.2)% in the first quarter of fiscal 2010. The income tax expense, associated with the loss before income taxes, for the first quarter of fiscal 2011 is due to the effect of the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to current period U.S. federal and state net operating losses and foreign tax credits generated for which realization of such benefits is not deemed more likely than not. The income tax expense, associated with the loss before income taxes, for the first quarter of fiscal 2010 is due to the effect of the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to a current period U.S. federal net operating loss and foreign tax credits generated for which realization of such benefits is not deemed more likely than not.

At July 3, 2010, the Company had a $26.5 million liability for unrecognized net tax benefits. At March 31, 2010, the Company’s total liability for unrecognized net tax benefits was $27.3 million. Due to the adoption of ASC 805, Business Combinations (“ASC 805”) effective April 1, 2009, any future recognition of unrecognized tax benefits will impact income tax expense instead of goodwill.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 3, 2010 and March 31, 2010, the total amount of gross, unrecognized tax benefits includes $7.8 million and $7.7 million of accrued interest and penalties, respectively. The Company recognized $0.1 million of net interest and penalties as income tax expense during the quarter ended July 3, 2010. The Company recognized $0.3 million of net interest and penalties as income tax expense during the quarter ended June 27, 2009.

The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2007, state and local income tax examinations for years ending prior to fiscal 2006 or significant foreign income tax examinations for years ending prior to fiscal 2005.

4. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	First Quarter Ended
	July 3, 2010	June 27, 2009
Net loss	$(116.3)	$(24.0)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivatives, net of tax	(1.6)	1.7
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains, net of tax	0.8	2.0
Foreign currency translation adjustments	13.1	0.4

Comprehensive loss	$(104.0)	$(19.9)

5. Inventories

The major classes of inventories are summarized as follows (in millions):

	July 3, 2010	March 31, 2010
Finished goods	$176.2	$171.7
Work in progress	53.0	51.1
Raw materials	31.0	30.9

Inventories at First-in, First-Out (“FIFO”) cost	260.2	253.7
Adjustment to state inventories at Last-in, First-Out (“LIFO”) cost	19.1	20.1

	$279.3	$273.8

6. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill and identifiable intangible assets for the first quarter ended July 3, 2010 by operating segment, are presented below (dollars in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Power Transmission
Net carrying amount as of March 31, 2010	$852.3	$190.7	$170.0	$8.6	$—	$369.3
Amortization	—	—	(6.7)	(0.3)	—	(7.0)

Net carrying amount as of July 3, 2010	$852.3	$190.7	$163.3	$8.3	$—	$362.3

Water Management
Net carrying amount as of March 31, 2010	$159.9	$101.5	$205.2	$12.4	$0.1	$319.2
Amortization	—	—	(4.5)	(0.5)	—	(5.0)
Currency translation adjustment	(0.1)	—	(0.1)	—	—	(0.1)

Net carrying amount as of July 3, 2010	$159.8	$101.5	$200.6	$11.9	$0.1	$314.1

Consolidated
Net carrying amount as of March 31, 2010	$1,012.2	$292.2	$375.2	$21.0	$0.1	$688.5
Amortization	—	—	(11.2)	(0.8)	—	(12.0)
Currency translation adjustment	(0.1)	—	(0.1)	—	—	(0.1)

Net carrying amount as of July 3, 2010	$1,012.1	$292.2	$363.9	$20.2	$0.1	$676.4

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of July 3, 2010 and March 31, 2010 are as follows (in millions):

		July 3, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(16.1)	$20.2
Customer relationships (including distribution network)	12 Years	529.4	(165.5)	363.9
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.2	—	292.2

		$858.0	$(181.6)	$676.4

		March 31, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(15.3)	$21.0
Customer relationships (including distribution network)	12 Years	529.5	(154.3)	375.2
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.2	—	292.2

		$858.1	$(169.6)	$688.5

Intangible asset amortization expense totaled $12.0 million and $12.1 million for the first quarter ended July 3, 2010 and June 27, 2009, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $47.9 million in fiscal year 2011 (inclusive of $12.0 million of amortization expense recognized in the first quarter ended July 3, 2010), $47.5 million in fiscal year 2012, $47.1 million in fiscal year 2013, $47.0 million in fiscal year 2014 and $47.0 million in fiscal year 2015.

7. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	July 3, 2010	March 31, 2010
Taxes, other than income taxes	$4.6	$4.6
Sales rebates	14.6	12.0
Restructuring obligations (1)	2.4	3.3
Customer advances	16.8	12.4
Product warranty (2)	10.2	10.7
Commissions	6.6	6.6
Risk management reserves (3)	8.9	8.6
Other	19.8	19.6

	$83.9	$77.8

(1)	See more information related to the restructuring obligations balance within Note 2.
(2)	See more information related to the product warranty obligations balance within Note 11.
(3)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.

8. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	July 3, 2010	March 31, 2010
Term loans	$763.0	$763.5
8.50% Senior notes due 2018	1,145.0	—
9.50% Senior notes due 2014 (1)	0.9	979.2
8.875% Senior notes due 2016	2.0	79.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	8.3	7.2

Total	2,219.5	2,129.2
Less current portion	6.8	5.3

Long-term debt	$2,212.7	$2,123.9

(1)	Includes a net unamortized bond issue discount of $12.1 million at March 31, 2010.

Senior Secured Credit Facility

On October 5, 2009, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating the credit agreement dated as of July 21, 2006. The senior secured credit facilities provided under the Credit Agreement are funded by a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of July 3, 2010, the Company’s outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $193.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at July 3, 2010 was 3.70%.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $26.5 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at July 3, 2010 and March 31, 2010, respectively.

The Credit Agreement, among other things: (i) allows for one or more future issuances of secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Credit Agreement, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans under the Credit Agreement at par; (ii) subject to the requirement to make such offers on a pro rata basis to all lenders, allows the Company to agree with individual lenders to extend the maturity of their term loans or revolving commitments, and for the Company to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension; and (iii) allows for one or more future issuances of additional secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Credit Agreement, in an amount not to exceed the amount of incremental facility availability under the Credit Agreement.

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

As of July 3, 2010, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $6.0 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect certain indebtedness (including the senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of July 3, 2010, the senior secured bank leverage ratio was 1.64 to 1.00.

Senior Notes and Senior Subordinated Notes

April 2009 Exchange Offer

On April 29, 2009, the Company and its indirect parent, Rexnord Holdings, finalized a debt exchange offer to exchange (a) 9.50% Senior Notes due 2014 (the “2009 9.50% Notes”) for any and all of the Company’s 8.875% Senior Notes due 2016 (the “8.875% Notes”), (b) 2009 9.50% Notes for any and all of Rexnord Holdings’ PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the 8.875% Notes, the “Old Notes”), and (c) 2009 9.50% Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the credit agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as syndication agent, and the lenders from time to time party thereto.

Upon settlement of the April 2009 exchange offer, (i) approximately $71.0 million principal amount of 8.875% Notes were exchanged for 2009 9.50% Notes, (ii) approximately $235.7 million principal amount of Old Holdco Notes were exchanged for 2009 9.50% Notes, and (iii) approximately $7.9 million principal amount of Holdco Loans were exchanged for 2009 9.50% Notes. Based on the principal amount of Old Notes and Holdco Loans validly tendered and accepted, approximately $196.3 million of aggregate principal of the 2009 9.50% Notes was issued in exchange for such Old Notes and Holdco Loans (excluding a net original issue discount of $20.6 million). In addition, the Company also incurred $11.1 million of transaction costs ($0.2 million of these transaction costs were issued in the form of 2009 9.50% Notes) to complete the exchange offer, of which $5.1 million was capitalized as deferred financing costs.

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

After and including the April 2009 exchange offer, the Company had issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bear interest at a rate of 9.50% per annum and which will mature on August 1, 2014. This amount includes $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the 2009 9.50% Notes and the Company’s 9.50% Senior Notes due 2014 (the “2006 9.50% Notes”) are substantially similar with the exception of interest payment dates.

April 2010 Cash Tender Offers and $1,145.0 Million Note Offering

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

In connection with the April 2010 tender offers and consent solicitations, on April 20, 2010, the Company entered into supplemental indentures by and among the Company, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, pursuant to which the 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes were issued (as amended and supplemented, the “Supplemental Indentures”). The Supplemental Indentures amended the terms governing the respective notes to, among other things, eliminate substantially all of the material restrictive covenants, eliminate or modify certain events of default and eliminate or modify related provisions in the respective indentures governing the notes.

On April 28, 2010, the Company issued $1,145.0 million aggregate principal amount of 8.50% Senior Notes due 2018 (the “8.50% Notes”) in a private offering. The proceeds from the offering were used to fund (including transaction costs) the Company’s cash tender offers discussed above. The 8.50% Notes will mature on May 1, 2018, pursuant to an indenture, dated as of April 28, 2010, by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee. The Company will pay interest on the 8.50% Notes at 8.50% per annum, semiannually on May 1 and November 1 of each year, commencing on November 1, 2010.

The Company accounted for the cash tender offers and the issuance of the 8.50% Notes in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). Pursuant to this guidance, the cash tender offers were accounted for as an extinguishment of debt. In connection with the offering, the Company incurred an increase in long-term debt of approximately $89.5 million. Upon finalizing the accounting for this transaction, the Company recognized a $100.8 million loss on the debt extinguishment in the fiscal quarter ended July 3, 2010, which was comprised of a bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, the Company capitalized approximately $14.6 million of third party transaction costs, which will be amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

	Financial Statement Impact
	Balance Sheet -Debit (Credit)		Statement of Operations
	Deferred Financing Costs (1)	Original Issue Discount (2)	Expense (3)	Total
Cash transaction costs:
Third party transaction costs	$14.6	$—	$—	$14.6
Bond tender premiums (paid to lenders)	—	—	63.5	63.5

Total expected cash transaction costs	14.6	—	63.5	$78.1

Non-cash write-off of unamortized amounts:
Deferred financing costs	(25.4)	—	25.4
Net original issue discount	—	(11.9)	11.9

Net financial statement impact	$(10.8)	$(11.9)	$100.8

(1)	Recorded as a component of other assets within the consolidated balance sheet.
(2)	Recorded as a reduction in the face value of long-term debt within the consolidated balance sheet.
(3)	Recorded as a component of other non-operating expense within the consolidated statement of operations.

Outstanding Tranches of Notes

At July 3, 2010, the Company had outstanding $1,145.0 million in aggregate principal 8.50% Notes and $300.0 million in aggregate principal 11.75% Senior Subordinated Notes due 2016 (the “11.75% Notes”). The Company also had outstanding $3.2 million in aggregate principal under other notes, consisting of the 9.50% Notes, 8.875% Notes and 10.125% senior subordinated notes due 2012.

The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1 (commencing on November 1, 2010), and will mature on May 1, 2018. The 11.75% Notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The indenture governing the 8.50% Notes permits optional redemption of the notes on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at the Company’s option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. In the case of the 11.75% Notes, the indenture permits optional redemption on or after August 1, 2011 at the redemption prices set forth in the indenture plus accrued and unpaid interest. The Company must provide specified prior notice for redemption of the notes in accordance with the indentures.

In addition, at any time (which may be more than once) on or prior to May 1, 2013, the Company has the right to redeem up to 35% of the principal amount of the 8.50% Notes at a redemption price equal to 108.50% of the face amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net proceeds of one or more equity offerings so long as at least 65% of the aggregate principal amount of the 8.50% Notes issued remains outstanding after each redemption and such redemption occurs within a specified period after the equity offering.

Notwithstanding the above, the Company’s ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes or senior subordinated notes may be constrained or prohibited under the above-referenced senior secured credit facilities and, in the case of the senior subordinated notes, by the provisions in the indentures governing the senior notes.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit the Company to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow the Company to incur additional debt as long as it can satisfy the fixed charge coverage ratio of the indenture after giving effect thereto on a pro forma basis.

The indentures governing the 8.50% Notes and 11.75% Notes contain customary covenants, among others, limiting dividends, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by the Company’s subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture). The indentures governing the other notes do not contain material restrictive covenants.

In addition, the Company’s indirect parent, Rexnord Holdings, has unsecured indebtedness at the parent company level (which is not included in the financial position of the Company) for which it relies heavily on the Company for the purpose of servicing its indebtedness. In the event Rexnord Holdings is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. The governing instruments for the Rexnord Holdings’ indebtedness contain customary affirmative and negative covenants that may result in restrictions to Rexnord Holdings. Though the restrictions on these obligations are not directly imposed on the Company, a default under the Rexnord Holdings debt obligations could result in a change of control and/or event of default under the Company’s other debt instruments and lead to an acceleration of all outstanding loans under the Company’s senior secured credit facilities and other debt.

At July 3, 2010 and March 31, 2010, various wholly-owned subsidiaries had additional debt of $8.3 million and $7.2 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

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

At July 3, 2010, the Company’s available borrowing capacity under the AR Securitization Program was $87.2 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of July 3, 2010, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

9. Derivative Financial Instruments

The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward exchange contracts and interest rate swap contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures that prohibit the use of financial instruments for speculative purposes.

Foreign Currency Forward Contracts

The Company periodically enters into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flow requirements expected to occur during the fiscal year. The Company currently has entered into forward foreign currency contracts that exchange United States dollars (“USD”) for Canadian dollars (“CAD”). The forward contracts currently in place expire between July and March of fiscal 2011 and have notional amounts that do not exceed $0.5 million USD and contract rates that approximate $1USD:$1.07CAD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amounts recorded on the consolidated balance sheets and recognized within the consolidated statements of operations related to the Company’s foreign currency forward contracts within the tables below.

Interest Rate Swaps

Effective October 20, 2009, the Company entered into three interest rate swaps to hedge the variability in future cash flows associated with the Company’s variable rate term loans. All three interest rate swaps mature on July 20, 2012. The three swaps convert an aggregate of $370.0 million of the Company’s variable-rate term loans to fixed interest rates ranging from 2.08% to 2.39% plus the applicable margin. Interest rate derivatives have been accounted for as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives are recorded on the Company’s consolidated balance sheet with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the consolidated balance sheets and recognized within the consolidated statements of operations related to the Company’s interest rate swaps within the tables below.

The Company’s derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 10 for more information as it relates to the fair value measurement of the Company’s derivative financial instruments.

The following tables indicate the location and the fair value of the Company’s derivative instruments within the consolidated balance sheet segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Fair value of derivatives designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	July 3, 2010	March 31, 2010	Balance Sheet Classification
Interest rate swaps	$9.2	$6.6	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815-20:

	Asset Derivatives
	July 3, 2010	March 31, 2010	Balance Sheet Classification
Foreign currency forward contracts	$—	$0.1	Other current assets

The following table indicates the location and the amount of gains and losses associated with the Company’s derivative instruments, net of tax, within the consolidated balance sheet (for qualifying ASC 815-20 instruments) and recognized within the consolidated statement of operations. The information is segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Derivative instruments designated as cash flow hedging relationships under ASC 815-20	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
				First Quarter Ended
	July 3, 2010	March 31, 2010		July 3, 2010	June 27, 2009
Interest rate swaps	$(5.6)	$(4.0)	Interest expense, net	$(1.8)	$(2.6)

Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives		Amount recognized in other income (expense), net during First Quarter Ended
			July 3, 2010	June 27, 2009
Foreign currency forward contracts	Other income	(expense), net	$—	$0.9

The Company currently expects to reclassify $5.4 million within accumulated other comprehensive loss into earnings (as interest expense) during the next year as the Company’s current mark to market calculations assume that variable rates will remain below its fixed contract rates for the next twelve months.

10. Fair Value Measurements

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

The Company’s fair value measurements which were impacted by ASC 820 as of July 3, 2010 include:

Interest Rate Swaps

The fair value of interest rate swap derivatives is primarily based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.

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

The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within Level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of July 3, 2010 (in millions):

	Fair Value as of July 3, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$—	$—	$—

Total assets at fair value	$—	$—	$—	$—

Liabilities:
Interest rate swap	$—	$9.2	$—	$9.2

Total liabilities at fair value	$—	$9.2	$—	$9.2

Fair Value of Non-Derivative Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at July 3, 2010 and March 31, 2010 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of July 3, 2010 and March 31, 2010 was approximately $2,219.5 million and $2,129.2 million, respectively, whereas the fair value of long-term debt as of July 3, 2010 and March 31, 2010 was approximately $2,181.1 million and $2,151.3 million, respectively. The fair value is based on quoted market prices for the same issues.

11. Commitments and Contingencies

Warranties:

The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	First Quarter Ended
	July 3, 2010	June 28, 2009
Balance at beginning of period	$10.7	$7.2
Charged to operations	1.9	2.1
Claims settled	(2.4)	(0.8)

Balance at end of period	$10.2	$8.5

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

In connection with the Falk Corporation (“Falk”) acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk, through its successor entity, is a defendant in approximately 180 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 540 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of July 3, 2010, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 27,000 claims. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of July 3, 2010, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $86.0 million of which Zurn expects to pay approximately $67.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.

As a result, Zurn’s actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of July 3, 2010, is approximately $269.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $193.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $269.0 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.

As of July 3, 2010, the Company recorded a receivable from its insurance carriers of $86.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $269.0 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $269.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company’s carriers.

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

12. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	First Quarter Ended
	July 3, 2010	June 27, 2009
Pension Benefits:
Service cost	$0.5	$0.8
Interest cost	8.4	8.9
Expected return on plan assets	(9.2)	(7.4)
Amortization of:
Prior service cost	0.1	0.1
Actuarial losses	1.6	3.6

Net periodic benefit cost	$1.4	$6.0

Other Postretirement Benefits:
Service cost	$—	$0.1
Interest cost	0.5	0.4
Amortization:
Prior service cost	(0.5)	(0.5)
Actuarial losses	0.3	—

Net periodic benefit cost	$0.3	$—

The net periodic benefit cost for the first quarter of fiscal 2011 is lower compared to the first quarter of fiscal 2010 primarily due to the market recovery of plan assets within the Company’s funded pension plans in fiscal 2010, as well as a current year benefit of certain plan amendments (plan freezes) made in the fourth quarter of fiscal 2010.

During the first quarter of fiscal 2011 and 2010, the Company made contributions of $1.4 million and $0.8 million, respectively, to its U.S. qualified pension plan trusts.

13. Stock Options

ASC 718, Compensation—Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under the prior authoritative literature, the Company adopted ASC 718 using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the Apollo Management L.P. (“Apollo”) transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of July 3, 2010, 393,413 of these rollover stock options remained outstanding.

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

There were no options granted under the Option plan during the first quarter ended July 3, 2010. For the first quarter ended July 3, 2010, the Company recorded $1.3 million of stock-based compensation expense. For the first quarter ended June 27, 2009, the Company recorded $1.3 million of stock-based compensation expense. As of July 3, 2010, there was $8.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.7 years.

The following table presents the Company’s stock option activity during the first quarter of fiscal 2011 and 2010:

	Period from April 1, 2010 through July 3, 2010		Period from April 1, 2009 through June 27, 2009
	Shares	Weighted Avg. Excercise Price	Shares	Weighted Avg. Excercise Price
Number of shares under option:
Outstanding at beginning of period (1)	2,498,666	$18.25	2,721,505	$17.69
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/Forfeited	(14,649)	19.95	—	—

Outstanding at end of period (1)(2)	2,484,017	$18.24	2,721,505	$17.69

Exercisable at end of period (3)	1,363,114	$16.47	1,202,065	$14.26

(1)	Includes 393,413 roll-over options as of July 3, 2010.
(2)	The weighted average remaining contractual life of options outstanding at July 3, 2010 is 7.1 years.
(3)	The weighted average remaining contractual life of options exercisable at July 3, 2010 is 6.4 years.

14. Business Segment Information

The results of operations are reported in two business segments, consisting of the Process and Motion Control platform and the Water Management platform. The Process and Motion Control platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment serving the industrial and aerospace markets. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management platform manufactures professional grade specification plumbing, PEX piping, commercial brass and water and wastewater treatment and control products serving the infrastructure, commercial and residential markets. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The financial information of the Company’s segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 1).

Business Segment Information:

(In Millions)

	First Quarter Ended
	July 3, 2010	June 27, 2009
Net sales
Process and Motion Control	$265.5	$234.4
Water Management	141.8	133.5

Consolidated	$407.3	$367.9

Income (loss) from operations
Process and Motion Control	$34.3	$14.6
Water Management	23.3	19.2
Corporate	(7.9)	(9.7)

Consolidated	$49.7	$24.1

Non-operating expense:
Interest expense, net	(45.3)	(44.3)
Loss on the extinguishment of debt	(100.8)	—
Other expense, net	(18.5)	(1.0)

Loss before income taxes	(114.9)	(21.2)
Provision for income taxes	1.4	2.8

Net loss	$(116.3)	$(24.0)

Restructuring and other similar costs (included in Income from operations)
Process and Motion Control	$—	$1.9
Water Management	—	0.5

Consolidated	$—	$2.4

Depreciation and Amortization
Process and Motion Control	$19.8	$20.1
Water Management	6.5	6.5

Consolidated	$26.3	$26.6

Capital Expenditures
Process and Motion Control	$3.5	$3.3
Water Management	0.9	1.3

Consolidated	$4.4	$4.6

	July 3, 2010	March 31, 2010
Total Assets
Process and Motion Control	$2,174.5	$2,170.0
Water Management	788.5	799.1
Corporate	33.1	46.1

Consolidated	$2,996.1	$3,015.2

15. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company at July 3, 2010 and March 31, 2010 and for the first quarter ended July 3, 2010 and June 27, 2009 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

July 3, 2010

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$223.5	$55.1	$—	$278.6
Receivables, net	—	159.7	72.0	—	231.7
Inventories, net	—	221.6	57.7	—	279.3
Income taxes receivable (payable)	4.1	(1.3)	(0.7)	—	2.1
Other current assets	—	13.7	16.1	—	29.8

Total current assets	4.1	617.2	200.2	—	821.5

Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	284.2	77.9	—	362.1
Intangible assets, net	—	651.5	24.9	—	676.4
Goodwill	—	826.4	185.7	—	1,012.1
Investment in:
Guarantor subsidiaries	1,488.0	—	—	(1,488.0)	—
Non-guarantor subsidiaries	—	609.4	—	(609.4)	—
Insurance for asbestos claims	—	86.0	—	—	86.0
Other assets	32.9	4.8	0.3	—	38.0

Total assets	$1,549.7	$3,098.1	$445.7	$(2,097.4)	$2,996.1

Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.1	$4.7	$—	$6.8
Trade payables	—	96.6	35.3	—	131.9
Deferred income taxes	6.7	1.6	(1.6)	—	6.7
Compensation and benefits	—	37.5	10.9	—	48.4
Current portion of pension obligation	—	0.3	2.4	—	2.7
Current portion of postretirement benefit obligations	—	3.4	0.1	—	3.5
Interest payable	35.9	1.4	0.2	—	37.5
Other current liabilities	—	63.3	20.6	—	83.9

Total current liabilities	44.6	204.2	72.6	—	321.4
Long-term debt	2,209.2	0.5	3.0	—	2,212.7
Note (receivable from) payable to affiliates, net	(801.0)	1,106.3	(305.3)	—	—
Pension obligations	—	63.4	38.0	—	101.4
Postretirement benefit obligations	—	30.3	—	—	30.3
Deferred income taxes	122.0	105.5	16.6	—	244.1
Reserve for asbestos claims	—	86.0	—	—	86.0
Other liabilities	23.4	13.9	11.4	—	48.7

Total liabilities	1,598.2	1,610.1	(163.7)	—	3,044.6
Total stockholders’ (deficit) equity	(48.5)	1,488.0	609.4	(2,097.4)	(48.5)

Total liabilities and stockholders' (deficit) equity	$1,549.7	$3,098.1	$445.7	$(2,097.4)	$2,996.1

Condensed Consolidating Balance Sheet

March 31, 2010

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$203.3	$59.9	$—	$263.2
Receivables, net	—	165.6	68.5	—	234.1
Inventories, net	—	215.5	58.3	—	273.8
Other current assets	—	14.9	14.5	—	29.4

Total current assets	—	599.3	201.2	—	800.5
Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	292.4	83.8	—	376.2
Intangible assets, net	—	663.4	25.1	—	688.5
Goodwill	—	826.4	185.8	—	1,012.2
Investment in:
Guarantor subsidiaries	1,473.6	—	—	(1,473.6)	—
Non-guarantor subsidiaries	—	603.0	—	(603.0)	—
Insurance for asbestos claims	—	86.0	—	—	86.0
Other assets	45.9	5.7	0.2	—	51.8

Total assets	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.1	$3.2	$—	$5.3
Trade payables	—	93.2	42.1	—	135.3
Income taxes (receivable) payable	(2.9)	1.1	2.2	—	0.4
Deferred income tax liability (asset)	6.7	(2.1)	(2.5)	—	2.1
Compensation and benefits	—	46.7	12.0	—	58.7
Current portion of pension obligation	—	0.3	2.4	—	2.7
Current portion of postretirement benefit obligations	—	3.4	—	—	3.4
Interest payable	28.8	1.4	—	—	30.2
Other current liabilities	0.8	55.6	21.4	—	77.8

Total current liabilities	35.4	199.7	80.8	—	315.9
Long-term debt	2,120.0	0.5	3.4	—	2,123.9
Note (receivable from) payable to affiliates, net	(809.4)	1,119.6	(310.2)	—	—
Pension obligations	—	65.9	40.9	—	106.8
Postretirement benefit obligations	—	30.7	—	—	30.7
Deferred income taxes	123.0	103.6	23.3	—	249.9
Reserve for asbestos claims	—	86.0	—	—	86.0
Other liabilities	21.0	15.2	11.6	—	47.8

Total liabilities	1,490.0	1,621.2	(150.2)	—	2,961.0
Total stockholders’ equity	54.2	1,473.6	603.0	(2,076.6)	54.2

Total liabilities and stockholders’ equity	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2

Condensed Consolidating Statement of Operations

Three Months Ended July 3, 2010

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$312.5	$113.8	$(19.0)	$407.3
Cost of sales	—	204.9	80.2	(19.0)	266.1

Gross profit	—	107.6	33.6	—	141.2

Selling, general and administrative expenses	—	61.6	17.9	—	79.5
Amortization of intangible assets	—	11.9	0.1	—	12.0

Income from operations	—	34.1	15.6	—	49.7
Non-operating (expense) income:
Interest expense, net:
To third parties	(45.3)	0.1	(0.1)	—	(45.3)
To affiliates	30.0	(26.4)	(3.6)	—	—
Loss on debt extinguishment	(100.8)	—	—	—	(100.8)
Other (expense) income, net	(0.8)	3.4	(21.1)	—	(18.5)

(Loss) income before income taxes	(116.9)	11.2	(9.2)	—	(114.9)
(Benefit) provision for income taxes	2.0	2.7	(3.3)	—	1.4

(Loss) income before equity in loss of subsidiaries	(118.9)	8.5	(5.9)	—	(116.3)
Equity in loss of subsidiaries	2.6	(5.9)	—	3.3	—

Net loss	$(116.3)	$2.6	$(5.9)	$3.3	$(116.3)

Condensed Consolidating Statement of Operations

Three Months Ended June 27, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$290.6	$89.4	$(12.1)	$367.9
Cost of sales	—	199.5	65.9	(12.1)	253.3

Gross profit	—	91.1	23.5	—	114.6
Selling, general and administrative expenses	—	59.1	16.9	—	76.0
Restructuring and other similar charges	—	1.5	0.9	—	2.4
Amortization of intangible assets	—	12.0	0.1	—	12.1

Income from operations	—	18.5	5.6	—	24.1
Non-operating income (expense):
Interest expense, net:
To third parties	(43.7)	(0.2)	(0.4)	—	(44.3)
To affiliates	27.9	(25.1)	(2.8)	—	—
Other (expense) income, net	(6.7)	0.5	5.2	—	(1.0)

Income (loss) before income taxes	(22.5)	(6.3)	7.6	—	(21.2)
Provision (benefit) for income taxes	6.1	(6.0)	2.7	—	2.8

Income (loss) before equity in earnings of subsidiaries	(28.6)	(0.3)	4.9	—	(24.0)
Equity in earnings of subsidiaries	4.6	4.9	—	(9.5)	—

Net income (loss)	$(24.0)	$4.6	$4.9	$(9.5)	$(24.0)

Condensed Consolidating Statement of Cash Flows

Three Months Ended July 3, 2010

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(116.3)	$2.6	$(5.9)	$3.3	$(116.3)
Non-cash adjustments	100.4	47.7	2.9	(3.3)	147.7
Changes in operating assets and liabilities, including intercompany activity	16.8	(27.4)	0.3	—	(10.3)

Cash provided by (used for) operating activities	0.9	22.9	(2.7)	—	21.1
Investing activities
Expenditures for property, plant and equipment	—	(3.6)	(0.8)	—	(4.4)
Proceeds from sale of unconsolidated affiliates	—	0.9	—	—	0.9

Cash used for investing activities	—	(2.7)	(0.8)	—	(3.5)
Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—	—	—	1,145.0
Repayments of long-term debt	(1,067.8)	—	(0.3)	—	(1,068.1)
Proceeds from borrowings of short-term debt	—	—	1.6	—	1.6
Payment of deferred financing fees	(14.6)	—	—	—	(14.6)
Payment of tender premium	(63.5)	—	—	—	(63.5)

Cash provided by (used for) financing activities	(0.9)	—	1.3	—	0.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.6)	—	(2.6)

Increase (decrease) in cash and cash equivalents	—	20.2	(4.8)	—	15.4
Cash and cash equivalents at beginning of period	—	203.3	59.9	—	263.2

Cash and cash equivalents at end of period	$—	$223.5	$55.1	$—	$278.6

Condensed Consolidating Statement of Cash Flows

Three Months Ended June 27, 2009

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(24.0)	$4.6	$4.9	$(9.5)	$(24.0)
Non-cash adjustments	(1.7)	13.9	2.2	9.5	23.9
Changes in operating assets and liabilities, including intercompany activity	30.6	20.5	(2.1)	—	49.0

Cash provided by operating activities	4.9	39.0	5.0	—	48.9
Investing activities
Expenditures for property, plant and equipment	—	(3.4)	(1.2)	—	(4.6)

Cash used for investing activities	—	(3.4)	(1.2)	—	(4.6)
Financing activities
Repayments of long-term debt	—	—	(0.6)	—	(0.6)
Payment of financing fees	(4.9)	—	—	—	(4.9)

Cash used for financing activities	(4.9)	—	(0.6)	—	(5.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.7	—	1.7

Increase in cash and cash equivalents	—	35.6	4.9	—	40.5
Cash and cash equivalents at beginning of period	—	232.5	45.0	—	277.5

Cash and cash equivalents at end of period	$—	$268.1	$49.9	$—	$318.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of July 3, 2010 and during the period from April 1, 2010 through July 3, 2010, there has been no material change to this information.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued during the first quarter of fiscal 2011 that will have a material impact on our financial statements. Additionally, we have not adopted any new accounting pronouncements during the first quarter of fiscal 2011.

Fiscal Year

Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from April 1, 2010 through July 3, 2010 as the “first quarter of fiscal 2011” or the “first quarter ended July 3, 2010.” Similarly, we refer to the period from April 1, 2009 through June 27, 2009 as the “first quarter of fiscal 2010” or the “first quarter ended June 27, 2009.”

Results of Operations

General

We believe we are a leading, global multi-platform industrial company strategically positioned within the markets and industries we serve. Currently, our business is comprised of two strategic platforms: (i) Process and Motion Control, which produces gears, couplings, industrial bearings, aerospace bearings and seals, flattop, special components and industrial chain and conveying equipment, and (ii) Water Management, which produces professional grade specification plumbing, PEX piping, commercial brass, water and wastewater treatment and control products. Our Process and Motion Control platform designs, manufactures, markets and services specified highly engineered mechanical components used within complex systems where our customers’ reliability requirements and cost of failure or downtime is extremely high. Our Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation.

Our strategy is to build the Company around multiple, global strategic platforms that participate in end markets with above average growth characteristics where we are, or have the opportunity to become, the industry leader. We have successfully completed and integrated several acquisitions and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our Company. We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Process and Motion Control products in the industrial and aerospace end markets. Our Process and Motion Control products are used in the plants and equipment of companies in diverse end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. Our Water Management platform is a leader in the multi-billion dollar, specification driven, non-residential construction market for water management products, and with recent acquisitions, we have gained entry into the municipal water and wastewater treatment markets. Our Process and Motion Control products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of Process and Motion Control products comprised primarily of components that are consumed or worn out in use and that have a predictable replacement cycle. The demand for our Water Management products is primarily driven by new infrastructure, commercial and, to a lesser extent, residential construction. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California, the International Association of Plumbing and Mechanical Codes, the National Sanitation Foundation or the American Water Works Association, prior to the commercialization of our products.

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

The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 “MD&A” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Consolidated Overview

Net sales for the first quarter of fiscal 2011 were $407.3 million, an increase of $39.4 million, or 10.7%, compared to the first quarter of fiscal 2010. A majority of the year-over-year net sales increase is a result of the increased demand we are experiencing across a majority of our end markets as the global economic conditions continue to stabilize.

Our backlog as of July 3, 2010 was approximately $397 million compared to $359 million as of March 31, 2010 (our lowest backlog level of fiscal 2010), an increase of approximately 10.6% in the quarter. The backlog improvement is a result of strengthening Process and Motion Control order rates through the first quarter of fiscal 2011 while our Water Management backlog remains consistent with the balance at March 31, 2010.

Income from operations for the first quarter of fiscal 2011 improved $25.6 million, or 106.2% to $49.7 million compared to the first quarter of fiscal 2010. Income from operations as a percent of sales increased 560 basis points from the prior first quarter to 12.2%. Comparability of results is impacted by $2.4 million of restructuring expenses that were included in income from operations during the first quarter of fiscal 2010. Excluding the effect of restructuring expenses, income from operations would have increased $23.2 million, or 87.5%, and income from operations as a percent of net sales would have improved by 500 basis points from comparable prior year period. The improvement in fiscal 2011 operating margin is primarily the result of increased cost leverage on higher year-over-year net sales and productivity gains, partially offset by investments in new product development, enhancements of our global footprint and commercial capabilities to drive growth.

First Quarter Ended July 3, 2010 Compared with the First Quarter Ended June 27, 2009:

Net sales

(Dollars in Millions)

	Quarter Ended
	July 3, 2010	June 27, 2009	Change	% Change
Process and Motion Control	$265.5	$234.4	$31.1	13.3%
Water Management	141.8	133.5	8.3	6.2%

Consolidated	$407.3	$367.9	$39.4	10.7%

Process and Motion Control

Process and Motion Control net sales in the first quarter of fiscal 2011 were $265.5 million, an increase of $31.1 million, or 13.3%, from $234.4 million in the first quarter of fiscal 2010. The year-over-year net sales increase is primarily attributable to increased demand across a majority of our end-markets as the global economic conditions have improved and customer inventories continue to stabilize.

Water Management

Water Management net sales in the first quarter of fiscal 2011 were $141.8 million, an increase of $8.3 million, or 6.2%, from $133.5 million in the first quarter of fiscal 2010. Foreign currency fluctuations favorably impacted sales by approximately $1.2 million, or 0.9%, during the quarter as the favorable impact of the Canadian Dollar more than offset the unfavorable impact of the Euro. Excluding foreign currency fluctuations, year-over-year core net sales increased by $7.1 million, or 5.3%. The year-over-year increase in sales is primarily the result of growth within our infrastructure and commercial construction end-markets with relatively flat performance within our residential construction end-market. While both the infrastructure and commercial construction markets remain in a macroeconomic state of decline, we have been able to more than offset this contraction through targeted share gain initiatives.

Income from operations

(Dollars in Millions)

	Quarter Ended
	July 3, 2010	June 27, 2009	Change	% Change
Process and Motion Control	$34.3	$14.6	$19.7	134.9%
% of net sales	12.9%	6.2%	6.7%
Water Management	23.3	19.2	4.1	21.4%
% of net sales	16.4%	14.4%	2.0%
Corporate	(7.9)	(9.7)	1.8	18.6%

Consolidated	$49.7	$24.1	$25.6	106.2%
% of net sales	12.2%	6.6%	5.6%

Process and Motion Control

Process and Motion Control income from operations for the first quarter of fiscal 2011 improved $19.7 million, or 134.9%, to $34.3 million compared to the first quarter of fiscal 2010. Income from operations as a percent of sales increased 670 basis points from the prior first quarter to 12.9%. Comparability of results is impacted by $1.9 million of restructuring expenses that were included in income from operations during the first quarter of fiscal 2010. Excluding the effect of restructuring expenses, income from operations would have increased $17.8 million, or 107.9%, and income from operations as a percent of net sales would have improved by 590 basis points from comparable prior year period. The improvement in fiscal 2011 operating margin is primarily the result of increased leverage on higher year-over-year sales volume and other productivity gains, which were partially offset by higher commodity costs and investments in new product development and the enhancement of our global footprint.

Water Management

Water Management income from operations for the first quarter of fiscal 2011 improved $4.1 million, or 21.4%, to $23.3 million compared to the first quarter of fiscal 2010. Income from operations as a percent of sales increased 200 basis points from the prior first quarter to 16.4%. Comparability of results is impacted by $0.5 million of restructuring expenses that were included in income from operations during the first quarter of fiscal 2010. Excluding the effect of restructuring expenses, income from operations would have increased $3.6 million, or 18.3%, and income from operations as a percent of net sales would have improved by 160 basis points from comparable prior year period. The improvement in fiscal 2011 operating margin is primarily the result of increased cost leverage on higher year-over-year sales and productivity gains, which were partially offset by investments in the commercial capabilities to drive growth.

Corporate

Corporate expenses decreased by $1.8 million, or 18.6%, from $9.7 million in the first quarter of fiscal 2010 to $7.9 million in the first quarter of fiscal 2011, primarily driven by a $3.0 million dollar reduction in pension expense.

Interest expense, net

Interest expense, net was $45.3 million in the first quarter of fiscal 2011 compared to $44.3 million in the first quarter of fiscal 2010. The relatively consistent interest expense between the first quarter of fiscal 2011 and fiscal 2010 is the result of minimal change in the outstanding total borrowings and weighted average interest rates for the comparative periods.

Loss on the extinguishment of debt

During the first quarter of fiscal 2011 we recorded a $100.8 million loss on debt extinguishment as a result of the cash tender offer for certain of our outstanding debt, which we completed on May 5, 2010. See Liquidity and Capital Resources below for more details regarding this transaction.

Other expense, net

Other expense, net for the quarter ended July 3, 2010, consists of management fee expense of $0.8 million, loss on the sale of fixed assets of $0.3 million, income in unconsolidated affiliates of $0.4 million (including a $0.2 million gain on the sale of our investment in an unconsolidated subsidiary), foreign currency transaction losses of $17.6 million and other miscellaneous losses of $0.2 million. Other expense, net for the quarter ended June 27, 2009, consists of management fee expense of $0.8 million, transaction costs associated with the debt exchange offer of $6.0 million, partially offset by foreign currency transaction gains of $5.7 million and other miscellaneous gains of $0.1 million.

Provision for income taxes

The income tax provision was $1.4 million in the first quarter of fiscal 2011 compared to $2.8 million in the first quarter of fiscal 2010. Our effective income tax rate for the first quarter of fiscal 2011 was (1.2)% versus (13.2)% in the first quarter of fiscal 2010. The effective tax rate for the first quarter of fiscal 2011 includes the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for U.S. federal and state net operating losses and foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not. The effective tax rate for the first quarter of fiscal 2010 includes the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance for a U.S. federal net operating loss and foreign tax credits generated for which realization of such benefits is not deemed more likely than not.

Net loss

Our net loss for the first quarter of fiscal 2011 was $116.3 million compared to a net loss of $24.0 million in the first quarter of fiscal 2010 as a result of the factors described above.

Non-GAAP Financial Measure

In addition to net income, we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure under our senior secured credit facilities, as our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio). We reported Adjusted EBITDA of $78.3 million in the first quarter of fiscal 2011, and a net loss for the same period of $116.3 million.

Covenant Compliance

The credit agreement and indentures that govern our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indentures that govern our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio as of the end of each fiscal quarter. Certain covenants contained in the indentures that govern our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indentures, the Company’s ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1.0. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Quarter Ended June 27, 2009	Year Ended March 31, 2010	Quarter Ended July 3, 2010	Tweleve Months Ended July 3, 2010
Net loss	$(24.0)	$(5.6)	$(116.3)	$(97.9)
Interest expense, net	44.3	183.7	45.3	184.7
Income tax provision (benefit)	2.8	(38.0)	1.4	(39.4)
Depreciation and amortization	26.6	109.3	26.3	109.0

EBITDA	$49.7	$249.4	$(43.3)	$156.4

Adjustments to EBITDA:
Restructuring and other similar costs (1)	2.4	6.8	—	4.4
Loss on extinguishment of debt (2)	—	—	100.8	100.8
Stock option expense	1.3	5.5	1.3	5.5
Impact of inventory fair value adjustment (3)	0.3	0.3	—	—
LIFO expense (4)	1.2	1.7	1.0	1.5
CDSOA Recovery (5)	—	(0.8)	—	(0.8)
Other expense, net (6)	1.0	17.2	18.5	34.7

Subtotal of adjustments to EBITDA	$6.2	$30.7	$121.6	$146.1

Adjusted EBITDA	$55.9	$280.1	$78.3	$302.5

Fixed charges (7)				$174.2
Ratio of Adjusted EBITDA to Fixed Charges				1.74x
Senior secured bank indebtedness (8)				$496.9
Senior secured bank leverage ratio (9)				1.64x

(1)	Represents costs incurred by the Company to reduce operating costs and improve profitability. These charges are primarily comprised of work force reductions, asset impairments and contract termination costs.
(2)	The loss on extinguishment of debt is the result of the cash tender offer that we completed during the first quarter of fiscal 2011 as detailed in the “Liquidity and Capital Resources – Indebtedness” section below.
(3)	Represents the incremental unfavorable expenses of selling inventories that had been adjusted to fair value in purchase accounting as a result of the acquisition of Fontaine-Alliance Inc. and affiliates.
(4)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.
(5)	Recovery under Continued Dumping and Subsidy Offset Act (“CDSOA”).
(6)	Other expense, net for the quarter ended July 3, 2010, consists of management fee expense of $0.8 million, loss on the sale of fixed assets of $0.3 million, income in unconsolidated affiliates of $0.4 million (including a $0.2 million gain on the sale our investment in an unconsolidated subsidiary), foreign currency transaction losses of $17.6 million and other miscellaneous losses of $0.2 million. Other expense, net for the year ended March 31, 2010, consists of management fee expense of $3.0 million, transaction costs associated with the debt exchange offer of $6.0 million, foreign currency transaction losses of $4.3 million, loss on the sale of fixed assets of $2.5 million, income in unconsolidated affiliates of $0.5 million and other miscellaneous expenses of $1.9 million. Other expense, net for the quarter ended June 27, 2009, consists of management fee expense of $0.8 million, transaction costs associated with the debt exchange offer of $6.0 million, partially offset by foreign currency transaction gains of $5.7 million and other miscellaneous gains of $0.1 million.
(7)	The indentures governing our senior notes define fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.
(8)	The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $266.1 million (as defined by the senior secured credit facilities) at July 3, 2010. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.
(9)	The senior secured credit facilities define the senior secured bank leverage ratio as the ratio of senior secured bank debt to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources

Our primary source of liquidity is available cash and cash equivalents, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.

As of July 3, 2010, we had $278.6 million of cash and cash equivalents and approximately $210.7 million of additional borrowings available to us ($123.5 million of available borrowings under our revolving credit facility and $87.2 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of June 27, 2009, we had $318.0 million of cash and cash equivalents and approximately $96.0 of additional borrowings available to us ($28.7 million of available borrowings under our revolving credit facility and $67.3 million available under our accounts receivable securitization program).

Cash Flows

Net cash provided by operating activities in the first quarter of fiscal 2011 was $21.1 million compared to $48.9 million in the first quarter of fiscal 2010. The decrease in cash provided by operating activities is primarily driven by the following: a $26.7 million increase in trade working capital (accounts receivable, inventories and accounts payable) as such levels begin to align with current sales trends and accelerated cash interest of $19.3 million as the result of the completion of our cash tender offer completed in May 2010, which is partially offset by $5.9 million of lower cash restructuring. The remaining $12.3 million increase is primarily the result of the incremental cash flows generated on $39.4 million of higher net sales year-over-year.

Cash used for investing activities was $3.5 million in the first quarter of fiscal 2011 compared to $4.6 million in the first quarter of fiscal 2010. The year-over-year reduction in cash used for investing activities relates to the inclusion of $0.9 million of cash proceeds received in connection with the sale of our 9.5% interest in a non-core joint venture within our Water Management platform during the first quarter of fiscal 2011.

Cash provided by financing activities was $0.4 million in the first quarter of fiscal 2011 compared to a use of $5.5 million in the first quarter of fiscal 2010. The cash provided by financing activities in the first quarter of fiscal 2011 consisted of a source of cash from the issuance of $1,145.0 million of 8.50% Senior Notes due 2018 (the “8.50% Notes”), the proceeds of which were utilized to retire $1,067.4 million of previously outstanding senior notes, pay the $63.5 million tender premium to holders of the retired senior notes as well as $14.6 million of related debt issue costs. Additionally, we made repayments of $0.7 million of other long-term debt (including a $0.5 million payment on our term loan) and $1.6 million of short-term borrowings at various foreign subsidiaries. The cash used for financing activities for the first quarter of fiscal 2010 consisted of a $4.9 million payment of financing fees associated with our debt exchange offer and $0.6 million of payments on borrowings at various foreign subsidiaries.

Indebtedness

As of July 3, 2010 we had $2,219.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at July 3, 2010	Short-term Debt and Current Maturities of Long- Term Debt	Long-term Portion
Term loans	$763.0	$2.0	$761.0
8.50% Senior notes due 2018	1,145.0	—	1,145.0
9.50% Senior notes due 2014	0.9	—	0.9
8.875% Senior notes due 2016	2.0	—	2.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	8.3	4.8	3.5

Total Debt	$2,219.5	$6.8	$2,212.7

Senior Secured Credit Facility

On October 5, 2009, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating the credit agreement dated as of July 21, 2006. Our senior secured credit facilities provided under the Credit Agreement are funded by a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of July 3, 2010, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $193.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at July 3, 2010 was 3.70%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $26.5 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at July 3, 2010 and March 31, 2010, respectively.

The Credit Agreement, among other things: (i) allows for one or more future issuances of secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Credit Agreement, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans under the Credit Agreement at par; (ii) subject to the requirement to make such offers on a pro rata basis to all lenders, allows us to agree with individual lenders to extend the maturity of the term loans or revolving commitments, and for us to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension; and (iii) allows for one or more future issuances of additional secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Credit Agreement, in an amount not to exceed the amount of incremental facility availability under the Credit Agreement.

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

As of July 3, 2010, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $6.0 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of certain indebtedness (including our senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of July 3, 2010, the senior secured bank leverage ratio was 1.64 to 1.00.

Senior Notes and Senior Subordinated Notes

April 2010 Cash Tender Offers and $1,145.0 Million Note Offering

On May 5, 2010, we finalized the results of cash tender offers and consent solicitations launched on April 7, 2010 with respect to any and all of its outstanding (i) 9.50% Senior Notes due 2014 issued in 2006 (the “2006 9.50% Notes”), (ii) 9.50% Senior Notes due 2014 issued in April 2009 (the “2009 9.50% Notes” and, together with the 2006 9.50% Notes, the “9.50% Notes”) and (iii) 8.875% Senior Notes due 2016 (the “8.875% Notes”). Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remain outstanding.

In connection with the April 2010 tender offers and consent solicitations, on April 20, 2010, we entered into supplemental indentures by and among the Company, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, pursuant to which the 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes were issued (as amended and supplemented, the “Supplemental Indentures”). The Supplemental Indentures amended the terms governing the respective notes to, among other things, eliminate substantially all material restrictive covenants, eliminate or modify certain events of default and eliminate or modify related provisions in the respective indentures governing the notes.

On April 28, 2010, we issued $1,145.0 million aggregate principal amount of our 8.50% Notes in a private offering. The proceeds from the offering were used to fund (including transaction costs) the cash tender offers discussed above. The 8.50% Notes will mature on May 1, 2018, pursuant to an indenture, dated as of April 28, 2010, by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee.

We accounted for the cash tender offers and the issuance of the 8.50% Notes in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). Pursuant to this guidance, the cash tender offers were accounted for as an extinguishment of debt. In connection with the offering, we incurred an increase in long-term debt of approximately $89.5 million. Upon finalizing the accounting for this transaction, we recognized a $100.8 million loss on the debt extinguishment in the fiscal quarter ended July 3, 2010, which was comprised of a bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, we capitalized approximately $14.6 million of third party transaction costs, which will be amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

	Financial Statement Impact
	Balance Sheet -Debit (Credit)		Statement of Operations
	Deferred Financing Costs (1)	Original Issue Discount (2)	Expense (3)	Total
Cash transaction costs:
Third party transaction costs	$14.6	$—	$—	$14.6
Bond tender premiums (paid to lenders)	—	—	63.5	63.5

Total cash transaction costs	14.6	—	63.5	$78.1

Non-cash write-off of unamortized amounts:
Deferred financing costs	(25.4)	—	25.4
Net original issue discount	—	(11.9)	11.9

Net financial statement impact	$(10.8)	$(11.9)	$100.8

(1)	Recorded as a component of other assets within the consolidated balance sheet.
(2)	Recorded as a reduction in the face value of long-term debt within the consolidated balance sheet.
(3)	Recorded as a component of other non-operating expense within the consolidated statement of operations.

Outstanding Tranches of Notes

At July 3, 2010, we had outstanding $1,145.0 million in aggregate principal 8.50% Notes and $300.0 million in aggregate principal 11.75% senior subordinated notes due 2016 (the “11.75% Notes”). We also had outstanding $3.2 million in aggregate principal under other notes, consisting of 9.50% Notes, 8.875% Notes and 10.125% senior subordinated notes due 2012.

The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1 (commencing on November 1, 2010), and will mature on May 1, 2018. The 11.75% Notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The indenture governing the 8.50% Notes permits optional redemption of the notes on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at our option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. In the case of the 11.75% Notes, the indenture permits optional redemption on or after August 1, 2011 at the redemption prices set forth in the indenture plus accrued and unpaid interest. We must provide specified prior notice for redemption of the notes in accordance with the respective indentures.

In addition, at any time (which may be more than once) on or prior to May 1, 2013, we have the right to redeem up to 35% of the principal amount of the 8.50% Notes at a redemption price equal to 108.50% of the face amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net proceeds of one or more equity offerings so long as at least 65% of the aggregate principal amount of the 8.50% Notes issued remains outstanding after each redemption and such redemption occurs within a specified period after the equity offering.

Notwithstanding the above, our ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes or senior subordinated notes may be constrained or prohibited under the above-referenced senior secured credit facilities and, in the case of the senior subordinated notes, by the provisions in the indentures governing the senior notes.

The senior notes and senior subordinated notes are unsecured obligations. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit us to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow us to incur additional debt as long as it can satisfy the fixed charge coverage ratio of the indenture after giving effect thereto on a pro forma basis.

The indentures governing the 8.50% Notes and 11.75% Notes contain customary covenants, among others, limiting dividends, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring us to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture). The indentures governing the other notes do not contain material restrictive covenants.

The indentures governing the senior notes and the senior subordinated notes permit optional redemption of the notes on certain terms and at certain prices, as described above.

In addition, our indirect parent, Rexnord Holdings, has unsecured indebtedness at the parent company level (which is not included in our financial position) for which it relies heavily on us for the purpose of servicing its indebtedness. In the event Rexnord Holdings is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. The governing instruments for the Rexnord Holdings’ indebtedness contain customary affirmative and negative covenants that may result in restrictions to Rexnord Holdings. Though the restrictions on these obligations are not directly imposed on us, a default under the Rexnord Holdings debt obligations could result in a change of control and/or event of default under our other debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and other debt.

At July 3, 2010 and March 31, 2010, various wholly-owned subsidiaries had additional debt of $8.3 million and $7.2 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

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

At July 3, 2010, our available borrowing capacity under the AR Securitization Program was $87.2 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of July 3, 2010, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign exchange forward contracts and interest rate swaps to cover known foreign exchange transactions and interest rate fluctuations.

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors—Our international operations are subject to uncertainties, which could adversely affect our operating results”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal periods. The U.S. Dollar has strengthened during the first quarter of fiscal 2011 relative to many foreign currencies. As of July 3, 2010, stockholders’ equity increased by $13.1 million from March 31, 2010 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of July 3, 2010, the result would have decreased stockholders’ equity by approximately $14.0 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At July 3, 2010, we had outstanding forward foreign currency contracts that exchange U.S. Dollars (“USD”) for Canadian dollars (“CAD”) which were entered into to hedge firm and anticipated monthly cash flows through fiscal 2011. The forward contracts currently in place expire between July and March of fiscal 2011 and have notional amounts that do not exceed $0.5 million USD and contract rates that approximate $1USD:$1.07CAD. These contracts are not designated as hedges for ASC 815 accounting purpose and as such, the outstanding contracts are marked to market through earnings. The Company believes that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.5 million decrease in the fair value of foreign exchange forward contracts as of July 3, 2010.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of July 3, 2010, our outstanding borrowings under the senior secured term loan credit facility were $763.0 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $193.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.25% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at July 3, 2010 was 3.70%. We have entered into three interest rate swaps, which became effective beginning October 20, 2009 and mature on July 20, 2012, to hedge the variability in future cash flows associated with our variable-rate term loans. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.

Our loss before income taxes would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the interest rate swaps, a 100 basis point increase in the July 3, 2010 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.9 million on an annual basis.

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of July 3, 2010, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Management believes that for the period from April 1, 2010 through August 4, 2010, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 11 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

Information with respect to certain risk factors affecting the Company is contained in Item1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Management believes that as of August 4, 2010, there have been no material changes to this information.

ITEM 6.	EXHIBITS

See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: August 4, 2010	By:	/S/ MICHAEL H. SHAPIRO
	Name:	Michael H. Shapiro
	Title:	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

4.1(e)	Fourth Supplemental Indenture, dated as of April 20, 2010, to the Indenture dated as of February 7, 2007, respecting RBS Global, Inc.’s and Rexnord LLC’s 8.875% Senior Unsecured Notes due 2016, among RBS Global, Inc., Rexnord LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	Exhibit 4.3 to Form 8-K filed by the registrants on April 21, 2010.

4.2(f)	Fifth Supplemental Indenture, dated as of April 20, 2010, to the Indenture dated as of July 21, 2006, respecting RBS Global, Inc.’s and Rexnord LLC’s 9.50% Senior Unsecured Notes due 2014, among RBS Global, Inc., Rexnord LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	Exhibit 4.1 to Form 8-K filed by the registrants on April 21, 2010.

4.5(b)	First Supplemental Indenture, dated as of April 20, 2010, to the Indenture dated as of April 29, 2009, respecting RBS Global, Inc.’s and Rexnord LLC’s 9.50% Senior Unsecured Notes due 2014, among RBS Global, Inc., Rexnord LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	Exhibit 4.1 to Form 8-K filed by the registrants on April 21, 2010.

4.6(a)	Indenture, dated as of April 28, 2010, with respect to the 8.50% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	Exhibit 4.1 to Form 8-K filed by the registrants on April 28, 2010.

4.6(b)	Registration Rights Agreement, dated as of April 28, 2010, with respect to the 8.50% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries of RBS Global, Inc. party thereto, Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Goldman, Sachs & Co.	Exhibit 4.2 to Form 8-K filed by the registrants on April 28, 2010.

10.6(f)	Amended and Restated Non-Qualified Stock Option Agreement, dated April 16, 2010, between Rexnord Holdings, Inc. and Praveen Jeyarajah, amending and restating the option agreement dated as of October 29, 2009.*	Exhibit 10.1 to Form 8-K filed by the registrants on April 22, 2010.

10.6(g)	Amended and Restated Non-Qualified Stock Option Agreement, dated April 16, 2010, between Rexnord Holdings, Inc. and Praveen Jeyarajah, amending and restating the option agreement dated as of April 19, 2007.*	Exhibit 10.2 to Form 8-K filed by the registrants on April 22, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Denotes management plan or compensatory plan or arrangement.