Form 10-Q
period 2010-11-10
REXNORD LLC; RBS GLOBAL INC
filed 2010-11-12
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark one)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

 ______________________________________________

RBS GLOBAL, INC.	REXNORD LLC
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
 ______________________________________________

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
Registrant's telephone number, including area code: (414) 643-3000
_______________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 2, 2010
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

Private Securities Litigation Reform Act Safe Harbor Statement
Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K for the year ended March 31, 2010 in Part I, Item 1A, “Risk Factors.” Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS
RBS Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	October 2, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$309.9	$263.2
Receivables, net	252.9	234.1
Inventories, net	300.6	273.8
Other current assets	35.3	29.4
Total current assets	898.7	800.5
Property, plant and equipment, net	359.8	376.2
Intangible assets, net	668.9	688.5
Goodwill	1,015.5	1,012.2
Insurance for asbestos claims	86.0	86.0
Other assets	33.1	51.8
Total assets	$3,062.0	$3,015.2
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$13.2	$5.3
Trade payables	150.9	135.3
Compensation and benefits	52.3	58.7
Current portion of pension and postretirement benefit obligations	6.2	6.1
Interest payable	50.6	30.2
Other current liabilities	95.5	80.3
Total current liabilities	368.7	315.9

Long-term debt	2,211.2	2,123.9
Pension and postretirement benefit obligations	129.2	137.5
Deferred income taxes	249.9	249.9
Reserve for asbestos claims	86.0	86.0
Other liabilities	50.9	47.8
Total liabilities	3,095.9	2,961.0

Stockholders' (deficit) equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid-in capital	536.3	533.6
Retained deficit	(472.3)	(379.8)
Accumulated other comprehensive loss	(98.0)	(99.7)
Total stockholders' (deficit) equity	(33.9)	54.2
Total liabilities and stockholders' (deficit) equity	$3,062.0	$3,015.2
See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales	$412.3	$369.7	$819.6	$737.6
Cost of sales	267.3	245.0	533.4	498.3
Gross profit	145.0	124.7	286.2	239.3
Selling, general and administrative expenses	80.3	73.8	159.8	149.8
Restructuring and other similar charges	—	0.8	—	3.2
Amortization of intangible assets	12.0	12.0	24.0	24.1
Income from operations	52.7	38.1	102.4	62.2
Non-operating income (expense):
Interest expense, net	(43.3)	(46.8)	(88.6)	(91.1)
Loss on the extinguishment of debt	—	—	(100.8)	—
Other income, net	20.4	8.1	1.9	7.1
Income (loss) before income taxes	29.8	(0.6)	(85.1)	(21.8)
Provision (benefit) for income taxes	6.0	(5.1)	7.4	(2.3)
Net income (loss)	$23.8	$4.5	$(92.5)	$(19.5)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	October 2, 2010	September 26, 2009
Operating activities
Net loss	$(92.5)	$(19.5)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	28.3	29.2
Amortization of intangible assets	24.0	24.1
Amortization of deferred financing costs	4.0	5.5
Loss on dispositions of property, plant and equipment	1.4	0.2
Equity in earnings of unconsolidated affiliates	(4.0)	(0.3)
Other non-cash credits	(3.6)	(17.7)
Loss on debt extinguishment	100.8	—
Stock-based compensation expense	2.7	3.0
Changes in operating assets and liabilities:
Receivables	(16.3)	35.0
Inventories	(22.0)	51.9
Other assets	(2.0)	2.8
Accounts payable	14.5	(35.2)
Accruals and other	20.2	1.1
Cash provided by operating activities	55.5	80.1
Investing activities
Expenditures for property, plant and equipment	(11.4)	(9.3)
Proceeds from sale of unconsolidated affiliate	0.9	—
Acquisitions, net of cash	1.2	—
Cash used for investing activities	(9.3)	(9.3)
Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—
Repayments of long-term debt	(1,069.6)	(114.6)
Proceeds from borrowings of short-term debt	1.6	—
Payment of deferred financing fees	(14.6)	(4.9)
Payment of tender premium	(63.5)	—
Cash used for financing activities	(1.1)	(119.5)
Effect of exchange rate changes on cash and cash equivalents	1.6	5.3
Increase (decrease) in cash and cash equivalents	46.7	(43.4)
Cash and cash equivalents at beginning of period	263.2	277.5
Cash and cash equivalents at end of period	$309.9	$234.1

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 2, 2010
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the “Company”). These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.
The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2011. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K.
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

Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2011 presentation.
Recent Accounting Pronouncements
There have been no new accounting pronouncements issued during the first six months of fiscal 2011 that will have a material impact on the Company's financial statements. Additionally, the Company has not adopted any new accounting pronouncements during the first six months of fiscal 2011.
Evaluation of Subsequent Events
The Company evaluated subsequent events from the balance sheet date of October 2, 2010 through the date of this filing and has concluded that no subsequent events have occurred during this period.

2. Acquisitions
On August 31, 2010, the Company acquired full control of Mecánica Falk S.A. de C.V. ("Mecánica Falk"), a joint venture in which the Company previously maintained a 49% non-controlling interest. Located in Mexico City, Mexico, Mecánica Falk primarily serves as a distributor of the Company's existing Process and Motion Control products lines in Latin America. The acquisition of the remaining 51% interest in Mecánica Falk provides the Company with the opportunity to expand its international presence through a more direct ownership structure. Subsequent to August 31, 2010 Mecánica Falk's results of operations have been 100% consolidated into the Company's financial statements.
Due to the pre-existing 49% ownership interest in Mecánica Falk, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, the Company recognized a gain of $3.4 million in connection with this transaction to record its 49% ownership interest in Mecánica Falk at fair value on the acquisition date (The fair value was determined using a combination of the income approach and market approach. In completing this valuation management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses). The transaction was consummated through a redemption of the exiting shareholders' shares in exchange for a $6.1 million seller-financed note, which will be repaid in ratable installments over the next year. Excluding the seller-financed note, the Company acquired net assets of $12.1 million, including $7.7 million of intangible assets (comprised of $4.4 million of customer relationships and $3.3 million of goodwill) and $1.2 million of cash. Certain information about Mecánica Falk is not presented (e.g. pro forma financial information and allocation of purchase price) as the disclosure of such information is not material to the Company's results of operations and financial position.

3. Restructuring and Other Similar Costs
During the third quarter of fiscal 2009 (quarter ended December 27, 2008), the Company commenced certain restructuring actions to reduce operating costs and improve profitability. As the restructuring actions were substantially completed during fiscal October 2, 2010, the Company did not record any restructuring charges during the three or six months ended October 2, 2010. Comparatively, the Company recorded restructuring charges of $0.8 million and $3.2 million during the three and six months ended September 26, 2009, respectively, primarily consisting of severance costs related to workforce reductions. At October 2, 2010 the Company's remaining restructuring liability was $1.7 million compared to the March 31, 2010 restructuring liability of $3.3 million.
The following table summarizes the cumulative costs incurred in connection with the restructuring actions executed by the Company from September 28, 2008 to March 31, 2010 by reportable segment (in millions):

	Restructuring Costs To-date (Period from September 28, 2008 to March 31, 2010)
	Process and Motion Control	Water Management	Corporate	Consolidated
Severance costs	$19.7	$2.5	$0.2	$22.4
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	0.4	2.5	—	2.9
Lease termination and other costs	2.7	0.1	—	2.8
Total restructuring and other similar costs	$22.8	$8.3	$0.2	$31.3

The following table summarizes the activity in the Company's restructuring reserve for the six months ended October 2, 2010 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2010	$1.3	$2.0	$3.3
Cash payments	(1.0)	(0.5)	(1.5)
Currency translation adjustment	(0.1)	—	(0.1)
Restructuring reserve, October 2, 2010 (1)	$0.2	$1.5	$1.7

(1)    The restructuring reserve is included in other current liabilities on the condensed consolidated balance sheets.

4. Income Taxes
The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant, discrete items is reflected in the period in which they occur. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company's ability to utilize various tax credits and net operating loss (“NOL”) carryforwards.
The effective income tax rate for the second quarter of fiscal 2011 was 20.1% versus 850.0% in the second quarter of fiscal 2010. The effective income tax rate for the second quarter of fiscal 2011 includes the accrual of foreign income taxes at statutory rates which are generally below the U.S. federal statutory rate of 35%. The extremely high effective income tax rate for the second quarter of fiscal 2010 is mainly due to the effect of a decrease to the valuation allowance relating to prior period U.S. federal net operating losses generated for which realization of such benefits is now deemed more likely than not, in conjunction with the relatively small amount of loss before income taxes.
The effective income tax rate for the first six months of fiscal 2011 was (8.7)% versus 10.6% in the first six months of fiscal 2010. The effective income tax rate for the first six months of fiscal 2011 includes the accrual of foreign income taxes and an increase in the valuation allowance for U.S. federal and state net operating losses and foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not. The effective income tax rate for the first six months of fiscal 2010 includes the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized income tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more-likely-than-not.
At October 2, 2010, the Company had a $27.0 million liability for unrecognized net income tax benefits. At March 31, 2010, the Company's total liability for unrecognized net income tax benefits was $27.3 million. Due to the adoption of ASC 805 effective April 1, 2009, any future recognition of unrecognized income tax benefits will impact income tax expense instead of goodwill.
The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of October 2, 2010 and March 31, 2010, the total amount of gross, unrecognized income tax benefits includes $8.2 million and $7.7 million of accrued interest and penalties, respectively. The Company recognized $0.3 million of net interest and penalties as income tax expense during the six months ended October 2, 2010. The Company recognized $0.6 million of net interest and penalties as income tax expense during the six months ended September 26, 2009.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2007, state and local income tax examinations for years ending prior to fiscal 2006 or significant foreign income tax examinations for years ending prior to fiscal 2005.

5. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in millions):

	Second Quarter Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income (loss)	$23.8	$4.5	$(92.5)	$(19.5)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivatives, net of tax	(0.9)	(1.2)	(2.5)	0.5
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains, net of tax	0.8	2.0	1.6	4.0
Foreign currency translation adjustments	(10.5)	(3.0)	2.6	(2.6)

Comprehensive income (loss)	$13.2	$2.3	$(90.8)	$(17.6)

6. Inventories
The major classes of inventories are summarized as follows (in millions):

	October 2, 2010	March 31, 2010
Finished goods	$190.5	$171.7
Work in progress	60.0	51.1
Raw materials	32.0	30.9
Inventories at First-in, First-Out ("FIFO") cost	282.5	253.7
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	18.1	20.1
	$300.6	$273.8

7. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the six months ended October 2, 2010 by operating segment, are presented below (dollars in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process and Motion Control
Net carrying amount as of March 31, 2010	$852.3	$190.7	$170.0	$8.6	—	$369.3
Amortization	—	—	(13.5)	(0.7)	—	(14.2)
Acquisitions	3.3	—	4.4	—	—	4.4
Net carrying amount as of October 2, 2010	$855.6	$190.7	$160.9	$7.9	$—	$359.5
Water Management
Net carrying amount as of March 31, 2010	$159.9	$101.5	$205.2	$12.4	$0.1	$319.2
Amortization	—	—	(8.8)	(1.0)	—	(9.8)
Currency translation adjustment	—	—	—	—	—	—
Net carrying amount as of October 2, 2010	$159.9	$101.5	$196.4	$11.4	$0.1	$309.4
Consolidated
Net carrying amount as of March 31, 2010	$1,012.2	$292.2	$375.2	$21.0	$0.1	$688.5
Amortization	—	—	(22.3)	(1.7)	—	(24.0)
Acquisitions	3.3	—	4.4	—	—	4.4
Currency translation adjustment	—	—	—	—	—	—
Net carrying amount as of October 2, 2010	$1,015.5	$292.2	$357.3	$19.3	$0.1	$668.9

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of October 2, 2010 and March 31, 2010 are as follows (in millions):

		October 2, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(17.0)	$19.3
Customer relationships (including distribution network)	12 Years	533.9	(176.6)	357.3
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.2	—	292.2
		$862.5	(193.6)	$668.9

		March 31, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(15.3)	$21.0
Customer relationships (including distribution network)	12 Years	529.5	(154.3)	375.2
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.2	—	292.2
		$858.1	$(169.6)	$688.5
Intangible asset amortization expense totaled $12.0 million and $24.0 million for the second quarter and six months ended October 2, 2010, respectively. Intangible asset amortization expense totaled $12.0 million and $24.1 million for the second quarter and six months ended September 26, 2009, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $48.2 million in fiscal year 2011 (inclusive of $24.0 million of amortization expense recognized in the six months ended October 2, 2010), $47.9 million in fiscal year 2012, $47.5 million in fiscal years 2013, 2014, and 2015.

8. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	October 2, 2010	March 31, 2010
Taxes, other than income taxes	$6.5	$4.6
Sales rebates	16.2	12.0
Restructuring obligations (1)	1.7	3.3
Customer advances	19.1	12.4
Product warranty (2)	9.8	10.7
Commissions	6.5	6.6
Risk management reserves (3)	9.1	8.6
Deferred income taxes	4.5	2.1
Other	22.1	20.0
	$95.5	$80.3
____________________

(1)	See more information related to the restructuring obligations balance within Note 3.

(2)	See more information related to the product warranty obligations balance within Note 12.

(3)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

9. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	October 2, 2010	March 31, 2010
Term loans	$762.5	$763.5
8.50% Senior notes due 2018	1,145.0	—
9.50% Senior notes due 2014 (1)	—	979.2
8.875% Senior notes due 2016	2.0	79.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other (2)	14.6	7.2
Total	2,224.4	2,129.2
Less current portion	13.2	5.3
Long-term debt	$2,211.2	$2,123.9
________________________________

(1)	Includes a net unamortized bond issue discount of $12.1 million at March 31, 2010.

(2)	Includes, at October 2, 2010, $5.9 million outstanding principal related to a seller-financed note payable incurred in connection with the acquisition of Mecánica Falk on August 31, 2010 (see note 2).

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
As of October 2, 2010, the Company's outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $192.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at October 2, 2010 was 3.67%.
Borrowings under the Company's $150.0 million revolving credit facility accrue interest, at the Company's option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $27.7 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at October 2, 2010 and March 31, 2010, respectively.
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
As of October 2, 2010, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $5.5 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect certain indebtedness (including the senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company's senior secured credit facilities limit the Company's maximum senior secured bank leverage ratio to 4.25 to 1.00. As of October 2, 2010, the senior secured bank leverage ratio was 1.48 to 1.00.

Senior Notes and Senior Subordinated Notes
April 2009 Exchange Offer
On April 29, 2009, the Company and its indirect parent, Rexnord Holdings, finalized a debt exchange offer to exchange (a) 9.50% Senior Notes due 2014 (the “2009 9.50% Notes”) for any and all of the Company's 8.875% Senior Notes due 2016 (the “8.875% Notes”), (b) 2009 9.50% Notes for any and all of Rexnord Holdings' PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the 8.875% Notes, the “Old Notes”), and (c) 2009 9.50% Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the credit agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as syndication agent, and the lenders from time to time party thereto.
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
After and including the April 2009 exchange offer, the Company had issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bear interest at a rate of 9.50% per annum and which will mature on August 1, 2014. This amount includes $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the 2009 9.50% Notes and the Company's 9.50% Senior Notes due 2014 (the “2006 9.50% Notes”) are substantially similar with the exception of interest payment dates.
April 2010 Cash Tender Offers and $1,145.0 Million Note Offering
On May 5, 2010, the Company finalized the results of the cash tender offers and consent solicitations launched on April 7, 2010 with respect to any and all of its outstanding 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes. Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remained outstanding.
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

On April 28, 2010, the Company issued $1,145.0 million aggregate principal amount of 8.50% Senior Notes due 2018 (the “8.50% Notes”) in a private offering. The proceeds from the offering were used to fund (including transaction costs) the Company's cash tender offers discussed above. The 8.50% Notes will mature on May 1, 2018, pursuant to an indenture, dated as of April 28, 2010, by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee. The Company pays interest on the 8.50% Notes at 8.50% per annum, semiannually on May 1 and November 1 of each year, commencing on November 1, 2010.

The Company accounted for the cash tender offers and the issuance of the 8.50% Notes in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). Pursuant to this guidance, the cash tender offers were accounted for as an extinguishment of debt. In connection with the offering, the Company incurred an increase in long-term debt of approximately $89.5 million. Upon finalizing the accounting for this transaction, the Company recognized a $100.8 million loss on the debt extinguishment in the fiscal quarter ended July 3, 2010, which was comprised of a bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, the Company capitalized approximately $14.6 million of third party transaction costs, which are being amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

	Financial Statement Impact
	Balance Sheet -Debit (Credit)		Statement of Operations
	Deferred Financing Costs (1)	Original Issue Discount (2)	Expense (3)	Total
Cash transaction costs:
Third party transaction costs	$14.6	$—	$—	$14.6
Bond tender premiums (paid to lenders)	—	—	63.5	63.5
Total expected cash transaction costs	14.6	—	63.5	$78.1
Non-cash write-off of unamortized amounts:
Deferred financing costs	(25.4)	—	25.4
Net original issue discount	—	(11.9)	11.9
Net financial statement impact	$(10.8)	$(11.9)	$100.8
______________________

(1)	Recorded as a component of other assets within the condensed consolidated balance sheet.

(2)	Recorded as a reduction in the face value of long-term debt within the condensed consolidated balance sheet.

(3)	Recorded as a component of other non-operating expense within the condensed consolidated statement of operations.

Redemption of Notes
Subsequent to the April 2010 tender offers and consent solicitations, on September 24, 2010, the Company completed a redemption of all of the outstanding $0.9 million aggregate principal amount of the 2006 9.50% Notes and all of the $13,000 aggregate principal amount of the 2009 9.50% Notes, at a redemption price of 104.75% of principal amount outstanding plus accrued and additional interest applicable to the redemption date. Following the redemptions, no 2006 9.5% Notes and no 2009 9.5% Notes remained outstanding.
Outstanding Tranches of Notes
At October 2, 2010, the Company had outstanding $1,145.0 million in aggregate principal 8.50% Notes and $300.0 million in aggregate principal 11.75% Senior Subordinated Notes due 2016 (the “11.75% Notes”). The Company also had outstanding $2.3 million in aggregate principal under other notes, consisting of the 8.875% Notes and 10.125% senior subordinated notes due 2012.
The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1 (commencing on November 1, 2010), and will mature on May 1, 2018. The 11.75% Notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.
The indenture governing the 8.50% Notes permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at the Company's option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. In the case of the 11.75% Notes, the indenture permits optional redemption on or after August 1, 2011 at the redemption prices set forth in the indenture plus accrued and unpaid interest. The Company must provide specified prior notice for redemption of the notes in accordance with the indentures.

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

Notwithstanding the above, the Company's ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes or senior subordinated notes may be constrained or prohibited under the above-referenced senior secured credit facilities and, in the case of the senior subordinated notes, by the provisions in the indentures governing the senior notes.
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
The indentures governing the 8.50% Notes and 11.75% Notes contain customary covenants, among others, limiting dividends, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by the Company's subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture). The indentures governing the other notes do not contain material restrictive covenants.
In addition, the Company's indirect parent, Rexnord Holdings, has unsecured indebtedness at the parent company level (which is not included in the financial position of the Company) for which it relies heavily on the Company for the purpose of servicing its indebtedness. In the event Rexnord Holdings is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. The governing instruments for the Rexnord Holdings' indebtedness contain customary affirmative and negative covenants that may result in restrictions to Rexnord Holdings. Though the restrictions on these obligations are not directly imposed on the Company, a default under the Rexnord Holdings debt obligations could result in a change of control and/or event of default under the Company's other debt instruments and lead to an acceleration of all outstanding loans under the Company's senior secured credit facilities and other debt.
At October 2, 2010 and March 31, 2010, various wholly-owned subsidiaries had additional debt of $14.6 million and $7.2 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.
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
At October 2, 2010, the Company's available borrowing capacity under the AR Securitization Program was $92.8 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of October 2, 2010, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

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
Foreign Currency Forward Contracts
The Company periodically enters into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flow requirements expected to occur during the fiscal year. The Company currently has entered into forward foreign currency contracts that exchange United States dollars (“USD”) for Canadian dollars (“CAD”). The forward contracts currently in place expire between October and March of fiscal 2011 and have notional amounts that do not exceed $0.5 million USD and contract rates that approximate $1USD:$1.07CAD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amounts recorded on the condensed consolidated balance sheets and recognized within the consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
Interest Rate Swaps
Effective October 20, 2009, the Company entered into three interest rate swaps to hedge the variability in future cash flows associated with the Company's variable rate term loans. All three interest rate swaps mature on July 20, 2012. The three swaps convert an aggregate of $370.0 million of the Company's variable-rate term loans to fixed interest rates ranging from 2.08% to 2.39% plus the applicable margin. Interest rate derivatives have been accounted for as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives are recorded on the Company's condensed consolidated balance sheet with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's interest rate swaps within the tables below.
The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 11 for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following tables indicate the location and the fair value of the Company's derivative instruments within the condensed consolidated balance sheet segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Fair value of derivatives designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	October 2, 2010	March 31, 2010	Balance Sheet Classification
Interest rate swaps	$11.0	$6.6	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815-20:

	Asset Derivatives
	October 2, 2010	March 31, 2010	Balance Sheet Classification
Foreign currency forward contracts	$0.1	$0.1	Other current assets

The following table indicates the location and the amount of gains and losses associated with the Company's derivative instruments, net of tax, within the condensed consolidated balance sheet (for qualifying ASC 815-20 instruments) and recognized within the condensed consolidated statement of operations. The information is segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income		Amount of gain or (loss) reclassified from accumulated OCI into income
Derivative instruments designated as cash flow hedging relationships under ASC 815-20				Second Quarter Ended		Six Months Ended
	October 2, 2010	March 31, 2010		October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Interest rate swaps	$(6.5)	$(4.0)	Interest expense, net	$(2.1)	$(3.0)	$(3.9)	$(5.6)

		Amount recognized in other income (expense), net during quarter ended		Amount recognized in other income (expense), net during quarter ended
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives	Second Quarter Ended		Six Months Ended
		October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Foreign currency forward contracts	Other income (expense), net	$0.1	$(0.6)	$0.1	$0.3

The Company currently expects to reclassify $6.3 million within accumulated other comprehensive loss into earnings (as interest expense) during the next year as the Company's current mark to market calculations assume that variable rates will remain below its fixed contract rates for the next twelve months.

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
The Company's fair value measurements which were impacted by ASC 820 as of October 2, 2010 include:
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

The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within Level 2 of the fair value hierarchy. The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of October 2, 2010 (in millions):

	Fair Value as of October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1
Liabilities:
Interest rate swaps	$—	$11.0	$—	$11.0
Total liabilities at fair value	$—	$11.0	$—	$11.0

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at October 2, 2010 and March 31, 2010 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of October 2, 2010 and March 31, 2010 was approximately $2,224.4 million and $2,129.2 million, respectively, whereas the fair value of long-term debt as of October 2, 2010 and March 31, 2010 was approximately $2,257.7 million and $2,151.3 million, respectively. The fair value is based on quoted market prices for the same issues.

12. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Second Quarter Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Balance at beginning of period	$10.2	$8.5	$10.7	$7.2
Charged (credited) to operations	(0.6)	1.5	1.3	3.6
Claims settled	0.2	(1.7)	(2.2)	(2.5)
Balance at end of period	$9.8	$8.3	$9.8	$8.3

Contingencies:
The Company's subsidiaries are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In connection with the Carlyle Group (“Carlyle”) acquisition in November 2002, Invensys plc has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•
In 2002, Rexnord Industries, LLC (formerly known as Rexnord Corporation) (“Rexnord Industries”) was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant.

•
All previously pending lawsuits related to the Site have been settled and dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in matters related to the Site and has paid 100% of the costs to date.

•
Multiple lawsuits (with approximately 1,425 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are approximately 3,700 individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

In connection with the Falk Corporation (“Falk”) acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•
Falk, through its successor entity, is a defendant in approximately 190 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 560 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of October 2, 2010, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 28,500 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of October 2, 2010, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $86.0 million of which Zurn expects to pay approximately $67.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.

As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of October 2, 2010, is approximately $268.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $192.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $268.0 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.
As of October 2, 2010, the Company recorded a receivable from its insurance carriers of $86.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $268.0 million of insurance coverage will ultimately be available or that Zurn's asbestos liabilities will not ultimately exceed $268.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
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

13. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Second Quarter Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Pension Benefits:
Service cost	$0.5	$0.8	$1.0	$1.6
Interest cost	8.4	8.8	16.8	17.7
Expected return on plan assets	(9.2)	(7.5)	(18.4)	(14.9)
Amortization of:
Prior service cost	0.1	0.1	0.2	0.2
Actuarial losses	1.6	3.7	3.2	7.3
Net periodic benefit cost	$1.4	$5.9	$2.8	$11.9
Other Postretirement Benefits:
Service cost	$—	$—	$—	$0.1
Interest cost	0.5	0.5	1.0	0.9
Amortization:
Prior service cost	(0.5)	(0.5)	(1.0)	(1.0)
Actuarial losses	0.3	—	0.6	—
Net periodic benefit cost	$0.3	$—	$0.6	$—
The net periodic benefit cost for the three and six months ended October 2, 2010 is lower compared to the three and six months ended September 26, 2009 primarily due to the market recovery of plan assets within the Company's funded pension plans in fiscal 2010, as well as a current year benefit of certain plan amendments (plan freezes) made in the fourth quarter of fiscal 2010.
During the first six months of fiscal 2011 and 2010, the Company made contributions of $3.7 million and $2.5 million, respectively, to its U.S. qualified pension plan trusts.

14. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under the prior authoritative literature, the Company adopted ASC 718 using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the Apollo Management L.P. (“Apollo”) transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of October 2, 2010, 393,413 of these rollover stock options remained outstanding.
In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining 50% of the options are eligible to vest based on the Company's achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2015.

The fair value of each option granted under the Option Plan during the six months ended October 2, 2010 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 41% based on the expected volatility of publicly-traded companies within the Company's industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 2.41% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 144,000 options granted under the Option Plan between April 1, 2010 and October 2, 2010 was $17.65.
For the second quarter and six months ended October 2, 2010, the Company recorded $1.4 million and $2.7 million, respectively, of stock-based compensation expense. For the second quarter and six months ended September 26, 2009, the Company recorded $1.7 million and $3.0 million, respectively, of stock-based compensation expense. As of October 2, 2010, there was $9.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.8 years.
The following table presents the Company's stock option activity during the first six months of fiscal 2011 and 2010:

	Period from April 1, 2010 through October 2, 2010		Period from April 1, 2009 through September 26, 2009
	Shares	Weighted Avg. Excercise Price	Shares	Weighted Avg. Excercise Price
Number of shares under option:
Outstanding at beginning of period (1)	2,498,666	$18.25	2,721,505	$17.69
Granted	144,000	37.00	390,850	20.00
Exercised	—	—	(75,323)	14.83
Canceled/Forfeited	(14,649)	19.95	(471,426)	19.94
Outstanding at end of period (1) (2)	2,628,017	$19.27	2,565,606	$17.72
Exercisable at end of period (3)	1,492,451	$16.77	1,304,683	$15.06
______________________

(1)	Includes 393,413 roll-over options as of October 2, 2010.

(2)	The weighted average remaining contractual life of options outstanding at October 2, 2010 is 7.0 years.

(3)	The weighted average remaining contractual life of options exercisable at October 2, 2010 is 6.2 years.

15. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process and Motion Control platform and the Water Management platform. The Process and Motion Control platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyor belts, aerospace bearings and seals, special components and industrial chain and conveying equipment serving the industrial and aerospace markets. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management platform manufactures professional grade specification plumbing, PEX piping, commercial brass and water and wastewater treatment and control products serving the infrastructure, commercial and residential markets. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The financial information of the Company's segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company's Board of Directors. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 1).

Business Segment Information:
(In Millions)

	Quarter Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales
Process and Motion Control	$282.1	$238.4	$547.6	$472.8
Water Management	130.2	131.3	272.0	264.8
Consolidated	$412.3	$369.7	$819.6	$737.6
Income (loss) from operations
Process and Motion Control	$42.5	$24.0	$76.8	$38.6
Water Management	18.3	22.4	41.6	41.6
Corporate	(8.1)	(8.3)	(16.0)	(18.0)
Consolidated	$52.7	$38.1	$102.4	$62.2
Non-operating income (expense):
Interest expense, net	(43.3)	(46.8)	(88.6)	(91.1)
Loss on the extinguishment of debt	—	—	(100.8)	—
Other income, net	20.4	8.1	1.9	7.1
Income (loss) before income taxes	29.8	(0.6)	(85.1)	(21.8)
Provision (benefit) for income taxes	6.0	(5.1)	7.4	(2.3)
Net income (loss)	$23.8	$4.5	$(92.5)	$(19.5)
Restructuring and other similar costs (included in Income from operations)
Process and Motion Control	$—	$0.8	$—	$2.7
Water Management	—	—	—	0.5
Consolidated	$—	$0.8	$—	$3.2
Depreciation and Amortization
Process and Motion Control	$19.5	$20.3	$39.3	$40.4
Water Management	6.5	6.4	13.0	12.9
Consolidated	$26.0	$26.7	$52.3	$53.3
Capital Expenditures
Process and Motion Control	$5.3	$4.1	$8.8	$7.4
Water Management	1.7	0.6	2.6	1.9
Consolidated	$7.0	$4.7	$11.4	$9.3

			October 2, 2010	March 31, 2010
Total Assets
Process and Motion Control			$2,235.6	$2,170.0
Water Management			795.2	799.1
Corporate			31.2	46.1
Consolidated			$3,062.0	$3,015.2

16. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at October 2, 2010 and March 31, 2010 and for the three and six months ended October 2, 2010 and September 26, 2009 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
October 2, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$243.9	$66.0	$—	$309.9
Receivables, net	—	166.2	86.7	—	252.9
Inventories, net	—	234.1	66.5	—	300.6
Other current assets	4.1	12.4	18.8	—	35.3
Total current assets	4.1	656.6	238.0	—	898.7
Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	277.1	82.7	—	359.8
Intangible assets, net	—	639.5	29.4	—	668.9
Goodwill	—	826.4	189.1	—	1,015.5
Investment in:
Guarantor subsidiaries	1,518.5	—	—	(1,518.5)	—
Non-guarantor subsidiaries	—	628.6	—	(628.6)	—
Insurance for asbestos claims	—	86.0	—	—	86.0
Other assets	31.1	1.7	0.3	—	33.1
Total assets	$1,578.4	$3,134.5	$496.2	$(2,147.1)	$3,062.0
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current portion of long-term debt	$2.0	$0.1	$11.1	$—	$13.2
Trade payables	—	107.9	43.0	—	150.9
Compensation and benefits	—	39.6	12.7	—	52.3
Current portion of pension and postretirement benefit obligations	—	3.7	2.5	—	6.2
Interest payable	49.3	1.3	—		50.6
Other current liabilities	7.5	68.4	19.6	—	95.5
Total current liabilities	58.8	221.0	88.9	—	368.7
Long-term debt	2,207.9	0.5	2.8	—	2,211.2
Note (receivable from) payable to affiliates, net	(801.3)	1,102.9	(301.6)	—	—
Pension and postretirement benefit obligations	—	87.5	41.7	—	129.2
Deferred income taxes	121.7	104.2	24.0	—	249.9
Reserve for asbestos claims	—	86.0	—	—	86.0
Other liabilities	25.2	13.9	11.8	—	50.9
Total liabilities	1,612.3	1,616.0	(132.4)	—	3,095.9
Total stockholders' equity (deficit)	(33.9)	1,518.5	628.6	(2,147.1)	(33.9)
Total liabilities and stockholders' equity (deficit)	$1,578.4	$3,134.5	$496.2	$(2,147.1)	$3,062.0

Condensed Consolidating Balance Sheet
March 31, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$203.3	$59.9	$—	$263.2
Receivables, net	—	165.6	68.5	—	234.1
Inventories, net	—	215.5	58.3	—	273.8
Other current assets	—	14.9	14.5	—	29.4
Total current assets	—	599.3	201.2	—	800.5
Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	292.4	83.8	—	376.2
Intangible assets, net	—	663.4	25.1	—	688.5
Goodwill	—	826.4	185.8	—	1,012.2
Investment in:
Guarantor subsidiaries	1,473.6	—	—	(1,473.6)	—
Non-guarantor subsidiaries	—	603.0	—	(603.0)	—
Insurance for asbestos claims	—	86.0	—	—	86.0
Other assets	45.9	5.7	0.2	—	51.8
Total assets	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.1	$3.2	$—	$5.3
Trade payables	—	93.2	42.1	—	135.3
Compensation and benefits	—	46.7	12.0	—	58.7
Current portion of pension and postretirement benefit obligations	—	3.7	2.4	—	6.1
Interest payable	28.8	1.4	—	—	30.2
Other current liabilities	4.6	54.6	21.1	—	80.3
Total current liabilities	35.4	199.7	80.8	—	315.9
Long-term debt	2,120.0	0.5	3.4	—	2,123.9
Note (receivable from) payable to affiliates, net	(809.4)	1,119.6	(310.2)	—	—
Pension and postretirement benefit obligations	—	96.6	40.9	—	137.5
Deferred income taxes	123.0	103.6	23.3	—	249.9
Reserve for asbestos claims	—	86.0	—	—	86.0
Other liabilities	21.0	15.2	11.6	—	47.8
Total liabilities	1,490.0	1,621.2	(150.2)	—	2,961.0
Total stockholders' equity	54.2	1,473.6	603.0	(2,076.6)	54.2
Total liabilities and stockholders' equity	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2

Condensed Consolidating Statement of Operations
Three Months Ended October 2, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$317.3	$117.4	$(22.4)	$412.3
Cost of sales	—	206.0	83.7	(22.4)	267.3
Gross profit	—	111.3	33.7	—	145.0
Selling, general and administrative expenses	—	62.3	18.0	—	80.3
Amortization of intangible assets	—	11.9	0.1	—	12.0
Income from operations	—	37.1	15.6	—	52.7
Non-operating (expense) income:
Interest expense, net:
To third parties	(43.1)	—	(0.2)	—	(43.3)
To affiliates	29.1	(25.6)	(3.5)	—	—
Other (expense) income, net	(0.8)	4.5	16.7	—	20.4
(Loss) income before income taxes	(14.8)	16.0	28.6	—	29.8
(Benefit) provision for income taxes	(9.1)	6.5	8.6	—	6.0
(Loss) income before equity in earnings of subsidiaries	(5.7)	9.5	20.0	—	23.8
Equity in earnings of subsidiaries	29.5	20.0	—	(49.5)	—
Net income	$23.8	$29.5	$20.0	$(49.5)	$23.8

Condensed Consolidating Statement of Operations
Three Months Ended September 26, 2009
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$291.4	$93.3	$(15.0)	$369.7
Cost of sales	—	192.2	67.8	(15.0)	245.0
Gross profit	—	99.2	25.5	—	124.7
Selling, general and administrative expenses	—	56.8	17.0	—	73.8
Restructuring and other similar charges	—	0.6	0.2	—	0.8
Amortization of intangible assets	—	12.0	—	—	12.0
Income from operations	—	29.8	8.3	—	38.1
Non-operating income (expense):
Interest expense, net:
To third parties	(46.4)	(0.2)	(0.2)	—	(46.8)
To affiliates	28.8	(25.5)	(3.3)	—	—
Other, net	13.2	1.7	(6.8)	—	8.1
Loss (income) before income taxes	(4.4)	5.8	(2.0)	—	(0.6)
(Benefit) provision for income taxes	(6.3)	(3.6)	4.8	—	(5.1)
Income (loss) before equity in earnings (loss) of subsidiaries	1.9	9.4	(6.8)	—	4.5
Equity in earnings (loss) of subsidiaries	2.6	(6.8)	—	4.2	—
Net income (loss)	$4.5	$2.6	$(6.8)	$4.2	$4.5

Condensed Consolidating Statement of Operations
Six Months Ended October 2, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$629.8	$231.2	$(41.4)	$819.6
Cost of sales	—	410.9	163.9	(41.4)	533.4
Gross profit	—	218.9	67.3	—	286.2
Selling, general and administrative expenses	—	123.9	35.9	—	159.8
Amortization of intangible assets	—	23.8	0.2	—	24.0
Income from operations	—	71.2	31.2	—	102.4
Non-operating (expense) income:
Interest expense, net:
To third parties	(88.4)	0.1	(0.3)	—	(88.6)
To affiliates	59.1	(52.0)	(7.1)	—	—
Loss on debt extinguishment	(100.8)	—	—	—	(100.8)
Other (expense) income, net	(1.6)	7.9	(4.4)	—	1.9
(Loss) income before income taxes	(131.7)	27.2	19.4	—	(85.1)
(Benefit) provision for income taxes	(7.1)	9.2	5.3	—	7.4
(Loss) income before equity in earnings of subsidiaries	(124.6)	18.0	14.1	—	(92.5)
Equity in earnings of subsidiaries	32.1	14.1	—	(46.2)	—
Net (loss) income	$(92.5)	$32.1	$14.1	$(46.2)	$(92.5)

Condensed Consolidating Statement of Operations
Six Months Ended September 26, 2009
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$582.0	$182.7	$(27.1)	$737.6
Cost of sales	—	391.7	133.7	(27.1)	498.3
Gross profit	—	190.3	49.0	—	239.3
Selling, general and administrative expenses	—	115.9	33.9	—	149.8
Restructuring and other similar charges	—	2.1	1.1	—	3.2
Amortization of intangible assets	—	24.0	0.1	—	24.1
Income from operations	—	48.3	13.9	—	62.2
Non-operating income (expense):
Interest expense, net:
To third parties	(90.1)	(0.4)	(0.6)	—	(91.1)
To affiliates	56.7	(50.6)	(6.1)	—	—
Other, net	6.5	2.2	(1.6)	—	7.1
(Loss) income before income taxes	(26.9)	(0.5)	5.6	—	(21.8)
(Benefit) provision for income taxes	(14.2)	4.4	7.5	—	(2.3)
Income (loss) before equity in loss of subsidiaries	(12.7)	(4.9)	(1.9)	—	(19.5)
Equity in loss of subsidiaries	(6.8)	(1.9)	—	8.7	—
Net loss	$(19.5)	$(6.8)	$(1.9)	$8.7	$(19.5)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 2, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(92.5)	$32.1	$14.1	$(46.2)	$(92.5)
Non-cash adjustments	72.8	29.0	5.6	46.2	153.6
Changes in operating assets and liabilities, including intercompany activity	21.9	(12.7)	(14.8)	—	(5.6)
Cash provided by operating activities	2.2	48.4	4.9	—	55.5
Investing activities
Expenditures for property, plant and equipment	—	(8.7)	(2.7)	—	(11.4)
Proceeds from sale of unconsolidated affiliates	—	0.9	—	—	0.9
Acquisition, net of cash	—	—	1.2	—	1.2
Cash used for investing activities	—	(7.8)	(1.5)	—	(9.3)
Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—	—	—	1,145.0
Proceeds from borrowings of short-term debt	—	—	1.6	—	1.6
Repayments of long-term debt	(1,069.1)	—	(0.5)	—	(1,069.6)
Payment of deferred financing fees	(14.6)	—	—	—	(14.6)
Payment of tender premium	(63.5)	—	—	—	(63.5)
Cash provided by (used for) financing activities	(2.2)	—	1.1	—	(1.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	—	1.6
Increase in cash and cash equivalents	—	40.6	6.1	—	46.7
Cash and cash equivalents at beginning of period	—	203.3	59.9	—	263.2
Cash and cash equivalents at end of period	$—	$243.9	$66.0	$—	$309.9

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 26, 2009
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(19.5)	$(6.8)	$(1.9)	$8.7	$(19.5)
Non-cash adjustments	12.7	52.3	(12.3)	(8.7)	44.0
Changes in operating assets and liabilities, including intercompany activity	94.7	(60.0)	20.9	—	55.6
Cash provided by (used for) operating activities	87.9	(14.5)	6.7	—	80.1
Investing activities
Expenditures for property, plant and equipment	—	(7.3)	(2.0)	—	(9.3)
Cash used for investing activities	—	(7.3)	(2.0)	—	(9.3)
Financing activities
Repayments of long-term debt	(83.0)	(30.0)	(1.6)	—	(114.6)
Payment of financing fees	(4.9)	—	—	—	(4.9)
Cash used for financing activities	(87.9)	(30.0)	(1.6)	—	(119.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.3	—	5.3
(Decrease) increase in cash and cash equivalents	—	(51.8)	8.4	—	(43.4)
Cash and cash equivalents at beginning of period	—	232.5	45.0	—	277.5
Cash and cash equivalents at end of period	$—	$180.7	$53.4	$—	$234.1

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for information with respect to the Company's critical accounting policies, which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of October 2, 2010 and during the period from April 1, 2010 through October 2, 2010, there has been no material change to this information.
Update on Goodwill and Other Intangible Assets
Commensurate with our previously disclosed policy, goodwill and other intangible assets with indefinite lives are reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. As of the date of this filing, we are not aware of any events that have occurred since our last impairment testing date that requires us to review these assets for impairment prior to the annual testing date.
Mecanica Falk Acquisition
On August 31, 2010, we acquired full control of Mecánica Falk S.A. de C.V. ("Mecánica Falk"), a joint venture in which the we previously maintained a 49% non-controlling interest. Located in Mexico City, Mexico, Mecánica Falk primarily serves as a distributor of our existing Process and Motion Control products lines in Latin America. The acquisition of the remaining 51% interest in Mecánica Falk provides us with the opportunity to expand our international presence through a more direct ownership structure. Subsequent to August 31, 2010 Mecánica Falk's results of operations have been 100% consolidated into our financial statements.
Due to the pre-existing 49% ownership interest in Mecánica Falk, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, we recognized a gain of $3.4 million in connection with this transaction to record its 49% ownership interest in Mecánica Falk at fair value on the acquisition date (The fair value was determined using a combination of the income approach and market approach. In completing this valuation management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses). The transaction was consummated through a redemption of the exiting shareholders' shares in exchange for a $6.1 million seller-financed note, which will be repaid in ratable installments over the next several quarters. Excluding the seller-financed note, we acquired net assets of $12.1 million, including $7.7 million of intangible assets (comprised of $4.4 million of customer relationships and $3.3 million of goodwill) and $1.2 million of cash. Certain information about Mecánica Falk is not presented (e.g. pro forma financial information and allocation of purchase price) as the disclosure of such information is not material to our results of operations and financial position.
Recent Accounting Pronouncements
There have been no new accounting pronouncements issued during the first six months of fiscal 2011 that will have a material impact on our financial statements. Additionally, we have not adopted any new accounting pronouncements during the first six months of fiscal 2011.
Evaluation of Subsequent Events
The Company evaluated subsequent events from the balance sheet date of October 2, 2010 through the date of this filing and has concluded that no subsequent events have occurred during this period.

Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from July 4, 2010 through October 2, 2010 as the “second quarter of fiscal 2011” or the “second quarter ended October 2, 2010.” Similarly, we refer to the period from June 28, 2009 through September 26, 2009 as the “second quarter of fiscal 2010” or the “second quarter ended September 26, 2009.” We refer to the period from April 1, 2010 through October 2, 2010 as the “first six months of fiscal 2011” or the “six months ended October 2, 2010.” Similarly, we refer to the period from April 1, 2009 through September 26, 2009 as the “first six months of fiscal 2010” or the “six months ended September 26, 2009.

Results of Operations
General
We believe we are a leading, global multi-platform industrial company strategically positioned within the markets and industries we serve. Currently, our business is comprised of two strategic platforms: (i) Process and Motion Control, which produces gears, couplings, industrial bearings, aerospace bearings and seals, flattop, special components and industrial chain and conveying equipment, and (ii) Water Management, which produces professional grade specification plumbing, PEX piping, commercial brass, water and wastewater treatment and control products. Our Process and Motion Control platform designs, manufactures, markets and services specified highly engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. Our Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation.
Our strategy is to build the Company around multiple, global strategic platforms that participate in end-markets with above average growth characteristics where we are, or have the opportunity to become, the industry leader. We have successfully completed and integrated several acquisitions and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our Company. We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Process and Motion Control products in the industrial and aerospace end markets. Our Process and Motion Control products are used in the plants and equipment of companies in diverse end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. Our Water Management platform is a leader in the multi-billion dollar, specification driven, non-residential construction market for water management products, and with recent acquisitions, we have gained entry into the municipal water and wastewater treatment markets. Typically, our Process and Motion Control products are initially incorporated into products sold by OEMs or sold to end users as critical components in large, complex systems where the cost of failure or downtime is high and thereafter replaced through industrial distributors as they are consumed or worn out. The demand for our Water Management products is primarily driven by new infrastructure, the retro-fit of existing structures to make them more energy and water efficient, commercial and, to a lesser extent, residential construction. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California, the International Association of Plumbing and Mechanical Codes, the National Sanitation Foundation or the American Water Works Association, prior to the commercialization of our products.

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
The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 “MD&A” in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Consolidated Overview
Net sales for the second quarter of fiscal 2011 were $412.3 million, an increase of $42.6 million, or 11.5%, compared to the second quarter of fiscal 2010, while net sales for the first six months of fiscal 2011 were $819.6 million, an increase of $82.0 million, or 11.1% compared to the first six months of fiscal 2010. The year-over-year net sales increase is a result of the increased demand we are experiencing across the majority of our Process and Motion Control end-markets.
Our backlog as of October 2, 2010 was $401 million compared to $359 million as of March 31, 2010, an increase of approximately 11.7% in the first six months. The backlog improvement during the first six months of fiscal 2011 is the result of strong order rates within our Process and Motion Control businesses while our Water Management backlog has remained stable.
Income from operations for the second quarter of fiscal 2011 improved $14.6 million, or 38.3% to $52.7 million compared to the second quarter of fiscal 2010, while income from operations for the first six months of fiscal 2011 improved $40.2 million, or 64.6% to $102.4 million compared to the first six months of fiscal 2010. Comparability of results is impacted by $0.8 million and $3.2 million of restructuring expenses that were included in income from operations during the second quarter and first six months of fiscal 2010, respectively. Excluding restructuring, income from operations would have increased by $13.8 million or 35.5% in the second quarter of fiscal 2011 and by $37.0 million or 56.6% in the first six months of fiscal 2011 versus the comparable prior year periods. Excluding restructuring, income from operations as a percent of net sales would have increased by 230 basis points to 12.8% in the second quarter and by 360 basis points to 12.5% in the first six months of fiscal 2011 versus the comparable prior year periods. This improvement in income from operations as a percent of net sales in both periods was primarily driven by the impact of the increase in year-over-year net sales and productivity gains, which is partially offset by higher commodity costs and investments in new product development and international growth initiatives.
Second Quarter Ended October 2, 2010 Compared with the Second Quarter Ended September 26, 2009:
Net sales
(Dollars in Millions)

	Quarter Ended
	October 2, 2010	September 26, 2009	Change	% Change
Process and Motion Control	$282.1	$238.4	$43.7	18.3%
Water Management	130.2	131.3	(1.1)	(0.8)%
Consolidated	$412.3	$369.7	$42.6	11.5%
Process and Motion Control
Process and Motion Control net sales in the second quarter of fiscal 2011 were $282.1 million, an increase of $43.7 million, or 18.3%, from $238.4 million in the second quarter of fiscal 2010. Foreign currency fluctuations unfavorably impacted sales by $3.2 million, or 1.4%, during the second quarter primarily driven by the unfavorable impact of our Euro denominated sales translated to U.S. Dollars. Excluding foreign currency fluctuations, year-over-year core net sales increased by 19.7%. The year-over-year net sales increase was driven by share gains across many of our businesses, accelerated international growth and improving end-market demand across our business in North America.

Water Management
Water Management net sales in the second quarter of fiscal 2011 were $130.2 million, a decrease of $1.1 million, or 0.8%, from $131.3 million in the second quarter of fiscal 2010. Foreign currency fluctuations favorably impacted sales by approximately $0.4 million, or 0.3%, during the quarter due primarily to the favorable impact of our Canadian Dollar denominated sales translated to U.S. Dollars. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $1.5 million, or 1.1%. The year-over-year decline in sales was entirely the result of lower shipments within our water and waste water end-markets compared to the prior year driven by a lower backlog of shippable projects in the second quarter compared to a year ago. At the segment level, the sales decline was almost entirely offset by a sales increase in other categories of our infrastructure end-markets and retro-fit opportunities as we continue to outperform the overall market contraction through targeted share gain initiatives.

Income from operations
(Dollars in Millions)

	Quarter Ended
	October 2, 2010	September 26, 2009	Change	% Change
Process and Motion Control	$42.5	$24.0	$18.5	77.1%
% of net sales	15.1%	10.1%	5.0%
Water Management	18.3	22.4	(4.1)	(18.3)%
% of net sales	14.1%	17.1%	(3.0)%
Corporate	(8.1)	(8.3)	0.2	2.4%
Consolidated	$52.7	$38.1	$14.6	38.3%
% of net sales	12.8%	10.3%	2.5%
Process and Motion Control
Process and Motion Control income from operations for the second quarter of fiscal 2011 improved $18.5 million, or 77.1%, to $42.5 million compared to the second quarter of fiscal 2010. Income from operations as a percent of sales increased 500 basis points from the prior second quarter to 15.1%. Comparability of results is impacted by $0.8 million of restructuring expenses that were included in income from operations during the second quarter of fiscal 2010. Excluding the effect of restructuring expenses, income from operations would have increased $17.7 million, or 71.4%, and income from operations as a percent of net sales would have improved by 470 basis points from the comparable prior year period. The improvement in fiscal 2011 operating margin is primarily the result of increased leverage on higher year-over-year sales volume and other productivity gains, which were partially offset by higher commodity costs and investments in new product development and international growth initiatives.
Water Management
Water Management income from operations for the second quarter of fiscal 2011 declined $4.1 million, or 18.3%, to $18.3 million compared to the second quarter of fiscal 2010. Income from operations as a percent of sales decreased 300 basis points from the prior second quarter to 14.1%. The decline in fiscal 2011 operating margin is primarily the result of recent material price increases and lower shipments within our water and wastewater end-markets.
Corporate
Corporate expenses decreased by $0.2 million, or 2.4%, from $8.3 million in the second quarter of fiscal 2010 to $8.1 million in the second quarter of fiscal 2011.
Interest expense, net
Interest expense, net was $43.3 million in the second quarter of fiscal 2011 compared to $46.8 million in the second quarter of fiscal 2010. The year-over-year reduction in interest expense is primarily the result of the lower weighted average fixed borrowing rates, partially offset by the modest increase in average debt outstanding.

Other income, net
Other income, net for the quarter ended October 2, 2010, consists of management fee expense of $0.7 million, loss on the sale of fixed assets of $1.1 million, income in unconsolidated affiliates of $3.8 million (including a $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk S.A. de C.V. ("Mecánica Falk") on August 31, 2010), foreign currency transaction gains of $18.6 million and other miscellaneous losses of $0.2 million. Other income, net for the quarter ended September 26, 2009, consists of management fee expense of $0.7 million, loss on the sale of fixed assets of $0.2 million, foreign currency transaction gains of $9.1 million, income in unconsolidated affiliates of $0.3 million and other miscellaneous losses of $0.4 million.

Provision (benefit) for income taxes

The income tax provision was $6.0 million in the second quarter of fiscal 2011 compared to an income tax benefit of $(5.1) million in the second quarter of fiscal 2010. Our effective income tax rate for the second quarter of fiscal 2011 was 20.1% versus 850.0% in the second quarter of fiscal 2010. The effective income tax rate for the second quarter of fiscal 2011 includes the accrual of foreign income taxes at statutory rates which are generally below the U.S. federal statutory rate of 35%. The extremely high effective income tax rate for the second quarter of fiscal 2010 is mainly due to the effect of a decrease to the valuation allowance relating to prior period U.S. federal net operating losses generated for which realization of such benefits is now deemed more likely than not, in conjunction with the relatively small amount of loss before income taxes.
Net income
Our net income for the second quarter of fiscal 2011 was $23.8 million compared to net income of $4.5 million in the second quarter of fiscal 2010 as a result of the factors described above.

Six Months Ended October 2, 2010 Compared with the Six Months Ended September 26, 2009:
Net Sales
(Dollars in Millions)

	Six Months Ended
	October 2, 2010	September 26, 2009	Change	% Change
Process and Motion Control	$547.6	$472.8	$74.8	15.8%
Water Management	272.0	264.8	7.2	2.7%
Consolidated	$819.6	$737.6	$82.0	11.1%
Process and Motion Control
Process and Motion Control net sales in the first six months of fiscal 2011 were $547.6 million, an increase of $74.8 million, or 15.8%, from $472.8 million in the first six months of fiscal 2010. Foreign currency fluctuations unfavorably impacted sales by approximately $3.3 million, or 0.7%, during the six months primarily driven by the unfavorable impact of our Euro denominated sales translated to U.S. Dollars. Excluding foreign currency fluctuations, year-over-year core net sales increased by $78.1 million, or 16.5%. The year-over-year net sales increase was driven by share gains across many of our businesses, accelerated international growth and improving end-market demand across our business in North America.

Water Management
Water Management net sales in the first six months of fiscal 2011 were $272.0 million, an increase of $7.2 million, or 2.7%, from $264.8 million in the first six months of fiscal 2010. Foreign currency fluctuations unfavorably impacted sales by approximately $1.6 million, or 0.6%, during the six months due primarily to the favorable impact of our Canadian Dollar denominated sales translated to U.S. Dollars. Excluding foreign currency fluctuations, year-over-year core net sales increased by $5.6 million, or 2.1%. During the first six months of fiscal 2011, sales increased year-over-year in our commercial construction end-markets and certain categories of our infrastructure end-markets. These increases were partially offset by a decline in sales in our water and wastewater end-markets as a result of lower shipments compared to the prior year driven by a lower backlog. Demand in these end-markets was solid in the first half of fiscal 2011 as orders increased 35% year-over-year.

Income from Operations
(Dollars in Millions)

	Six Months Ended
	October 2, 2010	September 26, 2009	Change	% Change
Process and Motion Control	$76.8	$38.6	$38.2	99.0%
% of net sales	14.0%	8.2%	5.8%
Water Management	41.6	41.6	—	—%
% of net sales	15.3%	15.7%	(0.4)%
Corporate	(16.0)	(18.0)	2.0	(11.1)%
Consolidated	$102.4	$62.2	$40.2	64.6%
% of net sales	12.5%	8.4%	4.1%
Process and Motion Control
Process and Motion Control income from operations for the first six months of fiscal 2011 nearly doubled, to $76.8 million compared to the first six months of fiscal 2010. Income from operations as a percent of sales increased 580 basis points from the first six months of the prior year to 14.0%. Comparability of results is impacted by $2.7 million of restructuring expenses that were included in income from operations during the first six months of fiscal 2010. Excluding the effect of restructuring expenses, income from operations would have increased $35.5 million, or 86.0%, and income from operations as a percent of net sales would have improved by 530 basis points from comparable prior year period. The improvement in fiscal 2011 operating margin is primarily the result of increased leverage on higher year-over-year sales volume and other productivity gains, which were partially offset by higher commodity costs and investments in new product development and international growth opportunities.
Water Management
Water Management income from operations for the first six months of fiscal 2011 was consistent with the first six months of fiscal 2010. Income from operations as a percent of sales decreased 40 basis points from the first six months of the prior year to 15.3%. The decline in fiscal 2011 operating margin is primarily the result of higher material costs year-over-year.
Corporate
Corporate expenses decreased by $2.0 million from $18.0 million in the first six months of fiscal 2010 to $16.0 million in the first six months of fiscal 2011. The reduction is primarily attributable to a reduction in pension costs year-over-year.
Interest Expense, net
Interest expense, net was $88.6 million in the first six months of fiscal 2011 compared to $91.1 million in the first six months of fiscal 2010. The year-over-year reduction in interest expense is primarily the result of the lower weighted average fixed borrowing rates, partially offset by a modest increase in average debt outstanding.

Loss on the extinguishment of debt
During the first six months of fiscal 2011 we recorded a $100.8 million loss on debt extinguishment as a result of the cash tender offer for certain of our outstanding debt, which we completed on May 5, 2010. See Liquidity and Capital Resources below for more details regarding this transaction.
Other income, net
Other income, net for the six months ended October 2, 2010, consists of management fee expense of $1.5 million, loss on the sale of fixed assets of $1.4 million, income in unconsolidated affiliates of $4.0 million (including a $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk on August 31, 2010), foreign currency transaction gains of $1.0 million and other miscellaneous losses of $0.2 million. Other income, net for the six months ended September 26, 2009, consists of management fee expense of $1.5 million, transaction costs associated with the debt exchange offer of $6.0 million, foreign currency transaction gains of $14.8 million, loss on the sale of fixed assets of $0.2 million, income in unconsolidated affiliates of $0.3 million and other miscellaneous losses of $0.3 million.
Provision (benefit) for income taxes
The income tax provision recorded in the first six months of fiscal 2011 was $7.4 million compared to an income tax benefit of $(2.3) million in the first six months of fiscal 2010. Our effective income tax rate for the first six months of fiscal 2011 was (8.7)% versus 10.6% in the first six months of fiscal 2010. The effective income tax rate for the first six months of fiscal 2011 includes the accrual of foreign income taxes and an increase in the valuation allowance for U.S. federal and state net operating losses and foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not. The effective tax rate for the first six months of fiscal 2010 includes the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized income tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more-likely-than-not.
Net loss
Our net loss for the first six months of fiscal 2011 was $92.5 million compared to our net loss of $19.5 million in the first six months of fiscal 2010 due to the factors described above.

Non-GAAP Financial Measure
In addition to net income (loss), we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure under our senior secured credit facilities, as our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income (loss)). We reported Adjusted EBITDA of $159.4 million in the first six months of fiscal 2011, and a net loss for the same period of $92.5 million.
Covenant Compliance
The credit agreement and indentures that govern our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indentures that govern our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio as of the end of each fiscal quarter. Certain covenants contained in the indentures that govern our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indentures, the Company's ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1.0. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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

Set forth below is a reconciliation of net loss to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended September 26, 2009	Year Ended March 31, 2010	Six months ended October 2, 2010	Twelve Months Ended October 2, 2010
Net loss	$(19.5)	$(5.6)	$(92.5)	$(78.6)
Interest expense, net	91.1	183.7	88.6	181.2
Income tax (benefit) provision	(2.3)	(38.0)	7.4	(28.3)
Depreciation and amortization	53.3	109.3	52.3	108.3
EBITDA	$122.6	$249.4	$55.8	$182.6
Adjustments to EBITDA:
Restructuring and other similar costs (1)	3.2	6.8	—	3.6
Loss on extinguishment of debt (2)	—	—	100.8	100.8
Stock option expense	3.0	5.5	2.7	5.2
Impact of inventory fair value adjustment (3)	0.3	0.3	—	—
LIFO expense (4)	2.5	1.7	2.0	1.2
CDSOA Recovery (5)	—	(0.8)	—	(0.8)
Other income (expense), net (6)	(7.1)	17.2	(1.9)	22.4
Subtotal of adjustments to EBITDA	$1.9	$30.7	$103.6	$132.4
Adjusted EBITDA	$124.5	$280.1	$159.4	$315.0
Fixed charges (7)				$171.6
Ratio of Adjusted EBITDA to Fixed Charges				1.84x
Senior secured bank indebtedness (8)				$467.2
Senior secured bank leverage ratio (9)				1.48x
__________________________________

(1)
Represents costs incurred by the Company to reduce operating costs and improve profitability. These charges are primarily comprised of work force reductions, asset impairments and contract termination costs.

(2)
The loss on extinguishment of debt is the result of the cash tender offer that we completed during the first quarter of fiscal 2011 as detailed in the “Liquidity and Capital Resources - Indebtedness” section below.

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

(6)
Other income, net for the six months ended October 2, 2010, consists of management fee expense of $1.5 million, loss on the sale of fixed assets of $1.4 million, income in unconsolidated affiliates of $4.0 million (including a $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk on August 31, 2010 and a $0.2 million gain on the sale our investment in an unconsolidated subsidiary), foreign currency transaction gains of $1.0 million and other miscellaneous losses of $0.2 million. Other expense, net for the year ended March 31, 2010, consists of management fee expense of $3.0 million, transaction costs associated with the April 2009 debt exchange offer of $6.0 million, foreign currency transaction losses of $4.3 million, loss on the sale of fixed assets of $2.5 million, income in unconsolidated affiliates of $0.5 million and other miscellaneous expenses of $1.9 million. Other income, net for the six months ended September 26, 2009, consists of management fee expense of $1.5 million, transaction costs associated with the April 2009 debt exchange offer of $6.0 million, foreign currency transaction gains of $14.8 million, loss on the sale of fixed assets of $0.2 million, income in unconsolidated affiliates of $0.3 million and other miscellaneous losses of $0.3 million.

(7)	The indentures governing our senior notes define fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(8)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $295.3 million (as defined by the senior secured credit facilities) at October 2, 2010. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

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
As of October 2, 2010, we had $309.9 million of cash and cash equivalents and approximately $215.1 million of additional borrowings available to us ($122.3 million of available borrowings under our revolving credit facility and $92.8 million available under our accounts receivable securitization program). As of March 31, 2010, we had $263.9 million of cash and approximately $207.4 million of additional borrowings available to us ($118.6 million of available borrowings under our revolving credit facility and $88.8 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities in the first six months of fiscal 2011 was $55.5 million compared to $80.1 million in the first six months of fiscal 2010. The decrease in cash provided by operating activities was primarily driven by a $75.5 million increase in trade working capital (accounts receivable, inventories and accounts payable), as a result of the year-over-year change in sales volume. That increase was partially offset by approximately $14.9 million of favorable cash interest payments (primarily from the timing of payments as a result of our tender offer completed in May 2010), $10.1 million of lower cash restructuring, and approximately $25.9 million primarily resulting from the incremental cash flows generated on $82.0 million of higher net sales year-over-year.
Cash used for investing activities was $9.3 million in the first six months of fiscal 2011 and fiscal 2010. The year-over-year consistency in cash used for investing activities relates to a $2.1 million increase in capital expenditures partially offset by the net cash acquired in connection with the acquisition of Mecánica Falk (excluding a $6.1 million seller-financed note payable assumed in connection with the acquisition) and $0.9 million of cash proceeds received in connection with the sale of our 9.5% interest in a non-core joint venture within our Water Management platform during the first six months of fiscal 2011.
Cash used for financing activities was $1.1 million in the first six months of fiscal 2011 compared to a use of $119.5 million in the first six months of fiscal 2010. The cash used for financing activities in the first six months of fiscal 2011 consisted of a source of cash from the issuance of $1,145.0 million of 8.50% Senior Notes due 2018 (the “8.50% Notes”), the proceeds of which were utilized to retire $1,067.4 million of previously outstanding senior notes, pay the $63.5 million tender premium to holders of the retired senior notes as well as $14.6 million of related debt issue costs. Additionally, we made repayments of $2.2 million of other long-term debt (including a $1.0 million payment on our term loan and a $0.9 million payment to redeem 100% of our outstanding 9.5% Notes) and $1.6 million of short-term borrowings at various foreign subsidiaries. Cash used for financing activities was $119.5 million in the first six months of fiscal 2010 and consisted of financing fee payments of $4.9 million associated with our debt exchange offer and $114.6 million of repayments on our revolver ($82.7 million), AR Securitization facility ($30 million) and other borrowings ($1.9 million).

Indebtedness
As of October 2, 2010 we had $2,224.4 million of total indebtedness outstanding as follows (in millions):

	Total Debt at October 2, 2010	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$762.5	$2.0	$760.5
8.50% Senior notes due 2018	1,145.0	—	1,145.0
8.875% Senior notes due 2016	2.0	—	2.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other (1)	14.6	11.2	3.4
Total Debt	2,224.4	$13.2	$2,211.2

(1)	Includes, at October 2, 2010, $5.9 million outstanding principal related to a seller-financed note payable incurred in connection with the acquisition of Mecánica Falk on August 31, 2010 (see note 2).
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

As of October 2, 2010, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $192.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at October 2, 2010 was 3.67%.
Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $27.7 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at October 2, 2010 and March 31, 2010, respectively.
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

As of October 2, 2010, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $5.5 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.
The senior secured credit facilities contain a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of certain indebtedness (including our senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of October 2, 2010, the senior secured bank leverage ratio was 1.48 to 1.00.

Senior Notes and Senior Subordinated Notes
April 2010 Cash Tender Offers and $1,145.0 Million Note Offering

On May 5, 2010, we finalized the results of cash tender offers and consent solicitations launched on April 7, 2010 with respect to any and all of its outstanding (i) 9.50% Senior Notes due 2014 issued in 2006 (the “2006 9.50% Notes”), (ii) 9.50% Senior Notes due 2014 issued in April 2009 (the “2009 9.50% Notes” and, together with the 2006 9.50% Notes, the “9.50% Notes”) and (iii) 8.875% Senior Notes due 2016 (the “8.875% Notes”). Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remained outstanding.

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

We accounted for the cash tender offers and the issuance of the 8.50% Notes in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). Pursuant to this guidance, the cash tender offers were accounted for as an extinguishment of debt. In connection with the offering, we incurred an increase in long-term debt of approximately $89.5 million. Upon finalizing the accounting for this transaction, we recognized a $100.8 million loss on the debt extinguishment in the fiscal quarter ended July 3, 2010, which was comprised of a bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, we capitalized approximately $14.6 million of third party transaction costs, which are being amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

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

Redemption of Notes
Subsequent to the April 2010 tender offers and consent solicitations, on September 24, 2010, the Company completed a redemption of all of the outstanding $0.9 million aggregate principal amount of the 2006 9.50% Notes and all of the outstanding $13,000 aggregate principal amount of the 2009 9.50% Notes, at a redemption price of 104.75% of principal amount outstanding plus accrued and additional interest applicable to the redemption date. Following the redemption, no 2006 9.5% Notes and no 2009 9.5% Notes remain outstanding.
Outstanding Tranches of Notes
At October 2, 2010, we had outstanding $1,145.0 million in aggregate principal 8.50% Notes and $300.0 million in aggregate principal 11.75% senior subordinated notes due 2016 (the “11.75% Notes”). We also had outstanding $2.3 million in aggregate principal under other notes, consisting of 8.875% Notes and 10.125% senior subordinated notes due 2012.
The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1 (commencing on November 1, 2010), and will mature on May 1, 2018. The 11.75% Notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.
The indenture governing the 8.50% Notes permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at our option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. In the case of the 11.75% Notes, the indenture permits optional redemption on or after August 1, 2011 at the redemption prices set forth in the indenture plus accrued and unpaid interest. We must provide specified prior notice for redemption of the notes in accordance with the respective indentures.

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
In addition, our indirect parent, Rexnord Holdings, has unsecured indebtedness at the parent company level (which is not included in our financial position) for which it relies heavily on us for the purpose of servicing its indebtedness. In the event Rexnord Holdings is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. The governing instruments for the Rexnord Holdings' indebtedness contain customary affirmative and negative covenants that may result in restrictions to Rexnord Holdings. Though the restrictions on these obligations are not directly imposed on us, a default under the Rexnord Holdings debt obligations could result in a change of control and/or event of default under our other debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and other debt.
At October 2, 2010 and March 31, 2010, various wholly-owned subsidiaries had additional debt of $14.6 million and $7.2 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.
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

At October 2, 2010, our available borrowing capacity under the AR Securitization Program was $92.8 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of October 2, 2010, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

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
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors-Our international operations are subject to uncertainties, which could adversely affect our operating results”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Approximately 30% of our sales originate outside of the United States, with approximately 15% generated from our European operations that use the Euro as their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal periods. As of October 2, 2010, stockholders' equity increased by $2.6 million from March 31, 2010 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of October 2, 2010, the result would have decreased stockholders' equity by approximately $15.2 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At October 2, 2010, we had outstanding forward foreign currency contracts that exchange U.S. Dollars (“USD”) for Canadian dollars (“CAD”) which were entered into to hedge firm and anticipated monthly cash flows through fiscal 2011. The forward contracts currently in place expire between October and March of fiscal 2011 and have notional amounts that do not exceed $0.5 million USD and contract rates that approximate $1USD:$1.07CAD. These contracts are not designated as hedges for ASC 815 accounting purpose and as such, the outstanding contracts are marked to market through earnings. The Company believes that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.5 million decrease in the fair value of foreign exchange forward contracts as of October 2, 2010.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of October 2, 2010, our outstanding borrowings under the senior secured term loan credit facility were $762.5 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $192.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.25% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at October 2, 2010 was 3.67%. We have entered into three interest rate swaps, which became effective beginning October 20, 2009 and mature on July 20, 2012, to hedge the variability in future cash flows associated with our variable-rate term loans. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.

Our loss before income taxes would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the interest rate swaps, a 100 basis point increase in the October 2, 2010 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.9 million on an annual basis.

ITEM  4T.    CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of October 2, 2010, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Management believes that for the period from April 1, 2010 through November 10, 2010, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 12 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM  1A.    RISK FACTORS
Information with respect to certain risk factors affecting the Company is contained in Item1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Management believes that as of November 10, 2010, there have been no material changes to this information.

ITEM  6.    EXHIBITS
See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date:	November 10, 2010	By:	/S/ MICHAEL H. SHAPIRO
		Name:	Michael H. Shapiro
		Title:	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith

10.1	Rexnord Management Incentive Compensation Plan (revised as of July 29, 2010)*	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*    Denotes management plan or compensatory plan or arrangement.