Form 10-Q
period 2011-02-03
REXNORD LLC
filed 2011-02-03
CIK 843762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark one)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

 ______________________________________________

RBS GLOBAL, INC.	REXNORD LLC
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
 ______________________________________________

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)
(Commission File Numbers)	(Commission File Numbers)
333-102428-08	033-25967-01
01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 1, 2011
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

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
RBS Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	January 1, 2011	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$317.9	$263.2
Receivables, net	240.2	234.1
Inventories, net	294.9	273.8
Other current assets	36.0	29.4
Total current assets	889.0	800.5
Property, plant and equipment, net	352.4	376.2
Intangible assets, net	656.7	688.5
Goodwill	1,015.9	1,012.2
Insurance for asbestos claims	86.0	86.0
Other assets	31.0	51.8
Total assets	$3,031.0	$3,015.2
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$11.6	$5.3
Trade payables	139.4	135.3
Compensation and benefits	56.1	58.7
Current portion of pension and postretirement benefit obligations	6.1	6.1
Interest payable	37.0	30.2
Other current liabilities	86.5	80.3
Total current liabilities	336.7	315.9

Long-term debt	2,210.5	2,123.9
Pension and postretirement benefit obligations	125.5	137.5
Deferred income taxes	247.7	249.9
Reserve for asbestos claims	86.0	86.0
Other liabilities	48.3	47.8
Total liabilities	3,054.7	2,961.0

Stockholders' (deficit) equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid-in capital	535.6	533.6
Retained deficit	(467.9)	(379.8)
Accumulated other comprehensive loss	(91.5)	(99.7)
Total stockholders' (deficit) equity	(23.7)	54.2
Total liabilities and stockholders' (deficit) equity	$3,031.0	$3,015.2
See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Net sales	$419.8	$365.7	$1,239.4	$1,103.3
Cost of sales	275.8	241.6	809.2	739.9
Gross profit	144.0	124.1	430.2	363.4
Selling, general and administrative expenses	81.2	72.6	241.0	222.4
Restructuring and other similar charges	—	1.1	—	4.3
Amortization of intangible assets	12.4	13.3	36.4	37.4
Income from operations	50.4	37.1	152.8	99.3
Non-operating expense:
Interest expense, net	(42.7)	(45.3)	(131.3)	(136.4)
Loss on the extinguishment of debt	—	—	(100.8)	—
Other expense, net	(4.7)	(8.4)	(2.8)	(1.3)
Income (loss) before income taxes	3.0	(16.6)	(82.1)	(38.4)
(Benefit) provision for income taxes	(1.4)	(19.4)	6.0	(21.7)
Net income (loss)	$4.4	$2.8	$(88.1)	$(16.7)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	January 1, 2011	December 26, 2009
Operating activities
Net loss	$(88.1)	$(16.7)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	43.2	44.2
Amortization of intangible assets	36.4	37.4
Amortization of deferred financing costs	5.8	8.3
Loss on dispositions of property, plant and equipment	1.4	0.6
Equity in earnings of unconsolidated affiliates	(4.1)	(0.3)
Other non-cash charges (credits)	1.1	(10.9)
Loss on debt extinguishment	100.8	—
Stock-based compensation expense	4.1	4.1
Changes in operating assets and liabilities:
Receivables	(3.9)	41.8
Inventories	(16.4)	57.6
Other assets	(2.8)	7.0
Accounts payable	3.3	(24.6)
Accruals and other	(4.3)	(7.9)
Cash provided by operating activities	76.5	140.6

Investing activities
Expenditures for property, plant and equipment	(19.7)	(13.6)
Proceeds from sale of unconsolidated affiliate	0.9	—
Acquisitions, net of cash	1.2	—
Cash used for investing activities	(17.6)	(13.6)

Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—
Repayments of long-term debt	(1,070.4)	(115.1)
Proceeds from borrowings of short-term debt	1.6	—
Repayments of short-term debt	(1.8)	(1.1)
Payment of deferred financing fees	(14.6)	(4.9)
Payment of tender premium	(63.5)	—
Dividend payment to parent company	(2.4)	(30.0)
Excess tax benefit on exercise of stock options	0.5	—
Cash used for financing activities	(5.6)	(151.1)
Effect of exchange rate changes on cash and cash equivalents	1.4	4.8
Increase (decrease) in cash and cash equivalents	54.7	(19.3)
Cash and cash equivalents at beginning of period	263.2	277.5
Cash and cash equivalents at end of period	$317.9	$258.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 1, 2011
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
The Company
The Company is a leading, global multi-platform industrial company strategically positioned within the markets and industries it serves. Currently, the business is comprised of two strategic platforms, Process & Motion Control and Water Management. The Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop modular belting, engineered chain and conveying equipment. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, Pex piping and engineered valves and gates for the water and wastewater treatment market.

Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2011 presentation.
Recent Accounting Pronouncements
There have been no new accounting pronouncements issued during the first nine months of fiscal 2011 that will have a material impact on the Company's financial statements. Additionally, the Company has not adopted any new accounting pronouncements during the first nine months of fiscal 2011.
Evaluation of Subsequent Events
The Company evaluated subsequent events from the balance sheet date of January 1, 2011 through the date of this filing and has concluded that no subsequent events have occurred during this period.

2. Acquisitions
On August 31, 2010, the Company acquired full control of Mecánica Falk S.A. de C.V. ("Mecánica Falk"), a joint venture in which the Company previously maintained a 49% non-controlling interest. Located in Mexico City, Mexico, Mecánica Falk primarily serves as a distributor of the Company's existing Process & Motion Control product lines in Latin America. The acquisition of the remaining 51% interest in Mecánica Falk provides the Company with the opportunity to expand its international presence through a more direct ownership structure. Mecánica Falk's results of operations have been wholly consolidated in all periods subsequent to August 31, 2010.
Due to the pre-existing 49% ownership interest in Mecánica Falk, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, the Company recognized a gain of $3.4 million in connection with this transaction to record its 49% ownership interest in Mecánica Falk at fair value on the acquisition date (The fair value was determined using a combination of the income approach and market approach. In completing this valuation, management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses). The transaction was consummated through a redemption of the exiting shareholders' shares in exchange for a $6.1 million seller-financed note, which will be repaid in ratable installments over the next several quarters. Excluding the seller-financed note, the Company acquired net assets of $12.1 million, including $8.0 million of intangible assets (comprised of $4.4 million of customer relationships and $3.6 million of goodwill) and $1.2 million of cash. Certain information about Mecánica Falk is not presented (e.g. pro forma financial information and allocation of purchase price) as the disclosure of such information is not material to the Company's results of operations and financial position.

3. Restructuring and Other Similar Costs
During the third quarter of fiscal 2009 (quarter ended December 27, 2008), the Company commenced certain restructuring actions to reduce operating costs and improve profitability. As the restructuring actions were substantially completed during fiscal 2010, the Company did not record any restructuring charges during the three or nine months ended January 1, 2011. Comparatively, the Company recorded restructuring charges of $1.1 million and $4.3 million during the three and nine months ended December 26, 2009, respectively, primarily consisting of severance costs related to workforce reductions. At January 1, 2011 the Company's remaining restructuring liability was $1.2 million compared to the March 31, 2010 restructuring liability of $3.3 million.
The following table summarizes the cumulative costs incurred in connection with the restructuring actions executed by the Company from September 28, 2008 to March 31, 2010 by reportable segment (in millions):

	Restructuring Costs To-date (Period from September 28, 2008 to March 31, 2010)
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$19.7	$2.5	$0.2	$22.4
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	0.4	2.5	—	2.9
Lease termination and other costs	2.7	0.1	—	2.8
Total restructuring and other similar costs	$22.8	$8.3	$0.2	$31.3

The following table summarizes the activity in the Company's restructuring reserve for the nine months ended January 1, 2011 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2010	$1.3	$2.0	$3.3
Cash payments	(1.2)	(0.8)	(2.0)
Currency translation adjustment	(0.1)	—	(0.1)
Restructuring reserve, January 1, 2011 (1)	$—	$1.2	$1.2

(1)    The restructuring reserve is included in other current liabilities on the condensed consolidated balance sheets.

4. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)
The Company, as a producer of ball bearing products in the United States, participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received, in the third quarter and nine months ended January 1, 2011, $0.7 million representing its pro rata share of the total CDSOA distribution. Similarly, a recovery of $0.8 million was recorded during the third quarter and nine months ended December 26, 2009 related to the submission of previous calendar year data to CBP. These recoveries are included in other expense, net on the condensed consolidated statement of operations.
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

The effective income tax rate for the third quarter of fiscal 2011 was (46.7)% versus 116.9% in the third quarter of fiscal 2010. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2011 is mainly due to the effect of a decrease in the valuation allowance relating to prior period U.S. federal net operating losses generated and a decrease to the liability for unrecognized tax benefits for which realization of both such benefits is now deemed more likely than not, in conjunction with the relatively low amount of income before income taxes. The extremely high effective income tax rate for the third quarter of fiscal 2010 is mainly due to the effect of a decrease to the valuation allowance relating to prior period U.S. federal net operating losses generated for which realization of such benefits is deemed more-likely-than-not.

The effective income tax rate for the first nine months of fiscal 2011 was (7.3)% versus 56.5% in the first nine months of fiscal 2010. The effective income tax rate for the first nine months of fiscal 2011 includes the accrual of foreign income taxes and an increase in the valuation allowance for U.S. federal and state net operating losses and foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not, partially offset by a decrease to the liability for unrecognized tax benefits for which realization is now deemed more-likely-than-not. The effective tax rate for the first nine months of fiscal 2010 includes an income tax benefit recognized as a result of a decrease of the liability for unrecognized tax benefits associated with the conclusion of an Internal Revenue Service ("IRS") examination and certain benefits provided under a new Brazilian tax settlement program, partially offset by the accrual of state income taxes and an increase in the valuation allowance for foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not.

At January 1, 2011, the Company had a $26.1 million liability for unrecognized net income tax benefits. At March 31, 2010, the Company's total liability for unrecognized net income tax benefits was $27.3 million. Due to the adoption of ASC 805 effective April 1, 2009, any future recognition of unrecognized income tax benefits will impact income tax expense instead of goodwill.

The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of January 1, 2011 and March 31, 2010, the total amount of gross, unrecognized income tax benefits includes $8.4 million and $7.7 million of accrued interest and penalties, respectively. The Company recognized $0.5 million of net interest and penalties as income tax benefit during the nine months ended January 1, 2011. The Company recognized $4.3 million of net interest and penalties as income tax benefit during the nine months ended December 26, 2009. This benefit was largely a result of the significant discount for interest and penalties provided under the new Brazilian tax settlement program executed by the Company during this period.

The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2008, state and local income tax examinations for years ending prior to fiscal 2007 or significant foreign income tax examinations for years ending prior to fiscal 2006. However, due to U.S. federal NOL carryforwards which were generated in two short periods ended prior to March 31, 2008, the statutes of limitations generally remain open such that the IRS may not adjust the income tax liability reported for these periods but may reduce the NOL carryforward to future, open tax years.

6. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in millions):

	Third Quarter Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Net income (loss)	$4.4	$2.8	$(88.1)	$(16.7)
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate derivatives, net of tax	0.8	(0.5)	(1.7)	—
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains, net of tax	1.3	1.7	2.9	5.7
Foreign currency translation adjustments	4.4	6.4	7.0	3.8

Comprehensive income (loss)	$10.9	$10.4	$(79.9)	$(7.2)

7. Inventories

The major classes of inventories are summarized as follows (in millions):

	January 1, 2011	March 31, 2010
Finished goods	$187.0	$171.7
Work in progress	57.2	51.1
Raw materials	33.6	30.9
Inventories at First-in, First-Out ("FIFO") cost	277.8	253.7
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	17.1	20.1
	$294.9	$273.8

8. Goodwill and Intangible Assets

During the third quarter ended January 1, 2011, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other ("ASC 350"). Pursuant to the guidance, an impairment loss is recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of the Company’s indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company’s indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of the Company’s reporting units was dependent on several significant assumptions, including our weighted average cost of capital (discount rate) and future earnings and cash flow projections.

The changes in the net carrying value of goodwill and identifiable intangible assets for the nine months ended January 1, 2011 by operating segment, are presented below (dollars in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2010	$852.3	$190.7	$170.0	$8.6	$—	$369.3
Amortization	—	—	(20.4)	(1.1)	—	(21.5)
Acquisitions	3.6	—	4.4	—	—	4.4
Net carrying amount as of January 1, 2011	$855.9	$190.7	$154.0	$7.5	$—	$352.2
Water Management
Net carrying amount as of March 31, 2010	$159.9	$101.5	$205.2	$12.4	$0.1	$319.2
Amortization	—	—	(13.4)	(1.5)	—	(14.9)
Currency translation adjustment	0.1	—	0.2	—	—	0.2
Net carrying amount as of January 1, 2011	$160.0	$101.5	$192.0	$10.9	$0.1	$304.5
Consolidated
Net carrying amount as of March 31, 2010	$1,012.2	$292.2	$375.2	$21.0	$0.1	$688.5
Amortization	—	—	(33.8)	(2.6)	—	(36.4)
Acquisitions	3.6	—	4.4	—	—	4.4
Currency translation adjustment	0.1	—	0.2	—	—	0.2
Net carrying amount as of January 1, 2011	$1,015.9	$292.2	$346.0	$18.4	$0.1	$656.7

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of January 1, 2011 and March 31, 2010 are as follows (in millions):

		January 1, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(17.9)	$18.4
Customer relationships (including distribution network)	12 Years	534.1	(188.1)	346.0
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.2	—	292.2
		$862.7	$(206.0)	$656.7

		March 31, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(15.3)	$21.0
Customer relationships (including distribution network)	12 Years	529.5	(154.3)	375.2
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.2	—	292.2
		$858.1	$(169.6)	$688.5

Intangible asset amortization expense totaled $12.4 million and $36.4 million for the third quarter and nine months ended January 1, 2011, respectively. Intangible asset amortization expense totaled $13.3 million and $37.4 million for the third quarter and nine months ended December 26, 2009, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $48.6 million in fiscal year 2011 (inclusive of $36.4 million of amortization expense recognized in the nine months ended January 1, 2011), $47.9 million in fiscal year 2012 and $47.5 million in fiscal years 2013, 2014, and 2015, respectively.

9. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	January 1, 2011	March 31, 2010
Taxes, other than income taxes	$5.9	$4.6
Sales rebates	17.5	12.0
Restructuring obligations (1)	1.2	3.3
Customer advances	14.7	12.4
Product warranty (2)	8.4	10.7
Commissions	5.7	6.6
Risk management reserves (3)	9.0	8.6
Deferred income taxes	3.9	2.1
Other	20.2	20.0
	$86.5	$80.3
____________________

(1)	See more information related to the restructuring obligations balance within Note 3.

(2)	See more information related to the product warranty obligations balance within Note 13.

(3)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

10. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	January 1, 2011	March 31, 2010
Term loans	$762.0	$763.5
8.50% Senior notes due 2018	1,145.0	—
9.50% Senior notes due 2014 (1)	—	979.2
8.875% Senior notes due 2016	2.0	79.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other (2)	12.8	7.2
Total	2,222.1	2,129.2
Less current portion	11.6	5.3
Long-term debt	$2,210.5	$2,123.9
________________________________

(1)	Includes a net unamortized bond issue discount of $12.1 million at March 31, 2010.

(2)	Includes, at January 1, 2011, $4.7 million outstanding principal related to a seller-financed note payable incurred in connection with the acquisition of Mecánica Falk on August 31, 2010 (see Note 2).
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
As of January 1, 2011, the Company's outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $192.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at January 1, 2011 was 3.67%.
Borrowings under the Company's $150.0 million revolving credit facility accrue interest, at the Company's option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $27.8 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at January 1, 2011 and March 31, 2010, respectively.
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

As of January 1, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $5.0 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect certain indebtedness (including the senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company's senior secured credit facilities limit the Company's maximum senior secured bank leverage ratio to 4.25 to 1.00. As of January 1, 2011, the senior secured bank leverage ratio was 1.41 to 1.00.
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
After and including the April 2009 exchange offer, the Company had issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bear interest at a rate of 9.50% per annum and which will mature on August 1, 2014. This amount included $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the 2009 9.50% Notes and the Company's 9.50% Senior Notes due 2014 (the “2006 9.50% Notes”) are substantially similar with the exception of interest payment dates.
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

Redemption of Notes
Subsequent to the April 2010 tender offers and consent solicitations, on September 24, 2010, the Company completed a redemption of all of the then outstanding $0.9 million aggregate principal amount of the 2006 9.50% Notes and all of the then outstanding $13,000 aggregate principal amount of the 2009 9.50% Notes, at a redemption price of 104.75% of principal amount outstanding plus accrued and additional interest applicable to the redemption date. Following the redemptions, no 2006 9.5% Notes and no 2009 9.5% Notes remained outstanding.
Outstanding Tranches of Notes
At January 1, 2011, the Company had outstanding $1,145.0 million in aggregate principal 8.50% Notes and $300.0 million in aggregate principal 11.75% Senior Subordinated Notes due 2016 (the “11.75% Notes”). The Company also had outstanding $2.3 million in aggregate principal under other notes, consisting of the 8.875% Notes and 10.125% senior subordinated notes due 2012.

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
At January 1, 2011 and March 31, 2010, various wholly-owned subsidiaries had additional debt of $12.8 million and $7.2 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.
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

The AR Securitization Program does not qualify for sale accounting under ASC 860 Transfers and Servicing (“ASC 860”), and as such, any borrowings are accounted for as secured borrowings on the condensed consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in the consolidated statement of operations if revolving loans or letters of credit are obtained under the loan agreement.
Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus 1.35%. Outstanding borrowings mature on September 26, 2012. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis.
At January 1, 2011, the Company's available borrowing capacity under the AR Securitization Program was $80.4 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of January 1, 2011, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

11. Derivative Financial Instruments
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
Foreign Currency Forward Contracts
The Company periodically enters into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur during the fiscal year. The Company currently has entered into forward foreign currency contracts that exchange United States dollars (“USD”) for Canadian dollars (“CAD”) as well as CAD for USD. The forward contracts currently in place expire between January and March of fiscal 2011 and have notional amounts of $1.5 million USD ($1.6 million CAD) and $6.1 million CAD ($6.0 million USD) and contract rates ranging from $1USD:$1.07CAD to $1CAD:$1.01USD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
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
The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 12 for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following tables indicate the location and the fair value of the Company's derivative instruments within the condensed consolidated balance sheet segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Fair value of derivatives designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	January 1, 2011	March 31, 2010	Balance Sheet Classification
Interest rate swaps	$9.3	$6.6	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815-20:

	Asset Derivatives
	January 1, 2011	March 31, 2010	Balance Sheet Classification
Foreign currency forward contracts	$0.2	$0.1	Other current assets

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

	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income		Amount of gain or (loss) reclassified from accumulated OCI into income
Derivative instruments designated as cash flow hedging relationships under ASC 815-20				Third Quarter Ended		Nine Months Ended
	January 1, 2011	March 31, 2010		January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Interest rate swaps	$(5.7)	$(4.0)	Interest expense, net	$(1.8)	$(2.1)	$(5.7)	$(7.7)

		Amount recognized in other income (expense), net		Amount recognized in other income (expense), net
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives	Third Quarter Ended		Nine Months Ended
		January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Foreign currency forward contracts	Other expense, net	$0.2	$0.2	$0.3	$0.5

The Company currently expects to reclassify $6.5 million within accumulated other comprehensive loss into earnings (as interest expense) during the next year as the Company's current mark to market calculations assume that variable rates will remain below its fixed contract rates for the next twelve months.

12. Fair Value Measurements
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
The Company's fair value measurements which were impacted by ASC 820 as of January 1, 2011 include:
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
Long-lived Assets and Intangible Assets
        Long-lived assets (which includes property, plant and equipment and real estate) may be measured at fair value if such assets are held for sale or when there is a determination that the asset is impaired. Intangible assets (which include patents, tradenames, customer relationships, and non-compete agreements) also may be measured at fair value when there is a determination that the asset is impaired. The determination of fair value for these assets is based on the best information available, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates.

The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within Level 2 of the fair value hierarchy. The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of January 1, 2011 (in millions):

	Fair Value as of January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.2	$—	$0.2
Total assets at fair value	$—	$0.2	$—	$0.2
Liabilities:
Interest rate swaps	$—	$9.3	$—	$9.3
Total liabilities at fair value	$—	$9.3	$—	$9.3

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at January 1, 2011 and March 31, 2010 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of January 1, 2011 and March 31, 2010 was approximately $2,222.1 million and $2,129.2 million, respectively, whereas the fair value of long-term debt as of January 1, 2011 and March 31, 2010 was approximately $2,305.2 million and $2,151.3 million, respectively. The fair value is based on quoted market prices for the same issues.

13. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Third Quarter Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Balance at beginning of period	$9.8	$8.3	$10.7	$7.2
Charged to operations	—	1.2	1.3	4.8
Claims settled	(1.4)	(0.8)	(3.6)	(3.3)
Balance at end of period	$8.4	$8.7	$8.4	$8.7
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

•
Multiple lawsuits (with approximately 1,435 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are approximately 3,700 individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

In connection with the Falk Corporation (“Falk”) acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•
Falk, through its successor entity, is a defendant in approximately 200 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 570 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of January 1, 2011, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 28,500 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of January 1, 2011, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $86.0 million of which Zurn expects to pay approximately $67.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of January 1, 2011, is approximately $267.5 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $191.5 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $267.5 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.
As of January 1, 2011, the Company recorded a receivable from its insurance carriers of $86.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $267.5 million of insurance coverage will ultimately be available or that Zurn's asbestos liabilities will not ultimately exceed $267.5 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
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

14. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Third Quarter Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Pension Benefits:
Service cost	$0.5	$0.8	$1.5	$2.4
Interest cost	8.3	8.6	25.1	26.3
Expected return on plan assets	(9.0)	(8.0)	(27.4)	(22.9)
Amortization of:
Prior service cost	—	—	0.2	0.2
Actuarial losses	1.9	2.6	5.1	9.9
Net periodic benefit cost	$1.7	$4.0	$4.5	$15.9
Other Postretirement Benefits:
Service cost	$—	$—	$—	$0.1
Interest cost	0.5	0.7	1.5	1.6
Amortization:
Prior service cost	(0.5)	(0.5)	(1.5)	(1.5)
Actuarial losses	0.3	0.5	0.9	0.5
Net periodic benefit cost	$0.3	$0.7	$0.9	$0.7
The net periodic benefit cost for the three and nine months ended January 1, 2011 is lower compared to the three and nine months ended December 26, 2009 primarily due to the market recovery of plan assets within the Company's funded pension plans in fiscal 2010, as well as a current year benefit of certain plan amendments (plan freezes) made in the fourth quarter of fiscal 2010.
During the first nine months of fiscal 2011 and 2010, the Company made contributions of $7.3 million and $3.3 million, respectively, to its U.S. qualified pension plan trusts.

15. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under the prior authoritative literature, the Company adopted ASC 718 using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the Apollo Management L.P. (“Apollo”) transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of January 1, 2011, 377,623 of these rollover stock options remained outstanding.
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

The fair value of each option granted under the Option Plan during the nine months ended January 1, 2011 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility between 34% and 41% based on the expected volatility of publicly-traded companies within the Company's industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 2.28% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 215,000 options granted under the Option Plan between April 1, 2010 and January 1, 2011 was $16.80.
For the third quarter and nine months ended January 1, 2011, the Company recorded $1.4 million and $4.1 million, respectively, of stock-based compensation expense. For the third quarter and nine months ended December 26, 2009, the Company recorded $1.1 million and $4.1 million, respectively, of stock-based compensation expense. As of January 1, 2011, there was $9.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.6 years.
The following table presents the Company's stock option activity during the first nine months of fiscal 2011 and 2010:

	Period from April 1, 2010 through January 1, 2011		Period from April 1, 2009 through December 26, 2009
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period (1)	2,498,666	$18.25	2,721,505	$17.69
Granted	215,000	37.00	535,093	20.00
Exercised	(97,887)	17.87	(191,114)	10.17
Canceled/Forfeited	(28,318)	24.17	(602,169)	19.94
Outstanding at end of period (1) (2)	2,587,461	$19.76	2,463,315	$18.23
Exercisable at end of period (3)	1,436,425	$16.79	1,143,544	$15.67
______________________

(1)	Includes 377,623 roll-over options as of January 1, 2011.

(2)	The weighted average remaining contractual life of options outstanding at January 1, 2011 is 6.8 years.

(3)	The weighted average remaining contractual life of options exercisable at January 1, 2011 is 6.0 years.

16. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyor belts, aerospace bearings and seals, special components and industrial chain and conveying equipment serving the industrial and aerospace markets. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management platform manufactures professional grade specification plumbing, Pex piping, commercial brass and water and wastewater treatment and control products serving the infrastructure, commercial and residential markets. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The financial information of the Company's segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company's Board of Directors. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 1).

Business Segment Information:
(In Millions)

	Quarter Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Net sales
Process & Motion Control	$299.6	$246.4	$847.2	$719.2
Water Management	120.2	119.3	392.2	384.1
Consolidated	$419.8	$365.7	$1,239.4	$1,103.3
Income (loss) from operations
Process & Motion Control	$45.1	$27.7	$121.9	$66.3
Water Management	13.3	16.6	54.9	58.2
Corporate	(8.0)	(7.2)	(24.0)	(25.2)
Consolidated	$50.4	$37.1	$152.8	$99.3
Non-operating expense:
Interest expense, net	$(42.7)	$(45.3)	$(131.3)	$(136.4)
Loss on the extinguishment of debt	—	—	(100.8)	—
Other expense, net	(4.7)	(8.4)	(2.8)	(1.3)
Income (loss) before income taxes	3.0	(16.6)	(82.1)	(38.4)
Provision (benefit) for income taxes	(1.4)	(19.4)	6.0	(21.7)
Net income (loss)	$4.4	$2.8	$(88.1)	$(16.7)
Restructuring and other similar costs (included in income from operations)
Process & Motion Control	$—	$1.1	$—	$3.8
Water Management	—	—	—	0.5
Consolidated	$—	$1.1	$—	$4.3
Depreciation and Amortization
Process & Motion Control	$20.4	$21.7	$59.7	$62.1
Water Management	6.9	6.6	19.9	19.5
Consolidated	$27.3	$28.3	$79.6	$81.6
Capital Expenditures
Process & Motion Control	$7.3	$3.3	$16.1	$10.7
Water Management	1.0	1.0	3.6	2.9
Consolidated	$8.3	$4.3	$19.7	$13.6

			January 1, 2011	March 31, 2010
Total Assets
Process & Motion Control			$2,210.4	$2,170.0
Water Management			789.2	799.1
Corporate			31.4	46.1
Consolidated			$3,031.0	$3,015.2

17. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at January 1, 2011 and March 31, 2010 and for the three and nine months ended January 1, 2011 and December 26, 2009 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
January 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$248.4	$69.5	$—	$317.9
Receivables, net	—	157.2	83.0	—	240.2
Inventories, net	—	233.0	61.9	—	294.9
Other current assets	4.6	11.5	19.9	—	36.0
Total current assets	4.6	650.1	234.3	—	889.0
Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	271.1	81.3	—	352.4
Intangible assets, net	—	627.6	29.1	—	656.7
Goodwill	—	826.6	189.3	—	1,015.9
Investment in:
Guarantor subsidiaries	1,541.4	—	—	(1,541.4)	—
Non-guarantor subsidiaries	—	628.9	—	(628.9)	—
Insurance for asbestos claims	—	86.0	—	—	86.0
Other assets	29.3	1.5	0.2	—	31.0
Total assets	$1,600.0	$3,110.4	$490.9	$(2,170.3)	$3,031.0
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current portion of long-term debt	$2.0	$—	$9.6	$—	$11.6
Trade payables	—	98.5	40.9	—	139.4
Compensation and benefits	—	43.3	12.8	—	56.1
Current portion of pension and postretirement benefit obligations	—	3.7	2.4	—	6.1
Interest payable	35.1	1.4	0.5	—	37.0
Other current liabilities	8.2	64.8	13.5	—	86.5
Total current liabilities	45.3	211.7	79.7	—	336.7
Long-term debt	2,207.4	0.5	2.6	—	2,210.5
Note (receivable from) payable to affiliates, net	(774.9)	1,070.5	(295.6)	—	—
Pension and postretirement benefit obligations	—	84.8	40.7	—	125.5
Deferred income taxes	122.4	101.3	24.0	—	247.7
Reserve for asbestos claims	—	86.0	—	—	86.0
Other liabilities	23.5	14.2	10.6	—	48.3
Total liabilities	1,623.7	1,569.0	(138.0)	—	3,054.7
Total stockholders' equity (deficit)	(23.7)	1,541.4	628.9	(2,170.3)	(23.7)
Total liabilities and stockholders' equity (deficit)	$1,600.0	$3,110.4	$490.9	$(2,170.3)	$3,031.0

Condensed Consolidating Balance Sheet
March 31, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$203.3	$59.9	$—	$263.2
Receivables, net	—	165.6	68.5	—	234.1
Inventories, net	—	215.5	58.3	—	273.8
Other current assets	—	14.9	14.5	—	29.4
Total current assets	—	599.3	201.2	—	800.5
Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	292.4	83.8	—	376.2
Intangible assets, net	—	663.4	25.1	—	688.5
Goodwill	—	826.4	185.8	—	1,012.2
Investment in:
Guarantor subsidiaries	1,473.6	—	—	(1,473.6)	—
Non-guarantor subsidiaries	—	603.0	—	(603.0)	—
Insurance for asbestos claims	—	86.0	—	—	86.0
Other assets	45.9	5.7	0.2	—	51.8
Total assets	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.1	$3.2	$—	$5.3
Trade payables	—	93.2	42.1	—	135.3
Compensation and benefits	—	46.7	12.0	—	58.7
Current portion of pension and postretirement benefit obligations	—	3.7	2.4	—	6.1
Interest payable	28.8	1.4	—	—	30.2
Other current liabilities	4.6	54.6	21.1	—	80.3
Total current liabilities	35.4	199.7	80.8	—	315.9
Long-term debt	2,120.0	0.5	3.4	—	2,123.9
Note (receivable from) payable to affiliates, net	(809.4)	1,119.6	(310.2)	—	—
Pension and postretirement benefit obligations	—	96.6	40.9	—	137.5
Deferred income taxes	123.0	103.6	23.3	—	249.9
Reserve for asbestos claims	—	86.0	—	—	86.0
Other liabilities	21.0	15.2	11.6	—	47.8
Total liabilities	1,490.0	1,621.2	(150.2)	—	2,961.0
Total stockholders' equity	54.2	1,473.6	603.0	(2,076.6)	54.2
Total liabilities and stockholders' equity	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2

Condensed Consolidating Statement of Operations
Three Months Ended January 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$312.8	$129.9	$(22.9)	$419.8
Cost of sales	—	205.5	93.2	(22.9)	275.8
Gross profit	—	107.3	36.7	—	144.0
Selling, general and administrative expenses	—	60.2	21.0	—	81.2
Amortization of intangible assets	—	12.0	0.4	—	12.4
Income from operations	—	35.1	15.3	—	50.4
Non-operating (expense) income:
Interest expense, net:
To third parties	(42.6)	—	(0.1)	—	(42.7)
To affiliates	29.1	(25.6)	(3.5)	—	—
Other (expense) income, net	(0.8)	4.4	(8.3)	—	(4.7)
(Loss) income before income taxes	(14.3)	13.9	3.4	—	3.0
(Benefit) provision for income taxes	(8.6)	6.5	0.7	—	(1.4)
(Loss) income before equity in earnings of subsidiaries	(5.7)	7.4	2.7	—	4.4
Equity in earnings of subsidiaries	10.1	2.7	—	(12.8)	—
Net income	$4.4	$10.1	$2.7	$(12.8)	$4.4

Condensed Consolidating Statement of Operations
Three Months Ended December 26, 2009
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$276.9	$104.3	$(15.5)	$365.7
Cost of sales	—	183.2	73.9	(15.5)	241.6
Gross profit	—	93.7	30.4	—	124.1
Selling, general and administrative expenses	—	54.8	17.8	—	72.6
Restructuring and other similar charges	—	0.3	0.8	—	1.1
Amortization of intangible assets	—	13.2	0.1	—	13.3
Income from operations	—	25.4	11.7	—	37.1
Non-operating income (expense):
Interest expense, net:
To third parties	(45.1)	—	(0.2)	—	(45.3)
To affiliates	29.0	(25.7)	(3.3)	—	—
Other(expense) income, net	(2.0)	11.0	(17.4)	—	(8.4)
Loss (income) before income taxes	(18.1)	10.7	(9.2)	—	(16.6)
Benefit for income taxes	(6.5)	(8.8)	(4.1)	—	(19.4)
Income (loss) before equity in earnings (loss) of subsidiaries	(11.6)	19.5	(5.1)	—	2.8
Equity in earnings (loss) of subsidiaries	14.4	(5.1)	—	(9.3)	—
Net income (loss)	$2.8	$14.4	$(5.1)	$(9.3)	$2.8

Condensed Consolidating Statement of Operations
Nine Months Ended January 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$942.6	$361.1	$(64.3)	$1,239.4
Cost of sales	—	616.4	257.1	(64.3)	809.2
Gross profit	—	326.2	104.0	—	430.2
Selling, general and administrative expenses	—	184.1	56.9	—	241.0
Amortization of intangible assets	—	35.8	0.6	—	36.4
Income from operations	—	106.3	46.5	—	152.8
Non-operating (expense) income:
Interest expense, net:
To third parties	(131.0)	0.1	(0.4)	—	(131.3)
To affiliates	88.2	(77.6)	(10.6)	—	—
Loss on debt extinguishment	(100.8)	—	—	—	(100.8)
Other (expense) income, net	(2.4)	12.3	(12.7)	—	(2.8)
(Loss) income before income taxes	(146.0)	41.1	22.8	—	(82.1)
(Benefit) provision for income taxes	(15.7)	15.7	6.0	—	6.0
(Loss) income before equity in earnings of subsidiaries	(130.3)	25.4	16.8	—	(88.1)
Equity in earnings of subsidiaries	42.2	16.8	—	(59.0)	—
Net (loss) income	$(88.1)	$42.2	$16.8	$(59.0)	$(88.1)

Condensed Consolidating Statement of Operations
Nine Months Ended December 26, 2009
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$858.9	$287	$(42.6)	$1,103.3
Cost of sales	—	574.9	207.6	(42.6)	739.9
Gross profit	—	284	79.4	—	363.4
Selling, general and administrative expenses	—	170.7	51.7	—	222.4
Restructuring and other similar charges	—	2.4	1.9	—	4.3
Amortization of intangible assets	—	37.2	0.2	—	37.4
Income from operations	—	73.7	25.6	—	99.3
Non-operating income (expense):
Interest expense, net:
To third parties	(135.2)	(0.4)	(0.8)	—	(136.4)
To affiliates	85.7	(76.3)	(9.4)	—	—
Other (expense) income, net	4.5	13.2	(19)	—	(1.3)
(Loss) income before income taxes	(45)	10.2	(3.6)	—	(38.4)
(Benefit) provision for income taxes	(20.7)	(4.4)	3.4	—	(21.7)
Income (loss) before equity in loss of subsidiaries	(24.3)	14.6	(7.0)	—	(16.7)
Equity in loss of subsidiaries	7.6	(7.0)	—	(0.6)	—
Net loss	$(16.7)	$7.6	$(7.0)	$(0.6)	$(16.7)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(88.1)	$42.2	$16.8	$(59.0)	$(88.1)
Non-cash adjustments	64.5	56.2	9.0	59.0	188.7
Changes in operating assets and liabilities, including intercompany activity	28.2	(39.1)	(13.2)	—	(24.1)
Cash provided by operating activities	4.6	59.3	12.6	—	76.5
Investing activities
Expenditures for property, plant and equipment	—	(15.1)	(4.6)	—	(19.7)
Proceeds from sale of unconsolidated affiliates	—	0.9	—	—	0.9
Acquisition, net of cash	—	—	1.2	—	1.2
Cash used for investing activities	—	(14.2)	(3.4)	—	(17.6)
Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—	—	—	1,145.0
Repayments of long-term debt	(1,069.6)	—	(0.8)	—	(1,070.4)
Proceeds from borrowings of short-term debt	—	—	1.6	—	1.6
Repayments of short-term debt	—	—	(1.8)	—	(1.8)
Payment of deferred financing fees	(14.6)	—	—	—	(14.6)
Payment of tender premium	(63.5)	—	—	—	(63.5)
Dividend payment to parent company	(2.4)	—	—	—	(2.4)
Excess tax benefit on exercise of stock options	0.5	—	—	—	0.5
Cash used for financing activities	(4.6)	—	(1.0)	—	(5.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.4	—	1.4
Increase in cash and cash equivalents	—	45.1	9.6	—	54.7
Cash and cash equivalents at beginning of period	—	203.3	59.9	—	263.2
Cash and cash equivalents at end of period	$—	$248.4	$69.5	$—	$317.9

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 26, 2009
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(16.7)	$7.6	$(7.0)	$(0.6)	$(16.7)
Non-cash adjustments	1.6	83.7	(2.5)	0.6	83.4
Changes in operating assets and liabilities, including intercompany activity	133.6	(81.4)	21.7	—	73.9
Cash provided by operating activities	118.5	9.9	12.2	—	140.6
Investing activities
Expenditures for property, plant and equipment	—	(10.8)	(2.8)	—	(13.6)
Cash used for investing activities	—	(10.8)	(2.8)	—	(13.6)
Financing activities
Repayments of short-term debt	—	—	(1.1)	—	(1.1)
Repayments of long-term debt	(83.6)	(30.0)	(1.5)	—	(115.1)
Payment of financing fees	(4.9)	—	—	—	(4.9)
Dividend payment to parent company	(30.0)	—	—	—	(30.0)
Cash used for financing activities	(118.5)	(30.0)	(2.6)	—	(151.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	4.8	—	4.8
(Decrease) increase in cash and cash equivalents	—	(30.9)	11.6	—	(19.3)
Cash and cash equivalents at beginning of period	—	232.5	45.0	—	277.5
Cash and cash equivalents at end of period	$—	$201.6	$56.6	$—	$258.2

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for information with respect to the Company's critical accounting policies, which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of January 1, 2011 and during the period from April 1, 2010 through January 1, 2011, there has been no material change to this information.
Update on Goodwill and Other Intangible Assets

During the third quarter ended January 1, 2011, we completed the testing of our indefinite lived intangible assets
(tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other ("ASC 350"). Pursuant to the guidance, an impairment loss is recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of our indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of our indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of our reporting units was dependent on several significant assumptions, including our weighted average cost of capital (discount rate) and future earnings and cash flow projections.
Mecanica Falk Acquisition
On August 31, 2010, we acquired full control of Mecánica Falk S.A. de C.V. ("Mecánica Falk"), a joint venture in which we previously maintained a 49% non-controlling interest. Located in Mexico City, Mexico, Mecánica Falk primarily serves as a distributor of our existing Process & Motion Control product lines in Latin America. The acquisition of the remaining 51% interest in Mecánica Falk provides us with the opportunity to expand our international presence through a more direct ownership structure. Mecánica Falk's results of operations have been wholly consolidated in all periods subsequent to August 31, 2010.
Due to the pre-existing 49% ownership interest in Mecánica Falk, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, we recognized a gain of $3.4 million in connection with this transaction to record our 49% ownership interest in Mecánica Falk at fair value on the acquisition date (The fair value was determined using a combination of the income approach and market approach. In completing this valuation management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses). The transaction was consummated through a redemption of the exiting shareholders' shares in exchange for a $6.1 million seller-financed note, which will be repaid in ratable installments over the next several quarters. Excluding the seller-financed note, we acquired net assets of $12.1 million, including $8.0 million of intangible assets (comprised of $4.4 million of customer relationships and $3.6 million of goodwill) and $1.2 million of cash. Certain information about Mecánica Falk is not presented (e.g. pro forma financial information and allocation of purchase price) as the disclosure of such information is not material to our results of operations or financial position.
Recent Accounting Pronouncements
There have been no new accounting pronouncements issued during the first nine months of fiscal 2011 that will have a material impact on our financial statements. Additionally, we have not adopted any new accounting pronouncements during the first nine months of fiscal 2011.
Evaluation of Subsequent Events
We have evaluated subsequent events from the balance sheet date of January 1, 2011 through the date of this filing and have concluded that no subsequent events have occurred during this period.

Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from October 3, 2010 through January 1, 2011 as the “third quarter of fiscal 2011” or the “third quarter ended January 1, 2011.” Similarly, we refer to the period from September 27, 2009 through December 26, 2009 as the “third quarter of fiscal 2010” or the “third quarter ended December 26, 2009.” We refer to the period from April 1, 2010 through January 1, 2011 as the “first nine months of fiscal 2011” or the “nine months ended January 1, 2011.” Similarly, we refer to the period from April 1, 2009 through December 26, 2009 as the “first nine months of fiscal 2010” or the “nine months ended December 26, 2009."

Results of Operations

General
We believe we are a leading, global multi-platform industrial company strategically positioned within the markets and industries we serve. Currently, our business is comprised of two strategic platforms, Process & Motion Control and Water Management. Our Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop modular belting, engineered chain and conveying equipment. Our Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, Pex piping and engineered valves and gates for the water and wastewater treatment market.
Our strategy is to build the Company around multiple, global strategic platforms that participate in end-markets with above average growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our Company. We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Process & Motion Control products in the industrial and aerospace end markets. Our Process & Motion Control products are used in the operations of companies in diverse end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. Our Water Management platform is a leader in the multi-billion dollar, specification-driven, non-residential construction market for water management products. Through recent acquisitions, we have gained entry into the municipal water and wastewater treatment markets. Typically, our Process & Motion Control products are initially incorporated into products sold by OEMs or sold to end users as critical components in large, complex systems where the cost of failure or downtime is high and thereafter replaced through industrial distributors as they are consumed or require replacement. The demand for our Water Management products is primarily driven by new infrastructure, the retro-fit of existing structures to make them more energy and water efficient, commercial and, to a lesser extent, residential construction. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California, the International Association of Plumbing and Mechanical Codes, the National Sanitation Foundation or the American Water Works Association, prior to the commercialization of our products.

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
Consolidated Overview
Net sales for the third quarter of fiscal 2011 were $419.8 million, an increase of 14.8% compared to the third quarter of fiscal 2010, while net sales for the first nine months of fiscal 2011 were $1,239.4 million, an increase of 12.3% compared to the first nine months of fiscal 2010. The year-over-year net sales increase is a result of the increased demand we are experiencing across the majority of our Process & Motion Control end-markets and low single-digit growth in our Water Management end-markets.
Our backlog as of January 1, 2011 was $394 million compared to $359 million as of March 31, 2010, an increase of approximately 9.8% in the first nine months. The backlog improvement during the first nine months of fiscal 2011 is primarily the result of strong order rates within our Process & Motion Control businesses.
Income from operations for the third quarter of fiscal 2011 increased 35.8% to $50.4 million compared to the third quarter of fiscal 2010, while income from operations for the first nine months of fiscal 2011 increased 53.9% to $152.8 million compared to the first nine months of fiscal 2010. Comparability of results is impacted by $1.1 million and $4.3 million of restructuring expenses that were included in income from operations during the third quarter and first nine months of fiscal 2010, respectively. Excluding restructuring, income from operations would have increased by 31.9% in the third quarter of fiscal 2011 and by 47.5% in the first nine months of fiscal 2011 versus the comparable prior year periods. Excluding restructuring, income from operations as a percent of net sales would have increased by 160 basis points to 12.0% in the third quarter and by 290 basis points to 12.3% in the first nine months of fiscal 2011 versus the comparable prior year periods. The improvement in income from operations as a percent of net sales in both periods was primarily driven by the impact of operating leverage on higher year-over-year net sales and productivity gains, partially offset by higher material costs and targeted investments in new product development and global growth capabilities.
Third Quarter Ended January 1, 2011 Compared with the Third Quarter Ended December 26, 2009:
Net sales
(Dollars in Millions)

	Quarter Ended
	January 1, 2011	December 26, 2009	Change	% Change
Process & Motion Control	$299.6	$246.4	$53.2	21.6%
Water Management	120.2	119.3	0.9	0.8%
Consolidated	$419.8	$365.7	$54.1	14.8%

Process & Motion Control
Process & Motion Control net sales in the third quarter of fiscal 2011 were $299.6 million, an increase of 21.6% from $246.4 million in the third quarter of fiscal 2010. Foreign currency fluctuations unfavorably impacted sales by 0.9% during the third quarter primarily driven by the unfavorable impact of our Euro denominated sales translated to U.S. Dollars. Excluding foreign currency fluctuations, year-over-year core net sales increased by 22.5%. The year-over-year increase in net sales is driven by solid international growth, improving end-market demand in our North American businesses and market share gains across many of our businesses.
Water Management
Water Management net sales in the third quarter of fiscal 2011 were $120.2 million, an increase of 0.8% from $119.3 million in the third quarter of fiscal 2010. Foreign currency fluctuations favorably impacted sales by approximately 0.4% during the quarter due primarily to the favorable impact of our Canadian Dollar denominated sales translated to U.S. Dollars. Excluding foreign currency fluctuations, year-over-year core net sales increased by 0.4%. Market share gains and growth in alternative markets offset the overall decline in the core infrastructure and non-residential construction markets.

Income from operations
(Dollars in Millions)

	Quarter Ended
	January 1, 2011	December 26, 2009	Change	% Change
Process & Motion Control	$45.1	$27.7	$17.4	62.8%
% of net sales	15.1%	11.2%	3.9%
Water Management	13.3	16.6	(3.3)	(19.9)%
% of net sales	11.1%	13.9%	(2.8)%
Corporate	(8.0)	(7.2)	(0.8)	(11.1)%
Consolidated	$50.4	$37.1	$13.3	35.8%
% of net sales	12.0%	10.1%	1.9%
Process & Motion Control
Process & Motion Control income from operations for the third quarter of fiscal 2011 improved 62.8% to $45.1 million compared to the third quarter of fiscal 2010. Income from operations as a percent of net sales increased 390 basis points from the prior third quarter to 15.1%. Comparability of results is impacted by $1.1 million of restructuring expenses that were included in income from operations during the third quarter of fiscal 2010. Excluding the effect of restructuring expenses, income from operations increased 56.6% and income from operations as a percent of net sales improved by 340 basis points from the comparable prior year period. The improvement in fiscal 2011 operating margin is primarily the result of operating leverage on higher year-over-year sales net volume, productivity gains and cost reductions, partially offset by higher material costs and targeted investments in new product development and global growth capabilities.
Water Management
Water Management income from operations for the third quarter of fiscal 2011 declined 19.9% to $13.3 million compared to the third quarter of fiscal 2010. Income from operations as a percent of sales decreased 280 basis points from the prior third quarter to 11.1%. The decline in fiscal 2011 operating margin is primarily due to higher year-over-year material costs and the impact of variability in the profitability of certain water and wastewater project shipments.
Corporate
Corporate expenses increased by 11.1% from $7.2 million in the third quarter of fiscal 2010 to $8.0 million in the third quarter of fiscal 2011.
Interest expense, net
Interest expense, net was $42.7 million in the third quarter of fiscal 2011 compared to $45.3 million in the third quarter of fiscal 2010. The year-over-year reduction in interest expense is primarily the result of the lower weighted average fixed borrowing rates, partially offset by a slight increase in average debt outstanding as a result of the higher amount of notes issued in connection with the April 2010 refinancing.

Other expense, net
Other expense, net for the quarter ended January 1, 2011, consists of management fee expense of $0.8 million, foreign currency transaction losses of $4.4 million, a CDSOA recovery of $0.7 million and other miscellaneous losses of $0.2 million. Other expense, net for the quarter ended December 26, 2009, consists of management fee expense of $0.8 million, loss on the sale of fixed assets of $0.4 million, foreign currency transaction losses of $6.9 million, a CDSOA recovery of $0.8 million and other miscellaneous losses of $1.1 million.

Benefit for income taxes
The income tax benefit was $1.4 million in the third quarter of fiscal 2011 compared to an income tax benefit of $19.4 million in the third quarter of fiscal 2010. Our effective income tax rate for the third quarter of fiscal 2011 was (46.7)% versus 116.9% in the third quarter of fiscal 2010. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2011 is mainly due to the effect of a decrease in the valuation allowance relating to prior period U.S. federal net operating losses generated and a decrease to the liability for unrecognized tax benefits for which realization of both such benefits is now deemed more-likely-than-not, in conjunction with the relatively small amount of income before income taxes. The extremely high effective income tax rate for the third quarter of fiscal 2010 is mainly due to the effect of a decrease to the valuation allowance relating to prior period U.S. federal net operating losses generated for which realization of such benefits is deemed more-likely-than-not.
Net income
Our net income for the third quarter of fiscal 2011 was $4.4 million compared to net income of $2.8 million in the third quarter of fiscal 2010 as a result of the factors described above.

Nine Months Ended January 1, 2011 Compared with the Nine Months Ended December 26, 2009:
Net Sales
(Dollars in Millions)

	Nine Months Ended
	January 1, 2011	December 26, 2009	Change	% Change
Process & Motion Control	$847.2	$719.2	$128.0	17.8%
Water Management	392.2	384.1	8.1	2.1%
Consolidated	$1,239.4	$1,103.3	$136.1	12.3%
Process & Motion Control
Process & Motion Control net sales in the first nine months of fiscal 2011 were $847.2 million, an increase of 17.8% from $719.2 million in the first nine months of fiscal 2010. Foreign currency fluctuations unfavorably impacted sales by approximately 0.8% during the nine months primarily driven by the unfavorable impact of our Euro denominated sales translated to U.S. Dollars. Excluding foreign currency fluctuations, year-over-year core net sales increased by 18.6%. The year-over-year increase in net sales is driven by solid growth in international sales, improving North America end-market demand and market share gains across many of our businesses.

Water Management
Water Management net sales in the first nine months of fiscal 2011 were $392.2 million, an increase of 2.1% from $384.1 million in the first nine months of fiscal 2010. Foreign currency fluctuations favorably impacted sales by approximately 0.5% during the nine months due primarily to the favorable impact of our Canadian Dollar denominated sales translated to U.S. Dollars. Excluding foreign currency fluctuations, year-over-year core net sales increased by 1.6%. Market share gains and growth in alternative markets offset the overall decline in the core infrastructure and non-residential construction markets.

Income from Operations
(Dollars in Millions)

	Nine Months Ended
	January 1, 2011	December 26, 2009	Change	% Change
Process & Motion Control	$121.9	$66.3	$55.6	83.9%
% of net sales	14.4%	9.2%	5.2%
Water Management	54.9	58.2	(3.3)	(5.7)%
% of net sales	14.0%	15.2%	(1.2)%
Corporate	(24.0)	(25.2)	1.2	4.8%
Consolidated	$152.8	$99.3	$53.5	53.9%
% of net sales	12.3%	9.0%	3.3%
Process & Motion Control
Process & Motion Control income from operations for the first nine months of fiscal 2011 nearly doubled, to $121.9 million compared to the first nine months of fiscal 2010. Income from operations as a percent of net sales increased 520 basis points from the first nine months of the prior year to 14.4%. Comparability of results is impacted by $3.8 million of restructuring expenses that were included in income from operations during the first nine months of fiscal 2010. Excluding the effect of restructuring expenses, income from operations would have increased 73.9%, and income from operations as a percent of net sales would have improved by 460 basis points from the comparable prior year period. The improvement in fiscal 2011 operating margin is primarily the result of increased leverage on higher year-over-year net sales volume, productivity gains and cost reductions, partially offset by higher material costs and targeted investments in new product development and global growth capabilities.
Water Management
Water Management income from operations for the first nine months of fiscal 2011 declined 5.7% to $54.9 million compared to the first nine months of fiscal 2010. Income from operations as a percent of net sales decreased 120 basis points from the first nine months of the prior year to 14.0%. Comparability of results is impacted by $0.5 million of restructuring expenses that were included in income from operations during the first nine months of fiscal 2010. The decline in fiscal 2011 operating margin is primarily the result of higher year-over-year material costs and the impact of variability in the profitability of certain water and wastewater project shipments.
Corporate
Corporate expenses decreased by $1.2 million from $25.2 million in the first nine months of fiscal 2010 to $24.0 million in the first nine months of fiscal 2011.
Interest Expense, net
Interest expense, net was $131.3 million in the first nine months of fiscal 2011 compared to $136.4 million in the first nine months of fiscal 2010. The year-over-year reduction in interest expense is primarily the result of the lower weighted average fixed borrowing rates, partially offset by a slight increase in average debt outstanding as a result of the incremental notes issued in connection with April 2010 refinancing.
Loss on the extinguishment of debt
During the first nine months of fiscal 2011 we recorded a $100.8 million loss on debt extinguishment as a result of the cash tender offer for certain of our outstanding debt, which we completed on May 5, 2010. See Liquidity and Capital Resources below for more details regarding this transaction.
Other expense, net
Other expense, net for the nine months ended January 1, 2011, consists of management fee expense of $2.3 million, loss on the sale of fixed assets of $1.4 million, income in unconsolidated affiliates of $4.0 million (including a $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk on August 31, 2010), foreign currency transaction losses of $3.4 million, a CDSOA recovery of $0.7 million and other miscellaneous losses of $0.4 million. Other expense, net for the nine months ended December 26, 2009, consists of management fee expense of $2.3 million, transaction costs associated with the debt exchange offer of $6.0 million, foreign currency transaction gains of $7.9 million, loss on the sale of fixed assets of $0.6 million, income in unconsolidated affiliates of $0.3 million, a CDSOA recovery of $0.8 million and other miscellaneous losses of $1.4 million.
Provision (benefit) for income taxes
The income tax provision recorded in the first nine months of fiscal 2011 was $6.0 million compared to an income tax benefit of $(21.7) million in the first nine months of fiscal 2010. Our effective income tax rate for first nine months of fiscal 2011 was (7.3)% versus 56.5% in first nine months of fiscal 2010. The effective income tax rate for the first nine months of fiscal 2011 includes the accrual of foreign income taxes and an increase in the valuation allowance for U.S. federal and state net operating losses and foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not, partially offset by a decrease to the liability for unrecognized tax benefits for which realization is now deemed more-likely-than-not. The effective tax rate for the first nine months of fiscal 2010 includes an income tax benefit recognized as a result of a decrease of the liability for unrecognized tax benefits associated with the conclusion of an IRS examination and certain benefits provided under a new Brazilian tax settlement program, partially offset by the accrual of state income taxes and an increase in the valuation allowance for foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not.
Net loss
Our net loss for the first nine months of fiscal 2011 was $88.1 million compared to our net loss of $16.7 million in the first nine months of fiscal 2010 due to the factors described above.

Non-GAAP Financial Measure
In addition to net income (loss), we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure under our senior secured credit facilities, as our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income (loss)). We reported Adjusted EBITDA of $239.5 million in the first nine months of fiscal 2011, and a net loss for the same period of $88.1 million.
Covenant Compliance
The credit agreement and indentures that govern our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indentures that govern our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio as of the end of each fiscal quarter. Certain covenants contained in the indentures that govern our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indentures, the Company's ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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

Set forth below is a reconciliation of net loss to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 26, 2009	Year ended March 31, 2010	Nine months ended January 1, 2011	Twelve months ended January 1, 2011
Net loss	$(16.7)	$(5.6)	$(88.1)	$(77.0)
Interest expense, net	136.4	183.7	131.3	178.6
Income tax (benefit) provision	(21.7)	(38.0)	6.0	(10.3)
Depreciation and amortization	81.6	109.3	79.6	107.3
EBITDA	$179.6	$249.4	$128.8	$198.6
Adjustments to EBITDA:
Restructuring and other similar costs (1)	4.3	6.8	—	2.5
Loss on extinguishment of debt (2)	—	—	100.8	100.8
Stock option expense	4.1	5.5	4.1	5.5
Impact of inventory fair value adjustment (3)	0.3	0.3	—	—
LIFO expense (4)	3.4	1.7	3.0	1.3
CDSOA Recovery (5)	(0.8)	(0.8)	(0.7)	(0.7)
Other expense, net (6)	2.1	17.2	3.5	18.6
Subtotal of adjustments to EBITDA	$13.4	$30.7	$110.7	$128.0
Adjusted EBITDA	$193.0	$280.1	$239.5	$326.6
Fixed charges (7)				$170.0
Ratio of Adjusted EBITDA to Fixed Charges				1.92x
Senior secured bank indebtedness (8)				$460.1
Senior secured bank leverage ratio (9)				1.41x
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

(4)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(5)	Recovery under Continued Dumping and Subsidy Offset Act (“CDSOA”).

(6)	Other expense, net for the twelve months ended January 1, 2011, consists of:

(in millions)	Nine months ended December 26, 2009	Year Ended March 31, 2010	Nine months ended January 1, 2011	Twelve months ended January 1, 2011
Management fee expense	$2.3	$3.0	$2.3	$3.0
(Gain) loss on foreign currency transactions	(7.9)	4.3	3.4	15.6
Loss on the sale of fixed assets	0.6	2.5	1.4	3.3
Income in unconsolidated affiliates	(0.3)	(0.5)	(4.0)	(4.2)
Other expense	7.4	7.9	0.4	0.9
Total	$2.1	$17.2	$3.5	$18.6

(7)	The indentures governing our senior notes define fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(8)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $301.9 million (as defined by the senior secured credit facilities) at January 1, 2011. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

(9)	The senior secured credit facilities define the senior secured bank leverage ratio as the ratio of senior secured bank debt to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of January 1, 2011, we had $317.9 million of cash and cash equivalents and approximately $202.6 million of additional borrowing capacity ($122.2 million of available borrowings under our revolving credit facility and $80.4 million available under our accounts receivable securitization program). As of March 31, 2010, we had $263.2 million of cash and approximately $207.4 million of additional borrowing capacity ($118.6 million of available borrowings under our revolving credit facility and $88.8 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities in the first nine months of fiscal 2011 was $76.5 million compared to $140.6 million in the first nine months of fiscal 2010. The decrease in cash provided by operating activities was primarily driven by a $91.8 million increase in trade working capital (accounts receivable, inventories and accounts payable), as a result of the year-over-year change in sales volume as well as a $21.6 million increase in cash interest as compared to the prior year. That increase was partially offset by $12.4 million of lower cash restructuring and approximately $36.9 million of incremental cash flows generated on $136.1 million of higher net sales year-over-year.
Cash used for investing activities was $17.6 million in the first nine months of fiscal 2011 compared to a use of $13.6 million in the first nine months of fiscal 2010. The year-over-year increase in cash used for investing activities relates to a $6.1 million increase in capital expenditures partially offset by the net cash acquired in connection with the acquisition of Mecánica Falk (excluding a $6.1 million seller-financed note payable assumed in connection with the acquisition) and $0.9 million of cash proceeds received in connection with the sale of our 9.5% interest in a non-core joint venture within our Water Management platform during the first nine months of fiscal 2011.
Cash used for financing activities was $5.6 million in the first nine months of fiscal 2011 compared to a use of $151.1 million in the first nine months of fiscal 2010. The cash used for financing activities in the first nine months of fiscal 2011 consisted of a source of cash from the issuance of $1,145.0 million of 8.50% Senior Notes due 2018 (the “8.50% Notes”), the proceeds of which were utilized to retire $1,067.4 million of previously outstanding senior notes, pay the $63.5 million tender premium to holders of the retired senior notes as well as $14.6 million of related debt issue costs. Additionally, we made repayments of $3.0 million of other long-term debt (including a $1.5 million payment on our term loan and a $0.9 million payment to redeem 100% of our then outstanding 9.50% Notes), $0.2 million of net short-term borrowing repayments at various foreign subsidiaries, and a $2.4 million dividend made to our indirect parent, Rexnord Holdings, Inc. ("Rexnord Holdings") (to fund stock option exercises and subsequent share repurchases). Cash used for financing activities was $151.1 million in the first nine months of fiscal 2010 and consisted of financing fee payments of $4.9 million associated with our debt exchange offer, a $30.0 million dividend payment made to Rexnord Holdings (to retire a portion of its outstanding PIK Toggle Senior Indebtedness due 2013), $115.1 million of long-term debt repayments (comprised of $82.7 million on our revolving credit facility, $30.0 million on our accounts receivable facility, $1.0 million of mandatory repayments on our term loans and $1.4 million on all other debt) and repayments of $1.1 million on miscellaneous short-term debt.

Indebtedness
As of January 1, 2011 we had $2,222.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at January 1, 2011	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$762.0	$2.0	$760.0
8.50% Senior notes due 2018	1,145.0	—	1,145.0
8.875% Senior notes due 2016	2.0	—	2.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other (1)	12.8	9.6	3.2
Total Debt	$2,222.1	$11.6	$2,210.5

(1)	Includes, at January 1, 2011, $4.7 million outstanding principal related to a seller-financed note payable incurred in connection with the acquisition of Mecánica Falk on August 31, 2010 (see Note 2).
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

As of January 1, 2011, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $192.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at January 1, 2011 was 3.67%.
Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $27.8 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at January 1, 2011 and March 31, 2010, respectively.
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

As of January 1, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $5.0 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of certain indebtedness (including our senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of January 1, 2011, the senior secured bank leverage ratio was 1.41 to 1.00.

Senior Notes and Senior Subordinated Notes
April 2010 Cash Tender Offers and $1,145.0 Million Note Offering
On May 5, 2010, we finalized the results of cash tender offers and consent solicitations launched on April 7, 2010 with respect to any and all of our outstanding (i) 9.50% Senior Notes due 2014 issued in 2006 (the “2006 9.50% Notes”), (ii) 9.50% Senior Notes due 2014 issued in April 2009 (the “2009 9.50% Notes” and, together with the 2006 9.50% Notes, the “9.50% Notes”) and (iii) 8.875% Senior Notes due 2016 (the “8.875% Notes”). Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remained outstanding.

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

Redemption of Notes
Subsequent to the April 2010 tender offers and consent solicitations, on September 24, 2010, we completed a redemption of all of the then outstanding $0.9 million aggregate principal amount of the 2006 9.50% Notes and all of the then outstanding $13,000 aggregate principal amount of the 2009 9.50% Notes, at a redemption price of 104.75% of principal amount outstanding plus accrued and additional interest applicable to the redemption date. Following the redemption, no 2006 9.50% Notes and no 2009 9.50% Notes remained outstanding.
Outstanding Tranches of Notes
At January 1, 2011, we had outstanding $1,145.0 million in aggregate principal 8.50% Notes and $300.0 million in aggregate principal 11.75% senior subordinated notes due 2016 (the “11.75% Notes”). We also had outstanding $2.3 million in aggregate principal under other notes, consisting of 8.875% Notes and 10.125% senior subordinated notes due 2012.
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
At January 1, 2011 and March 31, 2010, various wholly-owned subsidiaries had additional debt of $12.8 million and $7.2 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.
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

At January 1, 2011, our available borrowing capacity under the AR Securitization Program was $80.4 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of January 1, 2011, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

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
Approximately 30% of our sales originate outside of the United States. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal periods. As of January 1, 2011, stockholders' equity increased by $7.0 million from March 31, 2010 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of January 1, 2011, the result would have decreased stockholders' equity by approximately $15.4 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At January 1, 2011, we had outstanding forward foreign currency contracts that exchange United States dollars (“USD”) for Canadian dollars (“CAD”) as well as CAD for USD. The forward contracts currently in place expire between January and March of fiscal 2011 and have notional amounts of $1.5 million USD ($1.6 million CAD) and $6.1 million CAD ($6.0 million USD) and contract rates ranging from $1USD:$1.07CAD to $1CAD:$`1.01USD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would not have a material impact on our financial statements as of January 1, 2011.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of January 1, 2011, our outstanding borrowings under the senior secured term loan credit facility were $762.0 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $192.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.25% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at January 1, 2011 was 3.67%. We have entered into three interest rate swaps, which became effective beginning October 20, 2009 and mature on July 20, 2012, to hedge the variability in future cash flows associated with our variable-rate term loans. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.

Our loss before income taxes would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the interest rate swaps, a 100 basis point increase in the January 1, 2011 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.9 million on an annual basis.

ITEM  4T.    CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of January 1, 2011, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Management believes that for the period from April 1, 2010 through February 3, 2011, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 13 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM  1A.    RISK FACTORS
Information with respect to certain risk factors affecting the Company is contained in Item1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Management believes that as of February 3, 2011, there have been no material changes to this information.

ITEM  6.    EXHIBITS
See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date:	February 3, 2011	By:	/S/ MICHAEL H. SHAPIRO
		Name:	Michael H. Shapiro
		Title:	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X