Form 10-K
period 2011-03-31
REXNORD LLC; RBS GLOBAL INC
filed 2011-05-13
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
________________________________________________
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

 _________________________________________________

RBS Global, Inc.	Rexnord LLC
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________

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
_________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  ☒     No  ☐*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐*
*(Note: Upon filing this Annual Report on Form 10-K, the registrants will no longer be required to file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934.)
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
Yes  ☐    No   ☒
As of March 31, 2011, none of the common stock of either registrant was held by non-affiliates of the registrant. As of such date there was no public market for either registrant’s securities.
Indicate the number of shares outstanding of each corporate issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
RBS Global, Inc. Common Stock, $.01 par value per share	1,000 shares

PART I

ITEM 1. BUSINESS.
General
RBS Global, Inc. (“RBS Global”), a Delaware corporation, is the parent company of Rexnord LLC, a Delaware limited liability company and a holding company, which owns our domestic and foreign subsidiaries. RBS Global was formed by certain affiliates of our prior equity sponsor, The Carlyle Group (“Carlyle”), and incorporated in Delaware on November 4, 2002. On July 21, 2006 (the “Merger Date”), affiliates of the private equity firm Apollo Management, L.P. (“Apollo”) and certain members of management acquired RBS Global from Carlyle, through the merger of Chase Merger Sub, Inc., a wholly-owned subsidiary of an Apollo affiliate, with and into the Company (the “Merger”). Thus, RBS Global became a direct wholly-owned subsidiary of Chase Acquisition I, Inc. Chase Acquisition I, Inc. is 100% owned by our ultimate parent company Rexnord Holdings, Inc. (“Rexnord Holdings”).
Over recent years, we have expanded significantly, including the creation of our Water Management platform in 2007 by the acquisition of the Zurn Plumbing products business and, by means of acquisitions of other companies or operations. Some of these acquisitions have been material to the Company and its operations, results, and financial condition. See “Acquisitions and Transactions” below for further information as to these transactions.
The consolidated financial statements in this Annual Report on Form 10-K include the accounts of RBS Global and its subsidiaries. Unless otherwise noted, references to the "Company," "Rexnord," "we," "us" and "our," refer to RBS Global and its subsidiary Rexnord LLC and its subsidiaries. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2011, or fiscal 2011, means the period from April 1, 2010 to March 31, 2011.
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

Our Company
Rexnord is a growth oriented multi-platform industrial company with leading market shares and highly trusted brands that serve a diverse array of global end-markets. Our heritage of innovation and specification have allowed us to provide highly engineered, mission critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our company in a disciplined way and the Rexnord Business System (“RBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
Our strategy is to build the Company around multiple, global strategic platforms that participate in end-markets with above average growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our Company. Currently, our business is comprised of two platforms, Process & Motion Control and Water Management. We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Process & Motion Control products in the industrial and aerospace end-markets. Our Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop modular belting, engineered chain and conveying equipment. Our Water Management platform is a leader in the multi-billion dollar, specification-driven, non-residential construction market for water management products. Through recent acquisitions, we have gained entry into the municipal water and wastewater treatment markets. Our Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves, Pex piping and engineered valves and gates for the water and wastewater treatment market. Typically, our Process & Motion Control products are initially incorporated into products sold by OEMs or sold to end users as critical components in large, complex systems where the cost of failure or downtime is high and thereafter replaced through industrial distributors as they are consumed or require replacement. The demand for our Water Management products is primarily driven by new infrastructure, the retro-fit of existing structures to make them more energy and water efficient, commercial buildings and, to a lesser extent, residential construction. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications.
We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world class performance in all aspects of our business by focusing on the “Voice of the Customer” process and ensuring superior customer satisfaction. Our global footprint encompasses 34 principal Process & Motion Control manufacturing, warehouse and repair facilities located around the world and 23 principal Water Management manufacturing and warehouse facilities which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
Our Platforms
Below is a summary of our net sales by segment and geographic region:
Net Sales by Geographic Region
(in millions)

	Year Ended March 31, 2011
	United States	Europe	Rest of World	Total Net Sales
Process & Motion Control	$751.6	$225.8	$197.7	$1,175.1
% of net sales	64.0%	19.2%	16.8%	100.0%
Water Management	461.2	4.8	$58.5	524.5
% of net sales	87.9%	0.9%	11.2%	100.0%
Consolidated	$1,212.8	$230.6	$256.2	$1,699.6
% of net sales	71.3%	13.6%	15.1%	100.0%

See more information regarding our segments and sales by geography within Part II Item 8, Note 19 to the Consolidated Financial Statements.

Process & Motion Control
Our Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTopTM modular belting, engineered chain and conveying equipment and are marketed and sold globally under several brands, including Rexnord ®, Rex ®, Falk ® and Link-Belt ®. We sell our Process & Motion Control products into a diverse group of attractive end-markets, including mining, general industrial applications, cement and aggregate, agriculture, forest and wood products, petrochemical, energy, food & beverage, aerospace and wind energy.
We have established long-term relationships with original equipment manufacturers (“OEMs”) and end users serving a wide variety of industries. As a result of our long-term relationship with OEMs and end users, we have created a significant installed base for our Process and Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring aftermarket demand for our products. We estimate that approximately 50% of our Process & Motion Control net sales are to distributors, who primarily serve the aftermarket demand for our products.
Most of our products are critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high. We believe our reputation for superior quality, application expertise and ability to meet lead time expectations are highly valued by our customers, as demonstrated by their preference to replace their worn Rexnord products with new Rexnord products, or “like-for-like” product replacements. We believe this replacement dynamic for our products, combined with our significant installed base, enables us to achieve premium pricing, generates a source of recurring revenue and provides us with a competitive advantage and financial stability. We believe the majority of our products are purchased by customers as part of their regular maintenance budgets and in many cases do not represent significant capital expenditures.

Water Management
Our Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, engineered valves and gates for the water and wastewater treatment market and Pex piping and are marketed and sold through widely recognized brand names, including Zurn®, Wilkins®, Rodney Hunt® and Fontaine®.
Over the past century, the businesses that comprise our Water Management platform have established themselves as innovators and leading designers, manufacturers and distributors of highly engineered products and solutions that control the flow, delivery, treatment and conservation of water to the infrastructure construction, commercial construction and to a lesser extent, the residential construction end-markets. Segments of the infrastructure end-market include: municipal water and wastewater, transportation, government, health care and education. Segments of the commercial construction end-market include: lodging, retail, dining, sports arenas, and warehouse/office. The demand for our Water Management products is primarily driven by new infrastructure, the retro-fit of existing structures to make them more energy and water efficient, and commercial and, to a lesser extent, residential construction.
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

Our Water Management platform has an extensive network of approximately 1,100 independent sales representatives across approximately 210 sales agencies in North America who work with local engineers, contractors, builders and architects to specify, or “spec-in,” our Water Management products for use in construction projects. Specifically, it has been our experience that, once an architect, engineer, contractor or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer and deliver products and systems that save time and money for engineers, contractors, builders and architects, has resulted in growing demand for our Water Management products. Approximately 85% of our Water Management platform net sales come from products that are specified for use in projects by engineers, contractors, owners or architects. Our Water Management distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry.
Our Markets
We evaluate our competitive position in our markets based on available market data and relevant benchmarks compared to our relative peer group and industry trends. We generally do not participate in segments of our served markets that are thought of as commodities or in applications that do not require differentiation based on product quality, reliability and innovation. In both of our platforms, we believe the end-markets we serve span a broad and diverse array of commercial and industrial end-markets with solid fundamental long-term growth characteristics.

Process & Motion Control Market
Within the overall Process & Motion Control market, we estimate that the relevant or served North American market for our current product offerings is approximately $2.5 billion in net sales per year. Globally, we estimate our served market to be approximately $12 billion in net sales per year. The market for Process & Motion Control product is very fragmented with most participants having single or limited product lines and serving specific geographic markets. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to us. While we compete with certain domestic and international competitors across a portion of our product lines, we do not believe that any one competitor directly competes with us on all of our product lines. The industry’s customer base is broadly diversified across many sectors of the economy. We believe that growth in the Process & Motion Control market is closely tied to overall growth in industrial production, which we believe has significant long-term growth fundamentals. In addition, we believe that Process & Motion Control manufacturers who innovate to meet the changes in customer demands and focus on higher growth end-markets can grow at rates faster than overall U.S. industrial production.
The Process & Motion Control market is also characterized by the need for sophisticated application engineering experience, the ability to produce a broad number of niche products with very little lead time and long-standing customer relationships. We believe entry into our markets by competitors with lower labor costs, including foreign competitors, will be limited due to the fact that we manufacture highly specialized niche products that are critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high. In addition, we believe there is an industry trend of customers increasingly consolidating their vendor bases, which we believe should allow suppliers with broader product offerings to capture additional market share.
Water Management Market
Within the overall Water Management market, we estimate that the relevant or served North American market for our current product offerings is approximately $2.3 billion in net sales per year. Globally, we estimate our served market to be approximately $3.0 billion in net sales per year. We believe the segment in which our Water Management platform participates is relatively fragmented with competitors across a broad range of industries and product lines. Although competition exists across all of our Water Management businesses, we do not believe that any one competitor directly competes with us across all of our product lines. In our Water Management platform, we believe that by focusing our efforts and resources towards end-markets that have above average growth characteristics we can continue to grow our platform at rates above the growth rate of the overall market and the growth rate of our competition.

We believe the areas of the water management industry in which we compete are tied to growth in infrastructure and commercial construction, which we believe to have significant long-term growth fundamentals. Historically, the infrastructure and commercial construction industry has been more stable and less vulnerable to down-cycles than the residential construction industry. Compared to residential construction cycles, downturns in institutional and commercial construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, through successful new product innovation, we believe that water management manufacturers are able to grow at a faster pace than the broader infrastructure and commercial construction markets, as well as mitigate downturns in the cycle.

The water management industry’s specification-driven end-markets require manufacturers to work closely with engineers, contractors, builders and architects in local markets across the United States to design specific applications on a project-by-project basis. As a result, building and maintaining relationships with architects, engineers, contractors and builders who specify or “spec-in” products for use in construction projects and having flexibility in design and product innovation are critical to compete effectively in the market. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an engineer, contractor, builder or architect has specified our product with satisfactory results, that person often will continue to use our products in future projects.
Our Products
Process & Motion Control Products
Our Process & Motion Control products are generally critical components in the machinery or plant in which they operate, yet they typically account for a low percentage of an end user’s total production cost. We believe, because the costs associated with Process & Motion Control product failure to the end user can be substantial, end users in most of the markets we serve focus on Process & Motion Control products with superior quality, reliability and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop and maintain a reputation for quality and reliability, as well as create and maintain an extensive distribution network, which we believe leads to strong preference to replace “like-for-like” products driving recurring aftermarket revenues and market share gain.
Gears
We are a leading manufacturer of gear drives and large gear sets for the heavy duty industrial market, with the number one position in the North American market for parallel shaft, right angle, and inline drives along with mill gear sets. Gear drives and gear sets reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment. Our gear drives, service and gear sets are used in a number of heavy duty industries. These primary industries include the natural resource extraction, steel, pulp and paper, chemical, forest and wood industries. We manufacture a wide range of heavy duty, medium and light duty gear drives used for bulk material handling, mixing, pumping and general gearing applications. We also operate a gear service and repair business through our Product Service group (PragerTM and Renew ®).
Couplings
Couplings are primarily used in high-speed, high-torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Our couplings are sold to a variety of end-markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. Couplings are comprised of the grid, flexible disc, elastomeric and gear product lines and are sold under the Steelflex ® , Thomas®, Omega ® , Rex ® Viva ® , Wrapflex ® , Lifelign ® , True Torque ® and Addax ® brand names.
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
Aerospace Bearings and Seals
We supply our aerospace bearings and seals to the commercial aircraft, military aircraft and regional jet end markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our Process & Motion Control products for their aircraft platforms. Our aerospace bearings and seals products consist of rolling element airframe bearings sold under the Shafer ® brand name, slotted-entry and split-ball sliding bearings sold under the PSI ® brand name and aerospace seals that are sold under the Cartriseal ® brand name, which are primarily sold for use in both aerospace and industrial applications.
Special Components
Our special components products are comprised of three primary product lines: electric motor brakes, miniature Process & Motion Control components and security devices for utility companies. These products are manufactured by our niche businesses: Stearns, W.M. Berg and Highfield. Stearns’ products are used in a diverse range of applications, including steel mills, oil field equipment, pulp processing equipment, large textile machines, rubber mills, metal forming machinery and dock and pier handling equipment. W.M. Berg sells its products to a variety of markets, including aerospace, semiconductor, medical equipment, robotics, instrumentation, office equipment and satellite communications. Highfield’s products are sold to a variety of markets, including electric, gas, water, telecommunications, utilities and plumbing and heating.
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
Water Management Products
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
Water Control and Safety
Our water control and safety products are sold under the Wilkins® brand name and encompass a wide variety of valves, including backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These products are designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC, the NSF, UL and FM, and are sold into the commercial and industrial construction applications as well as the fire protection, waterworks and irrigation end-markets.

Commercial Brass
Zurn’s commercial brass products include manual and sensor operated flush valves marketed under the Aquaflush®, AquaSense®, AquaVantage® and HydroVantage TM brand names and heavy duty commercial faucets marketed under the AquaSpec® brand name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® brand names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants and industrial production buildings. The Zurn One Systems® integrate commercial brass and fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time and cost-saving means of delivering commercial and institutional bathroom fixtures. The EcoVantage® fixture systems promote water-efficiency and low consumption of water that deliver savings for building owners in new construction and retro-fit bathroom fixture installations.
PEX
PEX is our product line manufactured out of cross-linked polyethylene into tubing and is well-suited for high temperature and pressure fluid distribution piping. Our PEX products include complete lines of pipe, fittings, valves and installation tools for both potable water and radiant heating systems. These systems are engineered to meet stringent NSF requirements.

Water and Wastewater
GA and Fontaine products are used to control water and wastewater throughout the water cycle from raw water through collection, distribution and wastewater treatment. GA is a leader in the specification, design, and manufacture of automatic control valves, check valves, air valves, large butterfly valves, slide/sluice gates, actuation systems, and other specialized products for municipal, industrial, and hydropower applications. Over 90% of its comprehensive product lines go to the growing and less-cyclical water and wastewater markets. Fontaine products are used to control water and wastewater from raw water through collection, distribution and wastewater treatment. Fontaine is a leading manufacturer of fabricated stainless steel water control gates and sells within the municipal, industrial and hydropower end-markets. Fontaine’s complete line of products are sold to the growing and less cyclical water and wastewater markets.
Acquisitions and Transactions
Rexnord has grown significantly in recent years by means of acquisitions. Information regarding some of our recent acquisitions follows.
The Autogard Acquisition
On April 2, 2011, the Company acquired Autogard Holdings Limited and affiliates ("Autogard") for a total cash purchase price of $18.6 million subject to a final customary working capital adjustment. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands the Company's global Process & Motion Control platform. Autogard's premium brand of torque limiter products complement the Company's leading power transmission product offering and will allow Rexnord to provide increased support to its global customer base. The results of operations of Autogard will be included in our results of operations from April 2, 2011.
The Mecanica Falk Acquisition
On August 31, 2010, we acquired full control of Mecánica Falk, a joint venture in which we previously maintained a 49% non-controlling interest for a $6.1 million seller-financed note. Located in Mexico City, Mexico, Mecánica Falk primarily serves as a distributor of our existing Process & Motion Control product lines in Latin America. The acquisition of the remaining 51% interest in Mecánica Falk provides us with the opportunity to expand our international presence through a more direct ownership structure. The results of operations of Mecánica Falk have been wholly consolidated from August 31, 2010.
The Fontaine Acquisition
On February 27, 2009, we acquired the stock of Fontaine for a total purchase price of $24.2 million, net of $0.6 million of cash acquired. This acquisition further expanded our water management platform. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. Fontaine is included in our results of operations from February 28, 2009.

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
The Falk Acquisition
On May 16, 2005, we acquired the Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation, for $301.3 million ($306.2 million purchase price including related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. Falk is a manufacturer of gears and lubricated couplings and is a recognized leader in the gear and coupling markets. The Falk acquisition significantly enhanced our position as a leading manufacturer of highly engineered Process & Motion Control products. By combining our leadership positions in FlatTop chain, industrial bearings, non-lubricated couplings and industrial chain with Falk’s complementary leadership positions in gears and lubricated couplings, as well as a growing gear repair business, the Falk acquisition resulted in a comprehensive, market-leading product portfolio that we believe to be one of the broadest in the Process & Motion Control industry. Falk is included in our results of operations for all periods presented herein.

Customers
Process & Motion Control Customers
Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end-users through industrial distributors as aftermarket products. While approximately 50% of our Process & Motion Control net sales are aftermarket, OEM's and end-users ultimately drive the demand for our Process & Motion Control products . With more than 2,600 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process & Motion Control industrial distributors, which is also our largest customer, accounted for approximately 8.0%, 7.1%, and 7.7% of consolidated net sales during the years ended March 31, 2011, 2010, and 2009, respectively.
Rather than serving as passive conduits for delivery of product, our industrial distributors participate in the overall competitive dynamic in the Process & Motion Control industry. Industrial distributors play a role in determining which of our Process & Motion Control products are stocked at their distributor centers and branch locations and, consequently, are most readily accessible to aftermarket buyers, and the price at which these products are sold.
We market our Process & Motion Control products both to OEMs and directly to end users to create preference of our products through end-user specification. We believe this customer preference is important in differentiating our Process & Motion Control products from our competitors’ products and preserves our ability to create channel partnerships where distributors will recommend Rexnord products to OEMs and end users. In some instances, we have established a relationship with the end user such that we, the end user, and the end user’s preferred distributor enter into a trilateral agreement whereby the distributor will purchase our Process & Motion Control products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from the trend towards rationalizing suppliers by industrial distributors.
Water Management Customers
The majority of our Water Management products are branded under the Zurn tradename and distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the food service, industrial, janitorial and sanitation industries.
Our independent sales representatives work with wholesalers to assess and meet the needs of building contractors. They also combine knowledge of Zurn’s products, installation and delivery with knowledge of the local markets to provide contractors with value added service. We use several hundred independent sales representatives nationwide, along with a network of approximately 90 third-party warehouses, to provide our customers with same-day service and quick response times.

Water and wastewater end-users primarily consist of municipalities. These municipalities, as well as their general contractors, are the principal decision-makers. GA, Rodney Hunt, and Fontaine benefit from strong brand recognition in the industry, which is further bolstered by a strong customer propensity to replace “like-for-like” products.
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
Product Development
The majority of our new product development begins with our extensive "Voice of the Customer" process. We have a team of approximately 350 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. The Rexnord Innovation Center provides additional support through enhanced capabilities and specialty expertise that can be utilized for product innovation and new product development. The Rexnord Innovation Center is a certified lab comprised of approximately 25 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.

In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 200 and approximately 800 active U.S. and foreign patents, respectively, as of March 31, 2011. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 60 and approximately 30 active U.S. and foreign patents, respectively, as of March 31, 2011. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn’s plumbing products are known in the industry for such innovation. During fiscal 2011 our total investment in research, development and engineering was $33.7 million.
Rexnord Business System (“RBS”)
We operate our company in a disciplined way. The Rexnord Business System is our operating philosophy and it creates a scale-able, process based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance. RBS is based on the following principles: (1) strategy deployment—a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities; (2) measuring our performance based on customer satisfaction, or the “Voice of the Customer;” (3) involvement of all our associates in the execution of our strategy; and (4) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement. We believe applying RBS can yield superior growth, quality, delivery and cost positions relative to our competition, resulting in enhanced profitability and ultimately the creation of shareholder value. As we have applied RBS over the past several years, we have experienced significant improvements in growth, productivity, cost reduction and asset efficiency and believe there are substantial opportunities to continue to improve our performance as we continue to apply RBS.
Suppliers and Raw Materials
The principal materials used in our Process & Motion Control and Water Management manufacturing processes are commodities and components available from numerous sources. The key materials used in our Process & Motion Control manufacturing processes include: sheet, plate and bar steel, castings, forgings, high-performance engineered plastic and a variety of components. Within our Water Management platform, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities that include: bar steel, brass, castings, copper, zinc, forgings, plate steel, high-performance engineered plastic and resin. Our global sourcing strategy is to maintain alternate sources of supply for our important materials and components wherever possible within both our Process & Motion Control and Water Management platforms. Historically, we have been able to successfully source materials, and consequently are not dependent on a single source for any significant raw material or component. As a result, we believe there is a readily available supply of materials in sufficient quantity from a variety of sources to serve both our short-term and long-term requirements. Additionally, we have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity supplies. We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into contracts for certain commodity purchases. Although currently we are not a party to any unconditional purchase obligations, including take-or-pay contracts or through-put contracts, in the past, these contracts generally have had one to five-year terms and have contained competitive and benchmarking clauses to ensure competitive pricing.
Backlog
Our backlog of unshipped orders was $388 million and $359 million at March 31, 2011 and 2010, respectively. Approximately 5% of our backlog at March 31, 2011 is currently scheduled to ship beyond fiscal 2012. See Risk Factor titled “We could be adversely affected if any of our significant customers default in their obligations to us” within Part I Item 1A of this report for more information on the risks associated with backlog.
Geographic Areas
For financial information about geographic areas, see Note 19 - Business Segment Information in Part II Item 8 in this report.

Seasonality
We do not experience significant seasonality of demand for our Process & Motion Control products, although sales generally are slightly higher during our fourth fiscal quarter as our customers spend against recently approved capital budgets and perform maintenance and repairs in advance of spring and summer activity. Our Process & Motion Control end-markets also do not experience significant seasonality of demand.
Demand for our Water Management products is primarily driven by non-residential construction activity, remodeling and retro-fit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion for municipal, industrial and hydropower applications. Accordingly, weather has an impact on the cyclicality of certain end-markets. With the exception of our remodeling and retro-fit opportunities, weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Europe represent the main construction season for increased construction in the commercial and institutional markets, as well as new housing starts. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.
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
Employees
As of March 31, 2011, we had approximately 6,200 employees, of whom approximately 4,300 were employed in the United States. Approximately 535 of our U.S. employees are represented by labor unions. The five U.S. collective bargaining agreements to which we are a party will expire between February 2012 and September 2016. Additionally, approximately 925 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.

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
Some environmental laws and regulations, including the federal Superfund law, impose liability to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at certain of our current or former facilities, and have been named as a PRP at certain third party Superfund sites. See Part II Item 8, Note 18 - Commitments and Contingencies of the consolidated financial statements for further discussion regarding our Downers Grove, Illinois facility and the Ellsworth Industrial Park Site. The discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of current reserves and/or available indemnification. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not applicable to operating facilities. We also may face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or ground water at our current or former facilities.

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
Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our senior secured credit facilities is unhedged variable-rate debt. For the last several quarters, interest rates have been subject to extreme volatility which may intensify this risk. Also, we may still incur significantly more debt, which could intensify the risks described above. For more information, see Part II Item 8, Note 10 - Long-Term Debt.
Weak economic and financial market conditions have impacted our business operations and may adversely affect our results of operations and financial condition.
Weak global economic and financial market conditions in recent years have affected our business operations and continuing weakness or a further downturn may adversely affect our future results of operations and financial condition. Economic conditions in the end-markets, businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume for a prolonged period of time which would have a negative impact on our future results of operations. Also, a weak recovery could prolong, or resume, the negative effects we have experienced in the past.

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
Additionally, many of our products are used in the energy, mining and cement and aggregate markets. With the recent increases and volatility in commodity prices, certain customers may defer or cancel anticipated projects or expansions until such time as these projects will be profitable based on the underlying cost of commodities compared to the cost of the project. Volatility and disruption of financial markets, like in recent years, could limit the ability of our customers to obtain adequate financing to maintain operations and may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or impact their ability to pay their receivables. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us.
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
We operate in highly fragmented markets within the Process & Motion Control. As a result, we compete against numerous companies. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors have greater financial and other resources than we do. Competition in our business lines is based on a number of considerations including product performance, cost of transportation in the distribution of our Process & Motion Control products, brand reputation, quality of client service and support, product availability and price. Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our Process & Motion Control products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.
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
We have certain customers that are significant to our business. During fiscal 2011, our top 20 customers accounted for approximately 32% of our consolidated net sales, and our largest customer accounted for 8% of our consolidated net sales. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Increases in the cost of our raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum products, or the loss of a substantial number of our suppliers, could adversely affect our financial condition.
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
In addition, prices for petroleum products and other carbon-based fuel products have also significantly increased recently. These price increases, and consequent increases in the cost of electricity and for products for which petroleum-based products are components or used in part of the process of manufacture, may substantially increase our costs for transportation, fuel, component parts and manufacturing. We may not be able to recoup the costs of these increases by adjusting our prices.
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
In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end-users. We rely on an extensive distribution network, with nearly 2,600 distributor locations nationwide; however, for fiscal 2011, approximately 21% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 12% of Process & Motion Control net sales. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Process & Motion Control industry. Industrial distributors play a significant role in determining which of our Process & Motion Control products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business also offer competitors’ products and services to our customers. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 90 third-party warehouses to distribute our products; however, for fiscal 2011, our three key independent distributors generated approximately 28% of our Water Management net sales with the largest accounting for 20% of Water Management net sales.

Our Process & Motion Control and Water Management distributorship sales are on “market standard” terms. In addition, certain key distributors are on rebate programs, including our top three Water Management distributors. For more information on our rebate programs, see Part II Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations-Revenue Recognition”
The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors' sales of our competitors' products to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We could be adversely affected if any of our significant customers default in their obligations to us.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. More specifically, the recession and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction of business generally. Accordingly, the recession and tightening of credit increases the risks associated with our backlog. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Approximately 5% of our backlog at March 31, 2011 is currently scheduled to ship beyond fiscal 2012.
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

If we lose certain of our key associates, our business may be adversely affected.
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
Demand for our Water Management products is primarily driven by non-residential construction activity, remodeling and retro-fit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion for municipal, industrial and hydropower applications. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Spring and summer months in the United States and Europe represent the main construction seasons. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity which could have a negative affect on our business. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our Water Management net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the typical seasonal increase in net sales and earnings during the spring months.
Our international operations are subject to uncertainties, which could adversely affect our operating results.
Our business is subject to certain risks associated with doing business internationally. For fiscal 2011, our net sales outside the United States represented approximately 29% of our total net sales (based on the country in which the shipment originates). The portion of our net sales and operations that is outside of the United States has increased in recent years, and may further increase as a result of internal growth and/or acquisition activity. Accordingly, our future results could be harmed by a variety of factors relating to international operations, including:

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

We may be unable to identify potential acquisition candidates, or to realize the intended benefits of future or past acquisitions.
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
Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot assure you that we will be successful in this regard nor can we provide any assurance that we will be able to realize all of the intended benefits from our prior acquisitions. We have encountered, and may encounter, various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems, risks or liabilities, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
The indentures governing our senior notes and senior subordinated notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of March 31 2011, our senior secured bank leverage ratio was 1.16x. In addition, as of this date, we had $121.7 million of additional borrowing capacity under the senior secured credit facilities ($28.3 million was considered utilized in connection with outstanding letters of credit). Failure to comply with the leverage covenant of the senior secured credit facilities can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. A breach of any of these covenants could result in a default under our debt agreements. For more information, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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
A substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2011, we had $761.5 million of floating rate debt under the senior secured credit facilities. Of the $761.5 million of floating rate debt, $370.0 million of our term loans are subject to interest rate swaps, in each case maturing in July 2012. After considering the interest rate swaps, a 100 basis point increase in the March 31, 2011 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.9 million on an annual basis.
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
As of March 31, 2011, we had approximately 6,200 employees, of whom approximately 4,300 were employed in the United States. Approximately 535 of our U.S. employees are represented by labor unions. Additionally, approximately 925 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business and financial results could be affected in a material adverse manner. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could incur substantial business interruptions as the result of updating our Enterprise Resource Planning (“ERP”) Systems.
Utilizing a phased approach, we are updating our ERP systems across both our Process & Motion Control and Water Management platforms. If these updates are unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance.
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

The deterioration experienced in fiscal 2009 in the securities markets has impacted the value of the assets included in our defined benefit pension plans. The deterioration in pension asset values has led to additional contribution requirements (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006). Any further deterioration may also lead to further cash contribution requirements and increased pension costs. Recent pension funding legislative and regulatory relief provided by the U.S. government in light of the securities markets decline has reduced our short-term required pension contributions from the amount required before relief. The impact of this relief has been reflected in our projected cash contribution requirements disclosed in the consolidated financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Within Process & Motion Control, as of March 31, 2011, we had 34 principal manufacturing, warehouse and repair facilities, 22 of which are located in North America, five in Europe, one in Australia, two in South America and four in Asia. All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.

We own and lease our Process & Motion Control facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal Process & Motion Control manufacturing, warehouse and repair facilities:

Facility Location	Product/Use	Size (square feet)	Owned Leased
North America
Auburn, AL	Coupling	133,000	Leased
Bridgeport, CT	Special Components	31,000	Owned
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Downers Grove, IL (2 facilities)	Aerospace	248,000	Owned
Grafton, WI	Flattop	95,000	Owned
Grove City, OH	Warehouse	73,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	34,000	Leased
Mexico City, Mexico	Warehouse and Gear	36,000	Leased
Milwaukee, WI	Gear	1,100,000	Owned
New Berlin, WI	Gear Repair	47,000	Leased
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	54,000	Owned
Simi Valley, CA (2 facilities)	Aerospace	55,000	Leased
Stuarts Draft, VA	Gear	97,000	Owned
Toronto, Canada	Gear Repair	30,000	Leased
Toronto, Canada	Warehouse	33,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned
Wheeling, IL	Aerospace	83,000	Owned
Europe
Betzdorf, Germany	Industrial Chain	179,000	Owned
Corregio, Italy	Flattop	79,000	Owned
Dortmund, Germany	Coupling	36,000	Owned
Gravenzande, Netherlands	Flattop	117,000	Leased
Hamelin, Germany	Gear	374,000	Leased
South America
Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned
Santiago, Chile	Gear Repair	15,000	Leased
Australia
Newcastle, Australia	Gear	65,000	Owned
Asia
Changzhou, China	Gear and Coupling	206,000	Owned
Shanghai, China	Gear and Coupling	47,000	Leased
Shanghai, China	Industrial Chain and Flattop	134,000	Leased
Thane, India	Coupling	16,500	Leased

Within Water Management, as of March 31, 2011, we had 23 principal manufacturing and warehouse facilities primarily located in the U.S. and Canada, as set forth below:

Facility Location	Product/Use	Size (square feet)	Owned Leased
North America
Abilene, Texas	Commercial Brass	177,000	Owned
Commerce, Texas	PEX	175,000	Owned
Cranberry TWP., Pennsylvania	Water and Wastewater	37,000	Owned
Dallas, Texas	Warehouse	52,000	Leased
Elkhart, Indiana	PEX	110,000	Owned
Erie, Pennsylvania	Specification Drainage	210,000	Leased
Erie, Pennsylvania	Specification Drainage	100,000	Owned
Falconer, New York	Specification Drainage/Commercial Brass	151,500	Leased
Fresno, California	Warehouse	52,000	Leased
Gardena, California	Warehouse	74,000	Owned
Harborcreek, Pennsylvania	Specification Drainage/PEX	15,000	Leased
Hayward, California	Warehouse	23,500	Leased
Levittown, Pennsylvania	Warehouse	40,000	Leased
Magog, Quebec	Water and Wastewater	58,000	Owned
Mars, Pennsylvania	Water and Wastewater	63,000	Owned
Mississauga, Ontario	Manufacturing/Warehouse	28,000	Leased
Mississauga, Ontario	Warehouse	25,000	Leased
Norcross, Georgia	Warehouse	96,000	Leased
Northwood, Ohio	Warehouse	18,000	Leased
Orange, Massachusetts	Water and Wastewater	250,000	Owned
Paso Robles, California	Water Control	158,000	Owned
Sacramento, California	Warehouse	16,000	Leased
Sanford, North Carolina	Commercial Brass	78,000	Owned
In addition, we lease sales office space in Taipei, R.O.C., an engineering and sourcing center in Zhuhai, China and approximately 14,000 square feet of office space that had previously been the Jacuzzi Brands, Inc. corporate headquarters in West Palm Beach, Florida. We believe our Process & Motion Control and Water Management properties are sufficient for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Part II Item 8, Note 18 - Commitments and Contingencies to the consolidated financial statements of this report.

ITEM 4. (REMOVED AND RESERVED)
Removed and Reserved.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
No established public trading market for RBS Global common stock or Rexnord LLC membership units currently exists.
Holders
As of May 12, 2011, the common stock of RBS Global was wholly owned by Chase Acquisition I Inc., a wholly owned subsidiary of our ultimate parent company Rexnord Holdings. RBS Global is the sole member of Rexnord LLC.
Dividends
Our senior credit facility and outstanding notes significantly restrict the payment of dividends on our common stock and membership interests. Below is a summary of permitted dividends for the years ended March 31 2011, 2010, and 2009. For the year ended March 31, 2011, $2.4 million of dividend payments were made, substantially all of which was used by Rexnord Holdings for share repurchases in connection with stock option exercises. For the year ended March 31, 2010, $30.0 million of dividend payments were made, substantially all of which was used by Rexnord Holdings to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness due 2013. For the year ended March 31, 2009, $70.0 million of dividend payments were made, substantially all of which was used by Rexnord Holdings to retire a portion of Rexnord Holdings’ outstanding PIK Toggle Senior Indebtedness due 2013.
On May 6, 2011, the Company paid a $100.0 million dividend, substantially all of which is expected to be used to retire outstanding Rexnord Holdings PIK Toggle Senior Indebtedness due 2013.
Securities Authorized for Issuance under Equity Compensation Plans
Information with respect to securities of Rexnord Holdings authorized for issuance under equity compensation plans is contained in Part II Item 8, Note 14 - Stock Options to the consolidated financial statements contained in this report.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None of our equity securities were sold during the fourth quarter ended March 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA.
The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2011, or fiscal 2011, means the period from April 1, 2010 to March 31, 2011. This report includes certain financial information for the period from April 1, 2006 through July 21, 2006 which represents historical results prior to the consummation of the Merger and is referred to herein as the “Predecessor period”. The period from July 22, 2006 through March 31, 2007 and thereafter is referred to herein as the “Successor period”. As a result of the Merger on July 21, 2006 and the resulting change in ownership, under generally accepted accounting principles (“GAAP”) we are required to present our operating results for the Predecessor period and the Successor period during the twelve months ended March 31, 2007 separately. The Statement of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements. These financial statements do not include the accounts of Rexnord Holdings, the indirect parent company of RBS Global, Inc.
Information in Items 6, 7 and 8 of, and other financial information in, this Report, for the years ended March 31, 2010, 2009 and 2008 has been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. The change in accounting policy did not have any impact on the financial information prior to fiscal 2008. See Part II Item 8, Note 2 - Significant Accounting Policies to the financial statements for a discussion of the change and its impacts.

	Successor					Predecessor (5)
(dollars in millions)	Year Ended March 31, 2011	Year Ended March 31, 2010 (1)	Year Ended March 31, 2009 (1)(2)	Year Ended March 31, 2008 (1)(3)	Period from July 22, 2006 through March 31, 2007 (4)	Period from April 1, 2006 through July 21, 2006
Statement of Operations:
Net Sales	$1,699.6	$1,510.0	$1,882.0	$1,853.5	$921.5	$334.2
Cost of Sales	1,102.8	994.4	1,290.1	1,250.4	628.2	237.7
Gross Profit	596.8	515.6	591.9	603.1	293.3	96.5
Selling, General and Administrative Expenses	329.1	297.7	467.8	313.3	159.3	63.1
Loss on Divestiture (6)	—	—	—	11.2	—	—
(Gain) on Canal Street Accident, net (7)	—	—	—	(29.2)	(6.0)	—
Intangible Impairment Charges	—	—	422.0	—	—	—
Transaction-Related Costs (8)	—	—	—	—	—	62.7
Restructuring and Other Similar Costs	—	6.8	24.5	—	—	—
Amortization of Intangible Assets	48.6	49.7	48.9	49.9	26.9	5.0
Income (Loss) from Operations	219.1	161.4	(371.3)	257.9	113.1	(34.3)
Non-Operating Income (Expense):
Interest Expense, net	(173.7)	(183.7)	(178.4)	(191.8)	(105.0)	(21.0)
Loss on the extinguishment of debt	(100.8)	—	—	—	—	—
Other Income (Expense), net	1.1	(16.4)	(0.9)	(5.3)	5.7	(0.4)
Income (Loss) Before Income Taxes	(54.3)	(38.7)	(550.6)	60.8	13.8	(55.7)
Provision (Benefit) for Income Taxes	(17.9)	(36.1)	(55.3)	20.6	10.9	(16.1)
Net Income (Loss)	$(36.4)	$(2.6)	$(495.3)	$40.2	$2.9	$(39.6)
Other Data:
Net Cash Provided By (Used for):
Operating Activities	164.5	157.0	156.1	232.8	62.7	(4.4)
Investing Activities	(35.5)	(22.0)	(54.5)	(121.6)	(1,925.5)	(15.7)
Financing Activities	(6.9)	(153.3)	39.5	(28.0)	1,907.6	8.2
Depreciation and Amortization of Intangible Assets	106.1	109.3	109.6	104.1	63.0	19.0
Capital Expenditures	37.6	22.0	39.1	54.9	28.0	11.7
Dividend payment to parent company	2.4	30.0	70.0	—	—	—

	March 31,
(dollars in millions)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and Cash Equivalents	$390.3	$263.2	$277.5	$141.9	$56.1
Working Capital (9)	577.3	484.6	548.8	436.6	371.6
Total Assets	3,101.1	3,015.2	3,204.8	3,805.2	3,773.2
Total Debt (10)	2,220.9	2,129.2	2,140.5	2,024.5	2,046.9
Stockholders’ Equity	38.4	54.2	157.4	744.6	699.6
_______________________

(1)
Financial data for fiscal 2010 to 2008 have been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. The change in accounting did not have any impact on the financial data prior to fiscal 2008. See Part II Item 8, Note 2 - Significant Accounting Policies to the consolidated financial statements.

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

(4)	Consolidated financial data as of March 31, 2007 and for the period from July 22, 2006 through March 31, 2007

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

(6)
On March 28, 2008, the we sold a French subsidiary, Rexnord SAS, to members of our local management team for €1 (one Euro). This loss includes Rexnord SAS's cash on hand of $2.5 million at March 28, 2008, that pursuant to the agreement was included with the net assets divested.

(7)
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

(8)	Transaction-related costs represent expenses incurred in connection with the Apollo merger on July 21, 2006.

(9)	Represents total current assets less total current liabilities.

(10)	Total debt represents long-term debt plus the current portion of long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of results of operations and financial condition covers periods prior to the acquisition of Fontaine-Alliance Inc. and affiliates (“Fontaine”). Our financial performance includes Fontaine subsequent to February 28, 2009. Accordingly, the discussion and analysis of fiscal 2009 does not fully reflect the impact of the Fontaine transaction. You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2011, or fiscal 2011, means the period from April 1, 2010 to March 31, 2011.
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
Process & Motion Control
Our Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop modular belting, engineered chain and conveying equipment. We sell our Process & Motion Control products into a diverse group of attractive end market industries, including mining, manufacturing, cement and aggregate, agriculture, forest and wood products, petrochemical, energy, food & beverage, aerospace and wind energy.
We have established long-term relationships with original equipment manufacturers (“OEMs”) and end users serving a wide variety of industries. As a result of our long-term relationship with OEMs and end users, we have created a significant installed base for our Process & Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring aftermarket demand for our products. We estimate that approximately 50% of our Process & Motion Control net sales are to distributors. These net sales are primarily driven by aftermarket demand for our products.

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
Water Management
Our Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves, Pex piping and engineered valves and gates for the water and wastewater treatment market.
Over the past century, the businesses that comprise our Water Management platform have established themselves as innovators and leading designers, manufacturers and distributors of highly engineered water products and solutions that deliver water conservation, safety and hygiene, treatment, and control and comfort to the infrastructure construction, commercial construction and to a lesser extent, the residential construction end markets. Segments of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Segments of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The demand for our Water Management products is primarily driven by new infrastructure, commercial and, to a lesser extent, residential construction. In our Water Management platform, we believe that by focusing our efforts and resources towards end markets that have above average growth characteristics we can continue to grow our platform at rates above the growth rate of the overall market and the growth rate of our competition. Additionally, we believe there is a significant opportunity for future growth by selling and distributing a number of our products into the expanding renovation and repair market.
Our Water Management products are principally specification-driven and project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end user loyalty for our products and allow us to maintain leading market shares in the majority of our product lines. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through USC, IAPMO, NSF, UL, FM or AWWA, prior to the commercialization of our products.
Restructuring and Other Similar Costs
Beginning with the quarter ended September 28, 2008, we executed certain restructuring actions to reduce operating costs and improve profitability. As the restructuring actions were substantially completed during fiscal 2010, we did not record any restructuring charges during the year ended March 31, 2011. Comparatively, we recorded restructuring charges of $6.8 million and $24.5 million for the years ended March 31, 2010 and 2009, respectively, primarily consisting of severance costs related to workforce reductions.

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

The largest component of our cost of sales is cost of materials, which represented approximately 36% of net sales in fiscal 2011. The principal materials used in our Process & Motion Control manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.
The next largest component of our cost of sales is direct and indirect labor, which represented approximately 16% of net sales in fiscal 2011. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends.
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
Revenue recognition. Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2011, 2010 and 2009 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no other significant post-shipment obligations.

Receivables. Receivables are stated net of allowances for doubtful accounts of $5.3 million at March 31, 2011 and $9.6 million at March 31, 2010. On a regular basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.
Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 70% of the Company’s total inventories as of March 31, 2011 and 2010 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method. The valuation of inventories includes material, labor and overhead and requires management to determine the amount of manufacturing variances to capitalize into inventories. We capitalize material, labor and overhead variances into inventories based upon estimates of key drivers, which generally include raw material purchases (for material variances), standard labor (for labor variances) and calculations of inventory turnover (for overhead variances).
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $3.8 million, $7.1 million, and $17.2 million, during fiscal 2011, 2010, and 2009, respectively. The reduction in inventory write-downs charged to expense in fiscal 2011 and 2010 relates to decreased levels of excess and obsolete inventory given the stabilization in market conditions that were the cause of significant destocking throughout fiscal 2009.

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
During the year ended March 31, 2009, the Company recorded a non-cash pre-tax impairment charge associated with goodwill and identifiable intangible assets of $422.0 million, of which $319.3 million relates to goodwill impairment and $102.7 million relates to other identifiable intangible asset impairments. See Part II Item 8, Note 8 - Goodwill and Intangible Assets of the consolidated financial statements for more information regarding the prior year impairment charge.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $47.9 million in fiscal year 2012, and $47.5 million in fiscal year 2013, 2014, 2015, and 2016, respectively.
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

During the fourth quarter of fiscal 2011, we voluntarily changed our method of accounting for actuarial gains and losses related to our pension and other postretirement benefit plans. Previously, we recognized actuarial gains and losses as a component of Stockholders' Equity on the consolidated balance sheet and amortized the actuarial gains and losses over participants' average remaining service period, or average remaining life expectancy, when all or almost all plan participants are inactive, as a component of net periodic benefit cost if the unrecognized gain or loss exceeded 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at the beginning of the year (the "corridor"). Under the new method, the net actuarial gains or losses in excess of the corridor will be recognized immediately in operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). Net periodic benefit costs recorded on a quarterly basis would continue to primarily be comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. While the historical method of recognizing actuarial gains and losses was considered acceptable, we believe this method is preferable as it accelerates the recognition of actuarial gains and losses outside of the corridor. See Part II Item 8, Note 2 - Significant Accounting Policies of notes to the consolidated financial statements, of this Annual Report on Form 10-K, for a presentation of our operating results before and after the application of this accounting change.

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
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses, tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against substantially all of our deferred tax assets relating to foreign loss carryforwards, state net operating loss and foreign tax credit carryforwards.
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
Asbestos Claims and Insurance for Asbestos Claims. As noted in Part II Item 8, Note 18 - Commitments and Contingencies of notes to the consolidated financial statements, of this Annual Report on Form 10-K, certain Water Management subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
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

We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2011 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.

Results of Operations
Fiscal Year Ended March 31, 2011 Compared with the Fiscal Year Ended March 31, 2010
Net Sales
(in Millions)

	Fiscal Year Ended
	March 31, 2011	March 31, 2010	Change	% Change
Process & Motion Control	$1,175.1	$1,003.7	$171.4	17.1%
Water Management	524.5	506.3	18.2	3.6%
Consolidated	$1,699.6	$1,510.0	$189.6	12.6%

Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2011 increased 17.1% from the prior year to $1,175.1 million. Core net sales, which excludes foreign currency fluctuations, increased by 17.5% year-over-year driven by solid international growth, improved demand in our North America end-markets and market share gains across many of our products.

Water Management
Water Management net sales for the year ended March 31, 2011 increased 3.6% from the prior year to $524.5 million. Core net sales, which excludes the foreign currency fluctuations, increased by 3.1% year-over-year as a result of targeted market share gains and growth in alternative markets, which more than offset the overall decline in the core infrastructure and non-residential construction markets, which we estimate to be down 15% year-over-year based on McGraw Hill construction data.
Income from Operations
(in Millions)

	Fiscal Year Ended
	March 31, 2011	March 31, 2010	Change
Process & Motion Control	$181.1	$116.5	$64.6
% of net sales	15.4%	11.6%	3.8%
Water Management	69.4	76.1	(6.7)
% of net sales	13.2%	15.0%	(1.8)%
Corporate	(31.4)	(31.2)	(0.2)
Consolidated	$219.1	$161.4	$57.7
% of net sales	12.9%	10.7%	2.2%

Process & Motion Control
Process & Motion Control income from operations for the year ended March 31, 2011 increased 55.5% to $181.1 million compared to fiscal 2010. Income from operations as a percent of net sales increased 380 basis points from the prior year to 15.4%. The improvement in fiscal 2011 operating margin is primarily the result of our improved operating leverage on higher year-over-year net sales volume, productivity gains and cost reduction actions, partially offset by higher material costs and targeted investments in new product development and global growth capabilities.

Water Management
Water Management income from operations for the year ended March 31, 2011 declined 8.8% to $69.4 million compared to fiscal 2010. Income from operations as a percent of net sales decreased 180 basis points from the prior year to 13.2%. The decline in fiscal 2011 operating margin is primarily the result of higher year-over-year material costs and the impact of profit variability within certain water and wastewater project shipments in the current year compared to the prior year as well as investments in new product development and growth initiatives.
Corporate
Corporate expenses increased by $0.2 million from $31.2 million in fiscal 2010 to $31.4 million in fiscal 2011.
Interest Expense, Net. Interest expense, net was $173.7 million during the year ended March 31, 2011 compared to $183.7 million during the year ended March 31, 2010. The year-over-year reduction in interest expense is primarily the result of the lower weighted average fixed borrowing rates, partially offset by a slight increase in average debt outstanding as a result of the incremental notes issued in connection with our April 2010 Senior Note refinancing.
Loss on the Extinguishment of Debt. Loss on the extinguishment of debt for the year ended March 31, 2011, was $100.8 million. This loss relates to our early repayment of debt in April 2010 pursuant to cash tender offers. The $100.8 million charge was comprised of a bond tender premium paid to the lender and the non-cash write-off of deferred financing fees and net original issuance discount. See “Liquidity and Capital Resources - Indebtedness - Senior Notes and Senior Subordinated Notes” below.
Other Income (Expense), Net. Other income, net for the year ended March 31, 2011 was $1.1 million, consisted of management fee expense of $3.0 million, loss on the sale of fixed assets of $1.7 million, income in unconsolidated affiliates of $4.1 million (including a $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk on August 31, 2010), foreign currency transaction gains of $1.5 million and other miscellaneous gains of $0.2 million. Other expense, net for the year ended March 31, 2010 was $16.4 million, consisted of management fee expense of $3.0 million, transaction costs associated with a debt exchange offer of $6.0 million, foreign currency transaction losses of $4.3 million, loss on the sale of fixed assets of $2.5 million, income in unconsolidated affiliates of $0.5 million and other miscellaneous expenses of $1.1 million.

Benefit for Income Taxes. The income tax benefit in fiscal 2011 was $17.9 million or an effective income tax rate of 33.0%. The benefit recorded differs from the statutory rate mainly due to the effect of foreign related branch income which is subject to both local and U.S federal income tax without the ability to offset it with the related foreign tax credit due to the realization of such credits not meeting the more-likely-than-not threshold. The income tax benefit in fiscal 2010 was $36.1 million or an effective tax rate of 93.3%. The benefit recorded differs from the statutory rate mainly due to the effect of the income tax benefit recognized as a result of a decrease to the liability for unrecognized tax benefits associated with the conclusion of the Internal Revenue Service ("IRS") examination and certain benefits provided under a new Brazilian tax settlement program. See Part II Item 8, Note 16 - Income Taxes of the consolidated financial statements for more information on income taxes.

Net Loss. The net loss recorded in fiscal 2011 was $36.4 million as compared to a net loss of $2.6 million in the prior year due to the factors described above.
Fiscal Year Ended March 31, 2010 Compared with the Fiscal Year Ended March 31, 2009
Net Sales
(in Millions)

	Fiscal Year Ended
	March 31, 2010	March 31, 2009	Change	% Change
Process & Motion Control	$1,003.7	$1,321.7	$(318.0)	(24.1)%
Water Management	506.3	560.3	(54.0)	(9.6)%
Consolidated	$1,510.0	$1,882.0	$(372.0)	(19.8)%

Process & Motion Control
Process & Motion Control net sales decreased $318.0 million, or 24.1%, from $1,321.7 million for the year ended March 31, 2009 to $1,003.7 million for the year ended March 31, 2010. Excluding foreign currency fluctuations, year-over-year core net sales decreased by $316.4 million, or 23.9%, which is attributable to the impact the economic downturn has had on our end-markets.
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
Income (loss) from Operations
(in Millions)

	Fiscal Year Ended
	March 31, 2010	March 31, 2009	Change
Process & Motion Control	$116.5	$15.6	$100.9
% of net sales	11.6%	1.2%	10.4%
Water Management	76.1	(212.8)	288.9
% of net sales	15.0%	(38.0)%	53.0%
Corporate	(31.2)	(174.1)	142.9
Consolidated	$161.4	$(371.3)	$532.7
% of net sales	10.7%	(19.7)%	30.4%

Process & Motion Control
Process & Motion Control income from operations for the year ended March 31, 2010 was $116.5 million compared to income from operations of $15.6 million during the year ended March 31, 2009. The comparability of our year-over-year results has been significantly impacted by the $149.0 million impairment charge taken on our goodwill and other identifiable intangible assets during the year ended March 31, 2009. In addition, income from operations for the year ended March 31, 2010 included $6.3 million of restructuring expenses (compared to restructuring expense of $16.5 million during the year ended March 31, 2009). Excluding the impact of the impairment charge and restructuring expenses, income from operations would have decreased $58.3 million, or 32.2%, and income from operations as a percent of net sales would have declined by 150 basis points to 12.2% of net sales during the year ended March 31, 2010 versus the comparable prior year period. The remaining decline in income from operations as a percent of net sales was primarily driven by the unfavorable impact of lower year-over-year net sales, partially offset by productivity gains, cost reduction initiatives and lower material prices.

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
Corporate
Corporate expenses decreased by $142.9 million from $174.1 million during the year ended March 31, 2009 to $31.2 million during the year ended March 31, 2010. The comparability of corporate expenses is primarily attributable to a net reduction in actuarial losses related to our pension and other postretirement benefit plans recognized year-over-year.
Interest Expense, Net. Interest expense, net was $183.7 million during the year ended March 31, 2010 compared to $178.4 million during the year ended March 31, 2009 The increase in interest expense is primarily the result of the incremental interest on a $104.7 million net increase in the carrying value of our long-term debt due to the completion of our debt exchange offer in April 2009, which is partially offset by lower relative variable rate borrowing costs year-over-year.
Other Expense, Net. Other expense, net for the year ended March 31, 2010 was $16.4 million, consisted of management fee expense of $3.0 million, transaction costs associated with a debt exchange offer of $6.0 million, foreign currency transaction losses of $4.3 million, loss on the sale of fixed assets of $2.5 million, income in unconsolidated affiliates of $0.5 million and other miscellaneous expenses of $1.1 million. Other expense, net for the year ended March 31, 2009 was $0.9 million, consisted of management fee expense of $3.0 million, foreign currency transaction gains of $2.4 million, loss on the sale of fixed assets $0.8 million, a loss in unconsolidated affiliates of $0.5 million and other miscellaneous gains of $1.0 million.

Benefit for Income Taxes. The income tax benefit in fiscal 2010 was $36.1 million or an effective tax rate of 93.3%. The benefit recorded differs from the statutory rate mainly due to the effect of the income tax benefit recognized as a result of a decrease to the liability for unrecognized tax benefits associated with the conclusion of the IRS examination and certain benefits provided under a new Brazilian tax settlement program. The income tax benefit in fiscal 2009 was $55.3 million or an effective tax rate of 10.0%. The benefit recorded differs from the statutory rate mainly due to the effect of approximately $304.8 million of nondeductible expenses recorded, as well as a $42.5 million increase in the valuation allowance; both items relating to the impairment charges recorded in the third and fourth quarters of fiscal 2009. See Part II Item 8, Note 16 - Income Taxes of the consolidated financial statements for more information on income taxes.

Net Loss. The net loss recorded in fiscal 2010 was $2.6 million as compared to a net loss of $495.3 million in the prior year due to the factors described above.

Non-GAAP Financial Measure
In addition to net income, we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure under our senior secured credit facilities, as our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio). We reported Adjusted EBITDA of $335.7 million in fiscal 2011, and a net loss for the same period of $36.4 million.
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
Set forth below is a reconciliation of net loss to Adjusted EBITDA for the fiscal year ended March 31, 2011.

(in millions)	Year Ended March 31, 2011
Net loss	$(36.4)
Interest expense, net	173.7
Income tax benefit	(17.9)
Depreciation and amortization	106.1
EBITDA	$225.5
Adjustments to EBITDA:
Loss on extinguishment of debt (1)	100.8
Stock option expense	5.6
LIFO expense (2)	4.9
Other income, net (3)	(1.1)
Subtotal of adjustments to EBITDA	$110.2
Adjusted EBITDA	$335.7
Fixed charges (4)	$166.0
Ratio of Adjusted EBITDA to Fixed Charges	2.02x
Senior secured bank indebtedness (5)	$388.1
Senior secured bank leverage ratio (6)	1.16x
 _______________________

(1)
The loss on extinguishment of debt is the result of the cash tender offer that we completed during the first quarter of fiscal 2011 as detailed in the “Liquidity and Capital Resources - Indebtedness” section below.

(2)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(3)
Other income, net for the fiscal year ended March 31, 2011, consists of management fee expense of $3.0 million, loss on the sale of fixed assets of $1.7 million, income in unconsolidated affiliates of $4.1 million (including a $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk on August 31, 2010), foreign currency transaction gains of $1.5 million and other miscellaneous gains of $0.2 million.

(4)	The indentures governing our senior notes define fixed charges as net interest expense excluding the amortization or write-off of deferred financing costs.

(5)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $373.4 million (as defined by the senior secured credit facilities) at March 31, 2011. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

(6)	The senior secured credit facilities define the senior secured bank leverage ratio as the ratio of senior secured bank debt to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary source of liquidity is available cash and cash equivalents, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of March 31, 2011, we had $390.3 million of cash and approximately $219.6 million of additional borrowings available to us ($121.7 million of available borrowings under our revolving credit facility and $97.9 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes. As of March 31, 2011, the available borrowings under our credit facility have been reduced by $28.3 million due to outstanding letters of credit. As of March 31, 2010, we had $263.2 million of cash and approximately $207.4 million of additional borrowing capacity ($118.6 million of available borrowings under our revolving credit facility and $88.8 million available under our accounts receivable securitization program). While we believe we have sufficient capital resources for our foreseeable needs, we regularly reassess those needs and resources to determine whether we require or would benefit from additional or different resources. However, we cannot assure that additional or different resources would be available on terms that we find acceptable or at all.
Indebtedness
As of March 31, 2011, we had $2,220.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2011	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans	761.5	2.0	759.5
11.75% Senior subordinated notes due 2016	300.0	—	300.0
8.875% Senior notes due 2016	2.0	—	2.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	12.1	9.0	3.1
Total Debt	$2,220.9	$11.0	$2,209.9

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

As of March 31, 2011, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $191.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at March 31, 2011 was 3.67%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $28.3 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2011 and March 31, 2010, respectively.
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

As of March 31, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $4.5 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

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

The Credit Agreement contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of certain indebtedness (including our senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of March 31, 2011, the senior secured bank leverage ratio was 1.16x to 1.00.
 Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At March 31, 2011, we had outstanding $1,145.0 million in aggregate principal 8.50% senior notes due 2018 (the "8.50% Notes") and $300.0 million in aggregate principal 11.75% senior subordinated notes (the “11.75% Notes”) due 2016. We also had outstanding $2.3 million in aggregate principal under other notes, consisting of 8.875% senior notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.
The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1, and will mature on May 1, 2018. The 11.75% Notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The indenture governing the 8.50% Notes permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at our option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. In the case of the 11.75% Notes, the indenture permits optional redemption on or after August 1, 2011 at the redemption prices set forth in the indenture plus accrued and unpaid interest. In addition, the indenture provides that, prior to August 1, 2011, the outstanding 11.75% Notes may be redeemed at our option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. We must provide specified prior notice for redemption of the notes in accordance with the respective indentures.

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
The senior notes and senior subordinated notes are unsecured obligations. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit us to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow us to incur additional debt as long as we can satisfy the fixed charge coverage ratio of the indenture after giving effect thereto on a pro forma basis.
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

April 2009 Exchange Offer
On April 29, 2009, we, along with our indirect parent, Rexnord Holdings, finalized a debt exchange offer to exchange (a) 2009 9.50% Notes for any and all of our 8.875% Notes, (b) 2009 9.50% Notes for any and all of Rexnord Holdings' PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the 8.875% Notes, the “Old Notes”), and (c) 2009 9.50% Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the credit agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as syndication agent, and the lenders from time to time party thereto.
Upon settlement of the April 2009 exchange offer, (i) approximately $71.0 million principal amount of 8.875% Notes, (ii) approximately $235.7 million principal amount of Old Holdco Notes, and (iii) approximately $7.9 million principal amount of Holdco Loans were exchanged for 2009 9.50% Notes. Based on the principal amount of Old Notes and Holdco Loans validly tendered and accepted, approximately $196.3 million of aggregate principal of the 2009 9.50% Notes was issued in exchange for such Old Notes and Holdco Loans (excluding a net original issue discount of $20.6 million). In addition, we also incurred $11.1 million of transaction costs ($0.2 million of these transaction costs were issued in the form of 2009 9.50% Notes) to complete the exchange offer, of which $5.1 million was capitalized as deferred financing costs.

In connection with the $235.7 million of Old Holdco Notes and $7.9 million of Holdco Loans tendered in the exchange, we issued approximately $130.6 million of face value of the 2009 9.50% Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding 2009 9.50% Notes issued) to Rexnord Holdings.
Immediately after and including the April 2009 exchange offer, we had issued a total of $991.3 million in aggregate principal amount of 9.50% senior notes which bore interest at a rate of 9.50% per annum and which were scheduled to mature on August 1, 2014. That amount included $196.3 million of aggregate principal related to the aforementioned debt exchange. The terms of the 2009 9.50% Notes and our 2006 9.50% Notes were substantially similar with the exception of interest payment dates. All of the 2009 9.50% Notes and the 2006 9.50% Notes have since been fully redeemed.
We accounted for the April 2009 debt exchange transaction pursuant to ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). Pursuant to this guidance, the exchange of our 8.875% Notes did not constitute a significant modification of debt (that is, the change in the present value of expected cash flows under the terms of the modified debt as compared to the present value of expected cash flows under the original debt was less than 10%). Therefore, the carrying value of the $71.0 million in 8.875% Notes tendered was carried-forward as the net carrying value of the 2009 9.50% Notes, inclusive of a $5.5 million original issue premium. The premium is a result of the difference between the $71.0 million carrying value of the 8.875% Notes and the $65.5 million of corresponding face value of the 2009 9.50% Notes issued with respect to this component of the exchange. This premium is required to be amortized as a reduction to interest expense (via the effective interest method) over the expected life of the 2009 9.50% Notes in conformity with the standard.
April 2010 Cash Tender Offers and $1,145.0 Million Note Offering
On May 5, 2010, we finalized the results of cash tender offers and consent solicitations with respect to any and all of our outstanding (i) 9.50% Senior Notes due 2014 issued in 2006 (the “2006 9.50% Notes”), (ii) 9.50% Senior Notes due 2014 issued in April 2009 (the “2009 9.50% Notes” and, together with the 2006 9.50% Notes, the “9.50% Notes”) and (iii) 8.875% Notes. Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remained outstanding.

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
We accounted for the cash tender offers and the issuance of the 8.50% Notes in accordance with ASC 470-50. Pursuant to this guidance, the cash tender offers were accounted for as an extinguishment of debt. In connection with the offering, we incurred an increase in long-term debt of approximately $89.5 million. We recognized a $100.8 million loss on the debt extinguishment in the fiscal quarter ended July 3, 2010, which was comprised of a bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, we capitalized approximately $14.6 million of third party transaction costs, which are being amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

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

September 2010 Redemption of Notes
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
Parent and Subsidiary Debt
In addition, our indirect parent, Rexnord Holdings, has unsecured indebtedness (PIK toggle senior indebtedness) at the parent company level (which is not included in our financial position) for which it relies heavily on us for the purpose of servicing its indebtedness. In the event Rexnord Holdings is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. The governing instruments for the Rexnord Holdings' indebtedness contain customary affirmative and negative covenants that may result in restrictions to Rexnord Holdings. Though the restrictions on these obligations are not directly imposed on us, a default under the Rexnord Holdings debt obligations could result in a change of control and/or event of default under our other debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and other debt. On May 6, 2011, the Company paid a $100.0 million dividend, substantially all of which is expected to be used to retire outstanding Rexnord Holdings' PIK Toggle Senior Indebtedness due 2013. The instruments governing Rexnord Holdings' PIK Toggle Senior Indebtedness due 2013, including the covenants and restrictions above, will be extinguished upon the full redemption of the PIK Toggle Senior Indebtedness due 2013, which is expected to be completed in the first quarter of fiscal 2012.
At March 31, 2011 and March 31, 2010, various wholly-owned subsidiaries had additional debt of $12.1 million and $7.2 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.
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

At March 31, 2011, our available borrowing capacity under the AR Securitization Program was $97.9 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of March 31, 2011, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet or non-consolidated special-purpose entities.
Cash Flows
Net cash provided by operating activities in fiscal 2011 was $164.5 million compared to $157.0 million in fiscal 2010, representing a $7.5 million increase year-over-year. The improvement in cash provided by operating activities was driven by $52.4 million of incremental cash generated on $189.6 million of higher year-over-year net sales, an $18.2 million reduction in year-over-year cash interest payments, and a $14.2 million reduction in year-over-year cash restructuring payments. That increase was partially offset by a $77.3 million increase in trade working capital (accounts receivable, inventories and accounts payable) as a result of the year-over-year change in sales volume.
Net cash provided by operating activities in fiscal 2010 was $157.0 million compared to $156.1 million in fiscal 2009, representing a $0.9 million increase year-over-year. Fiscal 2010 cash provided by operating activities includes an incremental $6.0 million of transaction costs associated with our April 2009 debt exchange offer and $16.5 million of restructuring payments (compared to $5.7 million cash restructuring payments during fiscal 2009). Excluding the incremental transaction and restructuring payments, cash flow from operations improved by $17.7 million. Decreases in trade working capital (accounts receivable, inventories and accounts payable) contributed a $62.3 million source of cash year-over-year. The remaining decline in operating cash flow is due to the volume impact on $372.0 million of lower net sales, partially offset by the cash savings generated from our restructuring initiatives year-over-year.
Cash used for investing activities was $35.5 million during fiscal 2011 compared to $22.0 million during fiscal 2010. The year-over-year increase in cash used for investing activities relates to a $15.6 million increase in capital expenditures partially offset by the net cash acquired in connection with the acquisition of Mecánica Falk (excluding a $6.1 million seller-financed note payable assumed in connection with the acquisition) and $0.9 million of cash proceeds received in connection with the sale of our 9.5% interest in a non-core joint venture within our Water Management platform.

Cash used for investing activities was $22.0 million in fiscal 2010 compared to $54.5 million in fiscal 2009. The year-over-year decrease in cash used for investing activities is primarily due to lower capital expenditures as we aligned our capital expenditures with current sales volume as well as a $16.6 million reduction in cash outlays related to the acquisition of Fontaine.
Cash used for financing activities was $6.9 million during fiscal 2011 compared to a use of $153.3 million during fiscal 2010. The cash used for financing activities during fiscal 2011 consisted of a source of cash from the issuance of $1,145.0 million of 8.50% Senior Notes due 2018 (the “8.50% Notes”), the proceeds of which were utilized to retire $1,067.4 million of previously outstanding senior notes, pay the $63.5 million tender premium to holders of the retired senior notes as well as $14.6 million of related debt issue costs. Additionally, during fiscal 2011 we made repayments of $3.7 million of other long-term debt (including a $2.0 million payment on our term loan and a $0.9 million payment to redeem 100% of our then outstanding 9.50% Notes), $0.8 million of net short-term borrowings and repayments at various foreign subsidiaries ($2.0 million of borrowings and $2.8 million of repayments), and a $2.4 million dividend (substantially all of which was used by our indirect parent, Rexnord Holdings to fund stock option exercises and subsequent share repurchases).
Cash used for financing activities was $153.3 million in fiscal 2010 compared to a source of cash of $39.5 million in fiscal 2009. The cash used for financing activities during fiscal 2010 consisted of: financing fee payments of $4.9 million associated with our April 2009 debt exchange offer, a $30.0 million dividend payment (substantially all of which was used by Rexnord Holdings to retire a portion of its outstanding PIK Toggle Senior Indebtedness due 2013), $116.1 million of long-term debt repayments (comprised of $82.7 million on our revolving credit facility, $30.0 million on our accounts receivable facility, $2.0 million of mandatory repayments on our term loans and $1.4 million on all other debt) and repayments of $2.8 million on miscellaneous short-term debt.

Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations by period:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
8.50% Senior notes due 2018	$1,145.0	$—	$—	$—	$1,145.0
Term loans	761.5	2.0	759.5	—	—
11.75% Senior subordinated notes due 2016	300.0	—	—	—	300.0
8.875% Senior notes due 2016	2.0	—	—	—	2.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3	—	—
Other long-term debt	12.1	9.0	1.9	0.5	0.7
Interest on long-term debt obligations	932.5	158.1	293.8	265.5	215.1
Purchase commitments	174.3	165.0	9.3	—	—
Operating lease obligations	50.4	15.1	18.0	8.8	8.5
Pension and post retirement plans (1)	93.7	14.8	35.9	43.0	n/a
Totals	$1,263.0	$362.0	$358.9	$317.8	$224.3
_______________________
(1)    Represents expected pension and post retirement contributions and benefit payments to be paid directly by the Company. Contributions and benefit payments beyond fiscal 2016 cannot be reasonably estimated.
Our pension and postretirement benefit plans are discussed in detail in Part II Item 8, Note 15 - Retirement Benefits of the consolidated financial statements. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees upon retirement. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other postretirement benefits for employees at certain foreign locations. See “Risk Factors - Our required cash contributions to our pension plans may increase further and we could experience a material change in the funded status of our defined benefit pension plans have increased and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”
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
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors - Our international operations are subject to uncertainties, which could adversely affect our operating results”.
Approximately 29% of our sales originate outside of the United States. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2011, stockholders' equity increased by $8.5 million from March 31, 2010 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of March 31, 2011, the result would have decreased stockholders' equity by approximately $16.1 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At March 31, 2011, we had outstanding forward foreign currency contracts that exchange United States dollars (“USD”) for Canadian dollars (“CAD”) as well as CAD for USD. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars ("CAD") for United States dollars ("USD"). The forward contracts currently in place expire between April and September of 2011 and have notional amounts of $9.0 million CAD ($9.1 million USD) and contract rates of approximately $0.99CAD:$1USD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.5 million decrease in the fair value of foreign exchange forward contracts as of March 31, 2011.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2011, our outstanding borrowings under the senior secured term loan credit facility were $761.5 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $191.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.25% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at March 31, 2011 was 3.67%. We have entered into three interest rate swaps, which became effective beginning October 20, 2009 and mature on July 20, 2012, to hedge the variability in future cash flows associated with our variable-rate term loans. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.

Our loss before income taxes would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the interest rate swaps, a 100 basis point increase in the March 31, 2011 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.9 million on an annual basis.
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
Index to Financial Statements
RBS Global, Inc. and Subsidiaries
Consolidated Financial Statements
As of March 31, 2011 and 2010 and
for the years ended March 31, 2011, 2010, and 2009

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of RBS Global, Inc.
We have audited the accompanying consolidated balance sheets of RBS Global, Inc. and subsidiaries (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for actuarial gains and losses related to its pension and other postretirement benefit plans during the fourth quarter of the year ended March 31, 2011.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
May 12, 2011

RBS Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Millions, except share amounts)

	March 31, 2011	March 31, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$390.3	$263.2
Receivables, net	270.1	234.1
Inventories, net	283.8	273.8
Other current assets	36.5	29.4
Total current assets	980.7	800.5
Property, plant and equipment, net	358.4	376.2
Intangible assets, net	644.7	688.5
Goodwill	1,016.2	1,012.2
Insurance for asbestos claims	65.0	86.0
Pension assets	4.6	—
Other assets	31.5	51.8
Total assets	$3,101.1	$3,015.2
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$11.0	$5.3
Trade payables	181.7	135.3
Compensation and benefits	67.9	58.7
Current portion of pension and postretirement benefit obligations	6.1	6.1
Interest payable	51.3	30.2
Other current liabilities	85.4	80.3
Total current liabilities	403.4	315.9

Long-term debt	2,209.9	2,123.9
Pension and postretirement benefit obligations	113.2	137.5
Deferred income taxes	224.1	249.9
Reserve for asbestos claims	65.0	86.0
Other liabilities	47.1	47.8
Total liabilities	3,062.7	2,961.0

Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid-in capital	537.1	533.6
Retained deficit	(514.9)	(478.5)
Accumulated other comprehensive income (loss)	16.1	(1.0)
Total stockholders’ equity	38.4	54.2
Total liabilities and stockholders’ equity	$3,101.1	$3,015.2

(1)
Financial data for 2010 has been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. See Note 2 to the consolidated financial statements.

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Millions)

	Year Ended March 31, 2011	Year Ended March 31, 2010 (1)	Year Ended March 31, 2009 (1)
Net sales	$1,699.6	$1,510.0	$1,882.0
Cost of sales	1,102.8	994.4	1,290.1
Gross profit	596.8	515.6	591.9
Selling, general and administrative expenses	329.1	297.7	467.8
Intangible impairment charges	—	—	422.0
Restructuring and other similar costs	—	6.8	24.5
Amortization of intangible assets	48.6	49.7	48.9
Income (loss) from operations	219.1	161.4	(371.3)
Non-operating (expense) income:
Interest expense, net	(173.7)	(183.7)	(178.4)
Loss on the extinguishment of debt	(100.8)	—	—
Other income (expense), net	1.1	(16.4)	(0.9)
Loss before income taxes	(54.3)	(38.7)	(550.6)
Benefit for income taxes	(17.9)	(36.1)	(55.3)
Net loss	$(36.4)	$(2.6)	$(495.3)

(1)
Financial data for fiscal 2010 and 2009 has been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. See Note 2 to the consolidated financial statements.

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Millions)

	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2008 (1)	$0.1	$700.7	$43.1	$0.7	$744.6
Comprehensive income (loss):
Net loss	—	—	(495.3)	—	(495.3)
Foreign currency translation adjustments	—	—	—	(26.7)	(26.7)
Unrealized gain on interest rate derivatives, net of $1.5 income tax expense	—	—	—	2.4	2.4
Change in pension and other postretirement defined benefit plans, net of $0.8 income tax benefit	—	—	—	(5.8)	(5.8)
Total comprehensive loss					(525.4)
Stock-based compensation expense	—	6.9	—	—	6.9
Dividend payment to parent company	—	(45.0)	(25.0)	—	(70.0)
Impact of the adoption of the measurement date provisions of ASC 715, net of $0.8 income tax expense	—	—	1.3	—	1.3
Balance at March 31, 2009 (1)	0.1	662.6	(475.9)	(29.4)	157.4
Comprehensive income (loss):
Net loss	—	—	(2.6)	—	(2.6)
Foreign currency translation adjustments	—	—	—	14.7	14.7
Unrealized loss on interest rate derivatives, net of $0.3 income tax benefit	—	—	—	(0.5)	(0.5)
Change in pension and other postretirement defined benefit plans, net of $12.9 income tax expense	—	—	—	14.2	14.2
Total comprehensive income					25.8
Stock-based compensation expense	—	5.5	—	—	5.5
Dividend payment to parent company	—	(30.0)	—	—	(30.0)
Deemed distribution to parent company	—	(104.5)	—	—	(104.5)
Balance at March 31, 2010 (1)	0.1	533.6	(478.5)	(1.0)	54.2
Comprehensive income (loss):
Net loss	—	—	(36.4)	—	(36.4)
Foreign currency translation adjustments	—	—	—	8.5	8.5
Unrealized loss on interest rate derivatives, net of $0.5 income tax benefit	—	—	—	(0.8)	(0.8)
Change in pension and other postretirement defined benefit plans, net of $5.2 income tax expense	—	—	—	9.4	9.4
Total comprehensive loss					(19.3)
Stock-based compensation expense	—	5.6	—	—	5.6
Dividend payment to parent company	—	(2.4)	—	—	(2.4)
Tax benefit on option exercises, net of write-off of deferred tax asset	—	0.3	—	—	0.3
Balance at March 31, 2011	$0.1	$537.1	$(514.9)	$16.1	$38.4

(1)
Financial data for fiscal 2010 to 2008 have been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. See Note 2 to the consolidated financial statements.

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Millions)

	Year Ended March 31, 2011	Year Ended March 31, 2010 (1)	Year Ended March 31, 2009 (1)
Operating activities
Net loss	$(36.4)	$(2.6)	$(495.3)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	57.5	59.6	60.7
Amortization of intangible assets	48.6	49.7	48.9
Intangible impairment charges (see Note 8)	—	—	422.0
Amortization of deferred financing costs	7.7	11.1	10.2
Deferred income taxes	(30.3)	(30.2)	(67.7)
Loss on dispositions of property, plant and equipment	1.7	2.5	0.8
Equity in (earnings) loss of unconsolidated affiliates	(4.1)	(0.5)	0.5
Non-cash restructuring charges (see Note 4)	—	0.4	5.8
Actuarial loss on pension and postretirement benefit obligations	2.5	7.7	164.3
Other non-cash (credits) charges	(1.3)	1.1	(0.1)
Loss on debt extinguishment	100.8	—	—
Stock-based compensation expense	5.6	5.5	6.9
Changes in operating assets and liabilities:
Receivables	(30.4)	29.8	28.2
Inventories	(2.9)	57.7	38.4
Other assets	(3.5)	5.0	(9.3)
Accounts payable	43.0	(0.5)	(41.9)
Accruals and other	6.0	(39.3)	(16.3)
Cash provided by operating activities	164.5	157.0	156.1
Investing activities
Expenditures for property, plant and equipment	(37.6)	(22.0)	(39.1)
Proceeds from the surrender of life insurance policies	—	—	0.9
Proceeds from dispositions of property, plant and equipment	—	—	0.3
Proceeds from sales of unconsolidated affiliate	0.9	—	—
Acquisitions, net of cash acquired (see Note 3)	1.2	—	(16.6)
Cash used for investing activities	(35.5)	(22.0)	(54.5)
Financing activities
Proceeds from borrowings of long-term debt	1,145.0	0.5	—
Proceeds from borrowings of short-term debt	2.0	—	—
Proceeds from borrowings on revolving credit facility	—	—	82.7
Proceeds from borrowings on accounts receivable securitization facility	—	—	30.0
Repayments of long-term debt	(1,071.1)	(116.1)	(3.2)
Repayments of short-term debt	(2.8)	(2.8)	—
Payment of deferred financing fees	(14.6)	(4.9)	—
Payment of tender premium	(63.5)	—	—
Dividend payment to parent company	(2.4)	(30.0)	(70.0)
Excess tax benefit on exercise of stock options	0.5	—	—
Cash (used for) provided by financing activities	(6.9)	(153.3)	39.5
Effect of exchange rate changes on cash and cash equivalents	5.0	4.0	(5.5)
Increase (decrease) in cash and cash equivalents	127.1	(14.3)	135.6
Cash and cash equivalents at beginning of period	263.2	277.5	141.9
Cash and cash equivalents at end of period	$390.3	$263.2	$277.5

(1)
Financial data for fiscal 2010 and 2009 has been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. See Note 2 to the consolidated financial statements.

See notes to consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
1. Basis of Presentation and Description of Business
The accompanying consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the “Company”). These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.
The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the periods presented.
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

2. Significant Accounting Policies

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2011 presentation.
Pension and Other Postretirement Benefits - Change in Accounting

During the fourth quarter of fiscal 2011, the Company voluntarily changed its method of accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. Previously, the Company recognized actuarial gains and losses as a component of Stockholders' Equity on the consolidated balance sheet and amortized the actuarial gains and losses over participants' average remaining service period, or average remaining life expectancy, when all or almost all plan participants are inactive, as a component of net periodic benefit cost if the unrecognized gain or loss exceeded 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at the beginning of the year (the "corridor"). Under the new method, the net actuarial gains or losses in excess of the corridor will be recognized immediately in operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). Net periodic benefit costs recorded on a quarterly basis would continue to primarily be comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. While the historical method of recognizing actuarial gains and losses was considered acceptable, the Company believes this method is preferable as it accelerates the recognition of actuarial gains and losses outside of the corridor.

In accordance with ASC 250 Accounting Changes and Error Corrections ("ASC 250"), the voluntary accounting policy change has been reported through retrospective application of the new policy to all periods presented. The impacts of all adjustments made to the consolidated financial statements is summarized below:

Consolidated Statements of Operations

	Year Ended March 31, 2011
	Recognized Under Previous Method	Recognized Under New Method	Effect of Change
Cost of sales	$1,105.7	$1,102.8	$2.9
Selling, general and administrative expenses	331.7	329.1	2.6
Loss before income taxes	(59.8)	(54.3)	5.5
Benefit for income taxes	(20.1)	(17.9)	(2.2)
Net loss	(39.7)	(36.4)	3.3

	Year Ended March 31, 2010
	Previously Reported	As Adjusted	Effect of Change
Cost of sales	$998.0	$994.4	$3.6
Selling, general and administrative expenses	299.0	297.7	1.3
Loss before income taxes	(43.6)	(38.7)	4.9
Benefit for income taxes	(38.0)	(36.1)	(1.9)
Net loss	(5.6)	(2.6)	3.0

	Year Ended March 31, 2009
	Previously Reported	As Adjusted	Effect of Change
Cost of sales	$1,277.0	$1,290.1	$(13.1)
Selling, general and administrative expenses	316.6	467.8	(151.2)
Loss before income taxes	(386.3)	(550.6)	(164.3)
Provision (benefit) for income taxes	8.0	(55.3)	63.3
Net loss	(394.3)	(495.3)	(101.0)

Consolidated Statements of Shareholders' Equity

	Year Ended March 31, 2011
	Recognized Under Previous Method	Recognized Under New Method	Effect of Change
Retained deficit	$(419.5)	$(514.9)	$(95.4)
Accumulated other comprehensive loss	(79.3)	16.1	95.4

	Year Ended March 31, 2010
	Previously Reported	As Adjusted	Effect of Change
Retained deficit	$(379.8)	$(478.5)	$(98.7)
Accumulated other comprehensive loss	(99.7)	(1.0)	98.7

	Year Ended March 31, 2009
	Previously Reported	As Adjusted	Effect of Change
Retained deficit	$(374.2)	$(475.9)	$(101.7)
Accumulated other comprehensive loss	(131.1)	(29.4)	101.7

	April 1, 2008
	Previously Reported	As Adjusted	Effect of Change
Retained earnings	$43.8	$43.1	$(0.7)
Accumulated other comprehensive income	—	0.7	0.7

The effect of the accounting change is also reflected in the Company's consolidated statements of cash flows in "Net Loss" and relevant adjustments to reconcile net loss to net cash provided by operating activities.

Revenue Recognition
Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2011, 2010 and 2009 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no post-shipment obligations.
The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.
Share Based Payments
The Company accounts for share based payments in accordance with ASC 718 Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s stock option plans in Note 14.

Receivables
Receivables are stated net of allowances for doubtful accounts of $5.3 million at March 31, 2011 and $9.6 million at March 31, 2010. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Significant Customers
The Company’s largest customer accounted for 8.0%, 7.1%, and 7.7% of consolidated net sales for the years ended March 31, 2011, 2010 and 2009, respectively. Receivables related to this industrial distributor at March 31, 2011 and 2010 were $11.5 million and $10.8 million, respectively.
Inventories
Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 70% of the Company’s total inventories as of March 31, 2011 and 2010 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
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
Deferred Financing Costs
Other assets at March 31, 2011 and March 31, 2010, include deferred financing costs of $27.5 million and $46.1 million, respectively, net of accumulated amortization of $18.9 million and $36.7 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt. During the first quarter of fiscal 2011, the Company finalized the results of the cash tender offers and consent solicitations launched on April 7, 2010. In connection with the cash tender offers and solicitation the Company had a non-cash write-off of $25.4 million of unamortized deferred financing costs. Additionally, the Company capitalized $14.6 million of deferred financing costs related to the issuance of $1,145.0 million aggregate principal amount of 8.50% senior notes due 2018 (the “8.50% Notes”). See Note 10 for additional information regarding the cash tender offers and consent solicitations.

Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2009
Balance at beginning of period	$10.7	$7.2	$6.8
Acquired obligations	—	0.1	—
Charged to operations	5.6	8.1	7.3
Claims settled	(7.7)	(4.7)	(6.9)
Balance at end of period	$8.6	$10.7	$7.2

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
See Note 16 for more information on income taxes.
Accumulated Other Comprehensive Income (Loss)
At March 31, 2011, accumulated other comprehensive income consisted of $14.9 million of foreign currency translation gains, $4.8 million of unrealized losses on derivative contracts, net of tax and $6.0 million of unrecognized actuarial gains and unrecognized prior services costs, net of tax. At March 31, 2010, accumulated other comprehensive loss consisted of $6.4 million of foreign currency translation gains, $4.0 million of unrealized losses on derivative contracts, net of tax and $3.4 million of unrecognized actuarial losses and unrecognized prior services costs, net of tax.

Derivative Financial Instruments
The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward contracts and interest rate swap contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes.
The Company accounts for derivative instruments based on ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). ASC 815 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See more information as it relates to applying fair value to derivative instruments at Note 12. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. If the derivative instrument is designated and qualifies as an effective hedging instrument under ASC 815, the changes in the fair value of the effective portion of the instrument are recognized in accumulated other comprehensive income (loss) whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating income (expense). See Note 11 for further information regarding the classification and accounting for the Company’s derivative financial instruments.
Financial Instrument Counterparties
The Company is exposed to credit losses in the event of non-performance by counterparties to its financial instruments. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments, foreign currency contracts and its interest rate swap agreements with various high-quality financial institutions. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit-worthiness of each of its counterparties.
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and (losses) are included in other non-operating income (expense) in the consolidated statements of operations and totaled $1.5 million, $(4.3) million and $2.4 million for the years ended March 31, 2011, 2010 and 2009, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $8.2 million, $6.8 million, and $10.4 million for the years ended March 31, 2011, 2010 and 2009, respectively.
Research, Development and Engineering Costs
Research and development costs are charged to selling, general and administrative expenses as incurred for the years ended March 31, 2011, 2010, and 2009 as follows (in millions):

	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2009
Research and development costs	$11.5	$10.8	$8.4
Engineering costs	22.2	20.1	23.4
Total	$33.7	$30.9	$31.8

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

3. Acquisitions
The Mecanica Falk Acquisition
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
Due to the pre-existing 49% ownership interest in Mecánica Falk, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, the Company recognized a gain of $3.4 million in connection with this transaction to record its 49% ownership interest in Mecánica Falk at fair value on the acquisition date the fair value was determined using a combination of the income approach and market approach. In completing this valuation, management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses. The transaction was consummated through a redemption of the existing shareholders' shares in exchange for a $6.1 million seller-financed note, which will be repaid in ratable installments over the next several quarters. Excluding the seller-financed note, the Company acquired net assets of $12.1 million, including $8.0 million of intangible assets (comprised of $4.4 million of customer relationships and $3.6 million of goodwill) and $1.2 million of cash. Certain information about Mecánica Falk is not presented (e.g. pro forma financial information and allocation of purchase price) as the disclosure of such information is not material to the Company's results of operations and financial position.
The Fontaine Acquisition
On February 27, 2009, the Company acquired the stock of Fontaine-Alliance Inc. and affiliates (“Fontaine”) for a total purchase price of $24.2 million, net of $0.6 million of cash acquired. Of the total purchase price of $24.2 million, the Company paid $16.6 million in cash and assumed $7.6 million of debt. The purchase price was financed through borrowings on the Company’s accounts receivable securitization facility. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. In accordance with the applicable authoritative guidance at the date of this transaction, the Company subsequently adjusted its goodwill and customer relationships in fiscal 2010 as well as pre-acquisition tax positions and certain miscellaneous balances related to this transaction. As a result of this transaction, the Company acquired $4.7 million of intangible assets consisting of $3.8 million of trademarks, $0.8 million of customer relationships and $0.1 of non-compete intangibles. The acquired customer relationships and non-compete intangibles are being amortized over their estimated useful lives of 3 years and 2 years, respectively. The acquired trademarks have an indefinite life and are not being amortized but are tested annually for impairment. Goodwill is not deductible for income tax purposes. The Company’s results of operations include Fontaine subsequent to February 28, 2009. Certain information about Fontaine is not presented (e.g. pro forma financial information and allocation of purchase price) as the disclosure of such information is not material to the Company's results of operations and financial position.

4. Restructuring and Other Similar Costs
Beginning with the quarter ended December 27, 2008, the Company executed certain restructuring actions to reduce operating costs and improve profitability. The restructuring actions primarily resulted in workforce reductions, inventory impairments, and lease termination and other facility rationalization costs. As the restructuring actions were substantially completed during fiscal 2010, the Company did not record any restructuring charges during the year ended March 31, 2011. The following table summarizes the restructuring costs incurred during the years ended March 31, 2010 and 2009 and the total restructuring costs incurred since such actions began (i.e., the period from September 28, 2008 to March 31, 2010) by reportable segment (in millions):

	Year Ended March 31, 2010
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$3.7	$0.5	$—	$4.2
Fixed asset impairments	—	—	—	—
Inventory impairments	0.4	—	—	0.4
Lease termination and other costs	2.2	—	—	2.2
Total restructuring and other similar costs	$6.3	$0.5	$—	$6.8

	Year Ended March 31, 2009
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$16.0	$2.0	$0.2	$18.2
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	—	2.5	—	2.5
Lease termination and other costs	0.5	0.1	—	0.6
Total restructuring and other similar costs	$16.5	$7.8	$0.2	$24.5

	Period from September 28, 2008 to March 31, 2010
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$19.7	$2.5	$0.2	$22.4
Fixed asset impairments	—	3.2	—	3.2
Inventory impairments	0.4	2.5	—	2.9
Lease termination and other costs	2.7	0.1	—	2.8
Total restructuring and other similar costs	$22.8	$8.3	$0.2	$31.3

The following table summarizes the activity in the Company’s restructuring reserve for the fiscal years ended March 31, 2011 and 2010 (in millions):

	Severance Costs	Fixed Asset Impairments	Lease Termination and Other Costs	Inventory Impairments	Total
Restructuring reserve, March 31, 2009	$12.6	$—	$0.6	$—	$13.2
Charges	4.2	—	2.2	0.4	6.8
Cash payments	(15.7)	—	(0.8)	—	(16.5)
Non-cash asset impairments	—	—	—	(0.4)	(0.4)
Currency translation adjustment	0.2	—	—	—	0.2
Restructuring reserve, March 31, 2010	$1.3	$—	$2.0	$—	$3.3
Cash payments	$(1.2)	$—	$(1.1)	$—	$(2.3)
Currency translation adjustment	(0.1)	—	—	—	(0.1)
Restructuring reserve, March 31, 2011	$—	$—	$0.9	$—	$0.9
 ______________________

(1)	The restructuring reserve is included in other current liabilities on the consolidated balance sheets.

5. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)
The U.S. government has seven anti-dumping duty orders in effect against certain foreign producers of ball bearings exported from six countries, tapered roller bearings from China and spherical plain bearings from France. The foreign producers of the ball bearing orders are located in France, Germany, Italy, Japan, Singapore and the United Kingdom. The Company is a producer of ball bearing products in the United States. The CDSOA provides for distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases to qualifying producers, on a pro rata basis, where the domestic producers have continued to invest their technology, equipment and people in products that were the subject of the anti-dumping orders. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received $0.7 million, $0.8 million, and $1.8 million, its pro rata share of the total CDSOA distribution, during the years ended March 31, 2011, 2010 and 2009, respectively, which is included in other non-operating expense, net on the consolidated statement of operations.
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

6. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31,
	2011	2010
Finished goods	$184.1	$171.7
Work in process	53.7	51.1
Raw materials	30.8	30.9
Inventories at FIFO cost	268.6	253.7
Adjustment to state inventories at LIFO cost	15.2	20.1
	$283.8	$273.8

7. Property, Plant and Equipment
Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2011	2010
Land	$37.5	$36.7
Buildings and improvements	163.4	160.0
Machinery and equipment	315.7	303.1
Hardware and software	42.8	38.1
Construction in-progress	21.0	8.7
	580.4	546.6
Less accumulated depreciation	(222.0)	(170.4)
	$358.4	$376.2

8. Goodwill and Intangible Assets
The Company conducted its annual testing of indefinite lived intangible assets and goodwill during the third quarters of each of fiscal 2011 and 2010 in accordance with ASC 350, Intangibles – Goodwill and Other ("ASC 350"). Pursuant to the guidance, an impairment loss is recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of the Company's reporting units was dependent on several significant assumptions, including its weighted average cost of capital (discount rate) and future earnings and cash flow projections.

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
The Company commenced its testing of identifiable intangible assets and goodwill during fiscal 2009 by first testing its amortizable intangible assets (customer relationships and patents) for impairment under the provisions of ASC 360. Under ASC 360, an impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset. Upon the completion of its impairment testing surrounding amortizable intangible assets, the Company recorded a pre-tax impairment charge of $14.3 million related to its existing patents during fiscal 2009. The reduction in patents of $14.3 million represented approximately 35.1% of the total patent balance.
The Company then tested its indefinite lived intangible assets (trademarks and tradenames) for impairment during fiscal 2009 in accordance with ASC 350. This test consisted of comparing the fair value of the Company’s trade names to their carrying values. As a result of this test, the Company recorded a pre-tax impairment charge of $88.4 million related to the Company’s trademarks and tradenames during fiscal 2009. The reduction in trademarks and tradenames of $88.4 million represented approximately 23.5% of the total trademarks and tradenames balance.
Lastly, the Company tested its goodwill for impairment under the provisions of ASC 350. Under ASC 350, the goodwill impairment measurement consists of two steps. In the first step, the fair value of each reporting unit is compared to its carrying value to identify reporting units that may be impaired. The Company’s analysis of the fair value of its reporting units incorporated a discounted cash flow methodology based on future business projections. Based on this evaluation, it was determined that the fair value of the Company’s Process & Motion Control and Zurn reporting units (within the Company’s Process & Motion Control and Water Management operating segments, respectively) were less than their carrying values.

The second step of the goodwill impairment test consists of determining the implied fair value of each impaired reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting units at fair value as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the implied fair value of the reporting units’ goodwill over the carrying value of the goodwill. Based upon the results of its two step analysis, the Company recognized a pre-tax goodwill impairment charge of $319.3 million during fiscal 2009. The reduction in goodwill of $319.3 million represented approximately 24.0% of the total goodwill balance.
The changes in the net carrying amount of goodwill and identifiable intangible assets for the years ended March 31, 2011 and 2010, by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2009	$852.3	$191.9	$197.0	$10.3	$—	$399.2
Amortization	—	(1.2)	(27.0)	(1.7)	—	(29.9)
Net carrying amount as of March 31, 2010	$852.3	$190.7	$170.0	$8.6	$—	$369.3
Amortization	$—	$—	$(27.2)	$(1.5)	$—	$(28.7)
Acquisitions	3.6	—	4.4	—	—	4.4
Net carrying amount as of March 31, 2011	$855.9	$190.7	$147.2	$7.1	$—	$345.0
Water Management
Net carrying amount as of March 31, 2009	$158.6	$100.7	$222.3	$14.1	$0.1	$337.2
Amortization	—	—	(17.8)	(2.0)	—	(19.8)
Adjustment to initial purchase price allocation (1)	0.2	—	0.6	—	—	0.6
Currency translation adjustment	1.1	0.8	0.1	0.3	—	1.2
Net carrying amount as of March 31, 2010	$159.9	$101.5	$205.2	$12.4	$0.1	$319.2
Amortization	$—	$—	$(17.9)	$(2.0)	$—	$(19.9)
Currency translation adjustment	0.4	0.2	0.2	—	—	0.4
Net carrying amount as of March 31, 2011	$160.3	$101.7	$187.5	$10.4	$0.1	$299.7
Consolidated
Net carrying amount as of March 31, 2009	$1,010.9	$292.6	$419.3	$24.4	$0.1	$736.4
Amortization	—	(1.2)	(44.8)	(3.7)	—	(49.7)
Adjustment to initial purchase price allocation	0.2	—	0.6	—	—	0.6
Currency translation adjustment	1.1	0.8	0.1	0.3	—	1.2
Net carrying amount as of March 31, 2010	$1,012.2	$292.2	$375.2	$21.0	$0.1	$688.5
Amortization	$—	$—	$(45.1)	$(3.5)	$—	$(48.6)
Acquisitions	3.6	—	4.4	—	—	4.4
Currency translation adjustment	0.4	0.2	0.2	—	—	0.4
Net carrying amount as of March 31, 2011	$1,016.2	$292.4	$334.7	$17.5	$0.1	$644.7

(1)	Represents adjustments to the Company’s initial purchase price allocation related to the Fontaine Acquisition in fiscal 2009.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2011 and March 31, 2010 are as follows (in millions):

		March 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(18.8)	$17.5
Customer relationships (including distribution network)	12 Years	534.1	(199.4)	334.7
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.4	—	292.4
		$862.9	$(218.2)	$644.7
		March 31, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(15.3)	$21.0
Customer relationships (including distribution network)	12 Years	529.5	(154.3)	375.2
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.2	—	292.2
		$858.1	$(169.6)	$688.5
Intangible asset amortization expense totaled $48.6 million, $49.7 million, and $48.9 million for the years ended March 31, 2011, 2010 and 2009, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $47.9 million in fiscal year 2012, and $47.5 million in fiscal year 2013, 2014, 2015, and 2016, respectively.

9. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31,
	2011	2010
Taxes, other than income taxes	$6.3	$4.6
Sales rebates	16.1	12.0
Restructuring obligations (1)	0.9	3.3
Customer advances	11.4	12.4
Product warranty (2)	8.6	10.7
Commissions	6.4	6.6
Risk management reserves (3)	13.0	8.6
Deferred income taxes	3.1	2.1
Other	19.6	20.0
	$85.4	$80.3
 ______________________

(1)	See more information related to the restructuring obligations balance within Note 4.

(2)	See more information related to the product warranty obligations balance within Note 2.

(3)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.

10. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31,
	2011	2010
8.50% Senior notes due 2018	$1,145.0	$—
Term loans	761.5	763.5
11.75% Senior subordinated notes due 2016	300.0	300.0
8.875% Senior notes due 2016	2.0	79.0
10.125% Senior subordinated notes due 2012	0.3	0.3
9.50% Senior notes due 2014 (1)	—	979.2
Other	12.1	7.2
Total	2,220.9	2,129.2
Less current portion	11.0	5.3
Long-term debt	$2,209.9	$2,123.9
______________________

(1)	Includes a net unamortized bond issue discount of $12.1 million at March 31, 2010.
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
As of March 31, 2011, the Company's outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $191.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at March 31, 2011 was 3.67%.
Borrowings under the Company's $150.0 million revolving credit facility accrue interest, at the Company's option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $28.3 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2011 and March 31, 2010, respectively.
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
As of March 31, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $4.5 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

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

The Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect certain indebtedness (including the senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company's senior secured credit facilities limit the Company's maximum senior secured bank leverage ratio to 4.25 to 1.00. As of March 31, 2011, the senior secured bank leverage ratio was 1.16x to 1.00.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At March 31, 2011, the Company had outstanding $1,145.0 million in aggregate principal 8.50% Notes due 2018 (the "8.50% Notes") and $300.0 million in aggregate principal 11.75% Senior Subordinated Notes due 2016 (the “11.75% Notes”). The Company also had outstanding $2.3 million in aggregate principal under other notes, consisting of the 8.875% senior notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.
The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1 and will mature on May 1, 2018. The 11.75% Notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.
The indenture governing the 8.50% Notes permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at the Company's option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. In the case of the 11.75% Notes, the indenture permits optional redemption on or after August 1, 2011 at the redemption prices set forth in the indenture plus accrued and unpaid interest. In addition, the indenture provides that, prior to August 1, 2011, the outstanding 11.75% Notes may be redeemed at our option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. The Company must provide specified prior notice for redemption of the notes in accordance with the indentures.
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

The indentures governing the senior notes and senior subordinated notes permit optional redemption of the notes on certain terms and at certain prices, as described above.

April 2009 Exchange Offer

On April 29, 2009, the Company and its indirect parent, Rexnord Holdings, finalized a debt exchange offer to exchange (a) 9.50% Senior Notes due 2014 (the “2009 9.50% Notes”) for any and all of the Company's 8.875% Notes, (b) 2009 9.50% Notes for any and all of Rexnord Holdings' PIK Toggle Senior Notes due 2013 (the “Old Holdco Notes” and, together with the 8.875% Notes, the “Old Notes”), and (c) 2009 9.50% Notes for any and all of the senior unsecured term loans (the “Holdco Loans”) outstanding under the credit agreement, dated as of March 2, 2007, among Rexnord Holdings, Credit Suisse, as Administrative Agent, Banc of America Bridge LLC, as syndication agent, and the lenders from time to time party thereto.
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

The Company accounted for the April 2009 debt exchange transaction pursuant to ASC 470-50 Debt Modifications and Extinguishments (“ASC 470-50”). Pursuant to this guidance, the exchange of the Company's 8.875% Notes did not constitute a significant modification of debt (that is, the change in the present value of expected cash flows under the terms of the modified debt as compared to the present value of expected cash flows under the original debt was less than 10%). Therefore, the carrying value of the $71.0 million in 8.875% Notes tendered was carried-forward as the net carrying value of the 2009 9.50% Notes, inclusive of a $5.5 million original issue premium. The premium is a result of the difference between the $71.0 million carrying value of the 8.875% notes and the $65.5 million of corresponding face value of the 2009 9.50% Notes issued with respect to this component of the exchange. This premium is required to be amortized as a reduction to interest expense (via the effective interest method) over the expected life of the 2009 9.50% Notes in conformity with the standard.

April 2010 Cash Tender Offers and $1,145.0 Million Note Offering
On May 5, 2010, the Company finalized the results of the cash tender offers and consent solicitations with respect to any and all of its outstanding 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes. Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remained outstanding.
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

On April 28, 2010, the Company issued the 8.50% Notes in a private offering. The proceeds from the offering were used to fund (including transaction costs) the Company's cash tender offers discussed above. The 8.50% Notes will mature on May 1, 2018, pursuant to an indenture, dated as of April 28, 2010, by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee. The Company pays interest on the 8.50% Notes at 8.50% per annum, semiannually on May 1 and November 1 of each year, commencing on November 1, 2010.

The Company accounted for the cash tender offers and the issuance of the 8.50% Notes in accordance with ASC 470-50. Pursuant to this guidance, the cash tender offers were accounted for as an extinguishment of debt. In connection with the offering, the Company incurred an increase in long-term debt of approximately $89.5 million. The Company recognized a $100.8 million loss on the debt extinguishment in the fiscal quarter ended July 3, 2010, which was comprised of a bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, the Company capitalized approximately $14.6 million of third party transaction costs, which are being amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

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

September 2010 Redemption of Notes
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

Parent and Subsidiary Debt
In addition, the Company's indirect parent, Rexnord Holdings, has unsecured indebtedness (PIK toggle senior indebtedness) at the parent company level (which is not included in the financial position of the Company) for which it relies heavily on the Company for the purpose of servicing its indebtedness. In the event Rexnord Holdings is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. The governing instruments for the Rexnord Holdings' indebtedness contain customary affirmative and negative covenants that may result in restrictions to Rexnord Holdings. Though the restrictions on these obligations are not directly imposed on the Company, a default under the Rexnord Holdings debt obligations could result in a change of control and/or event of default under the Company's other debt instruments and lead to an acceleration of all outstanding loans under the Company's senior secured credit facilities and other debt. On May 6, 2011, the Company paid a $100.0 million dividend, substantially all of which is expected to be used to retire outstanding Rexnord Holdings' PIK Toggle Senior Indebtedness due 2013. The instruments governing Rexnord Holdings' PIK Toggle Senior Indebtedness due 2013, including the covenants and restrictions above, will be extinguished upon the full redemption of the PIK Toggle Senior Indebtedness due 2013, which is expected to be completed in the first quarter of fiscal 2012.
At March 31, 2011 and March 31, 2010, various wholly-owned subsidiaries had additional debt of $12.1 million and $7.2 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.
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
At March 31, 2011, the Company's available borrowing capacity under the AR Securitization Program was $97.9 million. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of March 31, 2011, Rexnord Funding LLC was in compliance with all applicable covenants and performance ratios.

Future Debt Maturities
Future maturities of debt are as follows (in millions):

Year ending March 31:
2012	$11.0
2013	3.9
2014	757.8
2015	0.5
2016	—
Thereafter	1,447.7
$2,220.9

Cash interest paid for the years ended March 31, 2011, 2010 and 2009 was $143.6 million, $161.8 million, and $169.2 million, respectively.

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
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur during the fiscal year. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars ("CAD") for United States dollars ("USD"). The forward contracts in place as of March 31, 2011 expire between April and September of 2011 and have notional amounts of $9.0 million CAD ($9.1 million USD) and contract rates of approximately $0.99CAD:$1USD. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amounts recorded on the consolidated balance sheets and recognized within the consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
Interest Rate Collar and Swaps
Effective October 20, 2009, the Company entered into three interest rate swaps to hedge the variability in future cash flows associated with the Company’s variable rate term loans. All three interest rate swaps mature on July 20, 2012. The three swaps convert an aggregate of $370.0 million of the Company’s variable-rate term loans to fixed interest rates ranging from 2.08% to 2.39% plus the applicable margin. The Company previously entered into an interest rate collar and an interest rate swap, effective October 20, 2006, to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provided an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converted $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap matured on October 20, 2009. All interest rate derivatives have been accounted for as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives are recorded on the Company’s consolidated balance sheet with the corresponding offset recorded as a component of accumulated other comprehensive income (loss), net of tax. See the amounts recorded on the consolidated balance sheets and recognized within the consolidated statements of operations related to the Company’s interest rate collar and swaps within the tables below.
The Company’s derivatives are measured at fair value in accordance with ASC 820. See Note 12 for more information as it relates to the fair value measurement of the Company’s derivative financial instruments.

The following tables indicate the location and the fair value of the Company’s derivative instruments within the consolidated balance sheets segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Fair value of derivatives designated as hedging instruments under ASC 815:

	Liability Derivatives
	March 31, 2011	March 31, 2010	Balance Sheet Classification
Interest rate swaps	$8.0	$6.6	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815:

	Asset Derivatives
	March 31, 2011	March 31, 2010	Balance Sheet Classification
Foreign currency forward contracts	$—	$0.1	Other current assets

	Liability Derivatives
	March 31, 2011	March 31, 2010	Balance Sheet Classification
Foreign currency forward contracts	$0.2	$—	Other current liabilities

The following table indicates the location and the amount of gains and (losses) associated with the Company’s derivative instruments, net of tax, within the consolidated balance sheet (for qualifying ASC 815 instruments) and recognized within the consolidated statement of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Derivatives instruments designated as cash flow hedging relationships under ASC 815-20	Amount of gain or (loss) recognized in accumulated OCI on derivative		Classification of gain or (loss) reclassified from accumulated OCI into Income	Amount of gain or (loss) reclassified from accumulated OCI into Income
				Year Ended
	2011	2010		2011	2010
Interest rate contracts	$(4.8)	$(4.0)	Interest expense, net	$(7.5)	$(9.5)

Derivatives instruments not designated as cash flow hedging relationships under ASC 815-20	Location of gain or (loss) recognized in income on derivative	Amount recognized in other income (expense), net
		Year Ended
		2011	2010
Foreign exchange forward contracts	Other income (expense), net	$(0.1)	$1.3

The Company currently expects to reclassify the current gross balance of $6.0 million within accumulated other comprehensive income into earnings (as interest expense) related to its interest rate derivatives throughout the period from April 1, 2011 to March 31, 2012.

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
The Company’s fair value measurements which were impacted by ASC 820 as of March 31, 2011 include:
Interest Rate Swaps
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

The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2011 and 2010 (in millions):

	Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange currency contracts	$—	$0.2	$—	$0.2
Interest rate swaps	—	8.0	—	8.0
Total liabilities at fair value	$—	$8.2	$—	$8.2

	Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1
Liabilities:
Interest rate swaps	$—	$6.6	$—	$6.6
Total liabilities at fair value	$—	$6.6	$—	$6.6

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2011 and March 31, 2010 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the consolidated balance sheets as of March 31, 2011 and March 31, 2010 was approximately $2,220.9 million and $2,129.2 million, respectively, whereas the fair value of long-term debt as of March 31, 2011 and March 31, 2010 was approximately $2,334.0 million and $2,151.3 million, respectively. The fair value is based on quoted market prices for the same issues.

13. Leases
The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2017. Rent expense totaled $11.4 million, $12.2 million, and $14.7 million for the years ended March 31, 2011, 2010, and 2009, respectively.
Future minimum rental payments for operating leases with initial terms in excess of one year are as follows (in millions):

Year ending March 31:
2012	$15.1
2013	10.2
2014	7.8
2015	5.1
2016	3.7
Thereafter	8.5
$50.4

14. Stock Options
ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under the prior authoritative literature, the Company adopted ASC 718 using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the Apollo Management L.P. (“Apollo”) transaction in July 2006, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of March 31, 2011, 377,623 of these rollover stock options remained outstanding.

In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). All option grants in fiscal 2011, 2010 and 2009 were granted with an exercise price of $37.00, $20.00, and $40.00 per share, respectively, which was the fair value of Rexnord Holdings’ common shares on the date of grant. Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining 50% of the options are eligible to vest based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and net debt repayment targets for fiscal years 2007 through 2015. As of March 31, 2011, performance targets for the year ended March 31, 2011 have been achieved and the vesting for the achievement of the fiscal 2011 performance targets was approved by the Compensation Committee of Rexnord Holdings as of May 3, 2011.
The fair value of each option granted under the Option Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions:

	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2009
Expected option term (in years)	7.5	7.5	7.5
Expected volatility factor	39%	36%	28%
Weighted-average risk free interest rate	2.28%	3.23%	3.76%
Expected dividend rate	0.0%	0.0%	0.0%

Options granted under the Option Plan as well as the fully vested rollover options have a term of ten years. Management’s estimate of the option term for options granted under the Option Plan is 7.5 years based on the midpoint between when the options vest and when they expire. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Option Plan during fiscal 2011, 2010 and 2009 was $16.80, $9.01, and $16.01, respectively. During fiscal 2011, 2010 and 2009, the Company recorded $5.6 million, $5.5 million and $6.9 million of stock-based compensation, respectively (the related tax benefit on these amounts was $2.2 million for fiscal 2011, $2.1 million for fiscal 2010, and $2.6 million for fiscal 2009).

Other information relative to stock options and the changes period over period are as follows:

	Year Ended March 31, 2011			Year Ended March 31, 2010			Year Ended March 31, 2009
	Shares		Weighted Avg. Exercise Price	Shares		Weighted Avg. Exercise Price	Shares		Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	2,498,666		$18.25	2,721,505		$17.69	2,795,887		$17.47
Granted	215,000		37.00	582,593		20.00	44,900		40.00
Exercised	(101,944)		17.96	(75,323)		14.83	(1,806)		19.94
Canceled/Forfeited	(41,209)		25.33	(730,109)		17.91	(117,476)		20.86
Outstanding at end of period	2,570,513	(1)(2)	$19.73	2,498,666	(1)(4)	$18.25	2,721,505	(1)	$17.69
Exercisable at end of period	1,491,063	(3)	$16.90	1,203,373	(5)	$15.88	1,198,115		$14.17

	Shares	Weighted Average Grant Date Fair Value
Non-vested options at March 31, 2010	1,295,293	$12.40
Granted	215,000	16.80
Vested	(402,133)	13.90
Canceled/Forfeited	(28,710)	13.34
Non-vested options at March 31, 2011	1,079,450	$12.69
As of March 31, 2011, there was $7.6 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

1)	Includes 377,623, 393,413, and 539,242 of rollover options for the years ended March 31, 2011, 2010, and 2009, respectively.

2)	The weighted average remaining contractual life of options outstanding at March 31, 2011 is 6.6 years.

3)	The weighted average remaining contractual life of options exercisable at March 31, 2011 is 5.8 years.

4)	The weighted average remaining contractual life of options outstanding at March 31, 2010 is 7.3 years.

5)	The weighted average remaining contractual life of options exercisable at March 31, 2010 is 6.6 years.

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

As of March 31, 2009, the Company was required to adopt the provisions of ASC 715 Compensation-Retirement Benefits ("ASC 715") which requires companies to measure the funded status of plans as of the date of the Company's fiscal year end. The Company previously used a December 31 measurement date for its defined benefit pension and other post-retirement plans and elected to transition to a fiscal year-end measurement date utilizing the second alternative prescribed by ASC 715. Accordingly, as of April 1, 2008, the Company recognized adjustments to its retained earnings, net of income tax effect, and pension and other post-retirement plan assets and liabilities. The impact of the adoption was an increase in total liabilities of $1.3 million, an increase in total assets of $3.5 million, an increase in deferred tax liabilities of $0.9 million and an increase in retained earnings, net of tax, of $1.3 million.

During the fourth quarter of fiscal 2011, the Company voluntarily changed its method of accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. Previously, the Company recognized actuarial gains and losses as a component of Stockholders' Equity on the consolidated balance sheet and amortized the actuarial gains and losses over participants' average remaining service period, or average remaining life expectancy, when all or almost all plan participants are inactive, as a component of net periodic benefit cost if the unrecognized gain or loss exceeded 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at the beginning of the year (the "corridor"). Under the new method, the net actuarial gains or losses in excess of the corridor will be recognized immediately in operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). Net periodic benefit costs recorded on a quarterly basis would continue to primarily be comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. While the historical method of recognizing actuarial gains and losses was considered acceptable, the Company believes this method is preferable as it accelerates the recognition of actuarial gains and losses outside of the corridor. See Note 2 for additional information.
The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2009
Pension Benefits:
Service cost	$2.0	$2.9	$4.4
Interest cost	33.3	34.8	34.2
Expected return on plan assets	(36.3)	(31.3)	(49.9)
Amortization of prior service credits	0.3	0.3	0.3
Recognition of actuarial (gains) losses	(0.2)	0.3	166.1
Net periodic benefit cost (income)	$(0.9)	$7.0	$155.1
Other Postretirement Benefits:
Service cost	$0.1	$0.1	$0.4
Interest cost	2.0	2.1	2.2
Amortization of prior service cost	(2.0)	(2.0)	(1.0)
Recognition of actuarial losses (gains)	2.7	7.4	(1.8)
Net periodic benefit cost (income)	$2.8	$7.6	$(0.2)

The Company made contributions to its U.S. qualified pension plan trusts of $11.7 million, $4.0 million, and $2.4 million during the years ended March 31, 2011, 2010 and 2009, respectively.

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2011	Year Ended March 31, 2010
Benefit obligation at beginning of period	$(587.7)	$(531.8)	$(34.1)	$(27.0)
Service cost	(2.0)	(2.9)	(0.1)	(0.1)
Interest cost	(33.3)	(34.8)	(2.0)	(2.1)
Actuarial gains (losses)	(9.7)	(53.7)	(3.6)	(9.0)
Plan amendments	—	—	(0.2)	—
Benefits paid	36.0	36.7	4.8	5.1
Plan participant contributions	(0.3)	(0.4)	(1.2)	(1.0)
Acquisitions	(1.0)	—	—	—
Translation adjustment	(3.4)	(0.8)	—	—
Benefit obligation at end of period	$(601.4)	$(587.7)	$(36.4)	$(34.1)
Plan assets at the beginning of the period	$478.2	$394.7	$—	$—
Actual return on plan assets	63.5	111.1	—	—
Contributions	15.8	8.0	4.8	5.1
Benefits paid	(36.0)	(36.7)	(4.8)	(5.1)
Acquisitions	0.4	—	—	—
Translation adjustment	1.2	1.1	—	—
Plan assets at end of period	$523.1	$478.2	$—	$—
Funded status of plans	$(78.3)	$(109.5)	$(36.4)	$(34.1)
Net amount on Consolidated Balance Sheet consists of:
Long-term assets	$4.6	$—	$—	$—
Current liabilities	(2.5)	(2.7)	(3.6)	(3.4)
Long-term liabilities	(80.4)	(106.8)	(32.8)	(30.7)
Total net funded status	$(78.3)	$(109.5)	$(36.4)	$(34.1)
As of March 31, 2011, the Company had pension plans with a combined projected benefit obligation of $601.4 million compared to plan assets of $523.1 million, resulting in an under-funded status of $78.3 million compared to a under-funded status of $109.5 million at March 31, 2010. The Company’s funded status has improved year-over-year primarily as a result of the market recoveries in fiscal 2011. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension cost which could negatively affect the Company’s consolidated results of operations in future periods.

Amounts included in accumulated other comprehensive (income) loss, net of tax, at March 31, 2011 consist of the following (in millions):

	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$2.3	$(15.1)	$(12.8)
Unrecognized actuarial loss	0.4	1.6	2.0
Accumulated other comprehensive loss (income), gross	2.7	(13.5)	(10.8)
Deferred income tax provision (benefit)	(1.0)	5.8	4.8
Accumulated other comprehensive loss (income), net	$1.7	$(7.7)	$(6.0)

The estimated prior service cost (credit) that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost over the next fiscal year, net of tax, are $0.2 million and $(1.2) million for pension and other postretirement benefits, respectively.

The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2011	March 31, 2010	March 31, 2009	March 31, 2011	March 31, 2010	March 31, 2009
Benefit Obligations:
Discount rate	5.75%	5.93%	6.90%	5.40%	6.00%	7.00%
Rate of compensation increase	3.40%	3.40%	3.41%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	5.93%	6.90%	5.87%	6.00%	7.00%	6.00%
Rate of compensation increase	3.40%	3.41%	3.39%	n/a	n/a	n/a
Expected return on plan assets	7.94%	7.96%	7.94%	n/a	n/a	n/a

In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.

The following table presents the Company’s target investment allocations for the year ended March 31, 2011 and actual investment allocations at March 31, 2011 and 2010.

	Plan Assets
	2011			2010
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	35 - 85%	65%	67%	73%
Debt securities (including cash and cash equivalents)	20 - 40%	25%	30%	25%
Other	0 - 10%	10%	3%	2%

(1)	The investment policy allocation represents the allowable allocations for the Company’s principal U.S. pension plans.

(2)	The target allocations represent the weighted average target allocations for the Company’s principal U.S. pension plans.

Allocations between equity and fixed income securities are generally maintained within a 10% tolerance of the target allocation established by the investment committee. As of March 31, 2011, the Company’s current allocations were within 10% of the target allocations. The Company’s defined benefit pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize investment returns consistent with levels of investment risk that are prudent and reasonable. All assets are managed externally according to guidelines established individually with investment managers and the Company’s investment consultant. The manager guidelines prohibit the use of any type of investment derivative without the prior approval of the investment committee. Portfolio risk is controlled by having managers comply with their established guidelines, including establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The portfolio included holdings of domestic, international, and private equities, global high quality and high yield fixed income, and short-term interest bearing deposits. No equity securities of the Company are held in the portfolio.
The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2011 and 2010, by asset category were as follows (in millions). For information on the fair value hierarchy and the inputs used to measure fair value, see Note 12 Fair Value Measurements.

	As of March 31, 2011
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5	$6	$—	11
Mutual and commingled funds (1)	—	460	—	460
Alternative investments (2)	—	—	44	44
Insurance contracts	—	—	8	8
Total	$5	$466	$52	$523

	As of March 31, 2010
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$5	$—	6
Mutual and commingled funds (1)	—	420	—	420
Alternative investments (2)	—	—	46	46
Insurance contracts	—	—	6	6
Total	$1	$425	$52	478

(1)
The Company’s mutual and commingled funds primarily include investments in common stock, U.S. government securities, and corporate bonds. The commingled funds also include an insignificant portion of investments in asset-backed securities or partnerships. Mutual and commingled funds are valued using quoted market prices of the underlying investments.

(2)
The Company’s alternative investments include venture capital and partnership investments. Alternative investments are valued using the net assets value, which reflects the plan’s share of the fair value of the investments.

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2011 and 2010 (in millions):

	As of March 31, 2011
	Alternative Investments	Insurance Contracts	Total
Beginning balance, March 31, 2009	$26	$5	$31
Actual return on assets:
Related to assets held at reporting date	(1)	1	—
Related to assets sold during the period	3	—	3
Purchases, sales, issuances and settlements	18	—	18
Transfers in and/or out of Level 3	—	—	—
Ending balance, March, 31, 2010	46	6	52
Actual return on assets:
Related to assets held at reporting date	1	2	3
Related to assets sold during the period	—	—	—
Purchases, sales, issuances and settlements	(3)	—	(3)
Transfers in and/or out of Level 3	—	—	—
Ending balance, March, 31, 2011	$44	$8	$52

During fiscal 2012, the Company expects to contribute approximately $9.3 million to its defined benefit plans and $3.6 million to its other postretirement benefit plans.
Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2012	$36.7	$3.6
2013	37.4	3.6
2014	38.0	3.5
2015	38.9	3.5
2016	39.7	3.6
2017-2021	209.1	15.7

Pension Plans That Are Not Fully Funded
At March 31, 2011, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $202.2 million, $198.3 million and $119.3 million, respectively.
At March 31, 2010, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $585.2 million, $573.9 million and $475.9 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 8.5% in fiscal 2012 grading down to 5% in fiscal 2018 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2011	2010	2009	2011	2010	2009
Increase (decrease) in total of service and interest cost components	$0.2	$0.2	$0.2	$(0.1)	$(0.1)	$(0.2)
Increase (decrease) in postretirement benefit obligation	2.6	2.4	2.0	(2.3)	(2.1)	(1.7)
Multi-Employer and Government-sponsored Plans
The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.2 million, $0.3 million, and $0.3 million for the years ended March 31, 2011, 2010 and 2009, respectively.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $6.1 million, $3.4 million, and $7.4 million for the years ended March 31, 2011, 2010 and 2009, respectively.

16. Income Taxes
The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods, as well as adjustments relating to the Company's determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company has established a valuation allowance against substantially all deferred tax assets relating to foreign tax loss, state net operating loss and foreign tax credit carryforwards as of March 31, 2011.
The Company's indirect parent, Rexnord Holdings, files a consolidated U.S. federal income tax return on behalf of itself, the Company and the Company's subsidiaries. Income tax accounts within the Company's consolidated financial statements reflect the Company's actual liability (receivable) associated with the consolidated U.S. federal income tax return. Any U.S. federal tax payments or receipts are due to/from Rexnord Holdings.

Income Tax Benefit
The components of the benefit for income taxes are as follows (in millions):

	Year ended March 31,
	2011	2010	2009
Current:
United States	$0.3	$0.5	$(0.4)
Non-United States	11.2	8.3	10.4
State and local	0.3	2.2	3.0
Total current	11.8	11.0	13.0
Deferred:
United States	(27.7)	(34.4)	(39.7)
Non-United States	(2.1)	(7.8)	(3.9)
State and local	0.1	(4.9)	(24.7)
Total deferred	(29.7)	(47.1)	(68.3)
Benefit for income taxes	$(17.9)	$(36.1)	$(55.3)

The benefit for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2011	2010	2009
Provision for income taxes at U.S. federal statutory income tax rate	$(19.1)	$(13.5)	$(192.8)
State and local income taxes, net of federal benefit	(3.0)	0.2	(7.5)
Net effects of foreign related operations	9.3	(0.8)	0.2
Tax benefit treated as a reduction to goodwill	—	—	0.6
Net effect to deferred taxes for changes in tax rates	(0.4)	(0.6)	(6.5)
Unrecognized tax benefits, net of federal benefit	(1.5)	(13.6)	0.9
Nondeductible impairment charges	—	—	106.7
Change in valuation allowance	(3.3)	(8.6)	42.5
Other	0.1	0.8	0.6
Benefit for income taxes	$(17.9)	$(36.1)	$(55.3)
The benefit for income taxes was calculated based upon the following components of (loss) income before income taxes (in millions):

	Year ended March 31,
	2011	2010	2009
United States	$(83.9)	$(27.2)	$(556.9)
Non-United States	29.6	(11.5)	6.3
Loss before income taxes	$(54.3)	$(38.7)	$(550.6)

Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2011	March 31, 2010
Deferred tax assets:
Compensation and retirement benefits	$64.2	$74.9
US federal and state tax operating loss carryforwards	55.3	28.1
Foreign tax credit carryforwards	58.8	65.2
Foreign net operating loss carryforwards	40.4	36.5
Other	14.4	19.1
Total deferred tax assets before valuation allowance	233.1	223.8
Valuation allowance	(125.3)	(125.1)
Total deferred tax assets	107.8	98.7
Deferred tax liabilities:
Property, plant and equipment	56.8	63.4
Inventories	32.5	30.7
Intangible assets and goodwill	245.7	256.6
Total deferred tax liabilities	335.0	350.7
Net deferred tax liabilities	$227.2	$252.0

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

Due to the deterioration of the overall economic environment during the fiscal year ended March 31, 2009 and the uncertainty of realizing the related tax benefits associated with certain deferred tax assets, management had determined that a valuation allowance should be established for deferred tax assets relating to foreign and state net operating loss carryforwards, as well as foreign tax credit carryforwards. Other significant factors considered by management in this determination included the historical operating results of the Company (including the material impairment charges recorded for the year ended March 31, 2009) and the expectation of future earnings, including anticipated reversals of future taxable temporary differences. A valuation allowance was established at March 31, 2011 and 2010 for deferred tax assets related to state net operating loss carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. Due to the adoption of ASC 805, effective April 1, 2009, any future recognition of the related deferred tax asset will impact income tax expense instead of goodwill, irrespective of how the valuation allowance was originally established. The carryforward period for the foreign tax credit is ten years. The carryforward period for the US federal net operating loss carryforward is twenty years. The carryforward periods for the state net operating losses range from five to twenty years. Certain foreign net operating loss carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign net operating losses is indefinite.

No provision has been made for United States income taxes related to approximately $35.2 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. It is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested.
Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2011, 2010 and 2009 was $15.3 million, $14.1 million and $5.4 million, respectively.
Liability for Unrecognized Tax Benefits
The Company's total liability for unrecognized tax benefits as of March 31, 2011 and March 31, 2010 was $26.0 million and $27.3 million, respectively. Due to the adoption of ASC 805, effective April 1, 2009, any future recognition of unrecognized tax benefits will impact income tax expense instead of goodwill.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2011 and March 31, 2010 (in millions):

	Year Ended March 31, 2011	Year Ended March 31, 2010
Balance at beginning of period	$25.7	$35.5
Additions based on tax positions related to the current year	0.2	1.1
Additions for tax positions of prior years	—	0.8
Reductions for tax positions of prior years	(1.5)	—
Settlements	—	(11.4)
Reductions due to lapse of applicable statute of limitations	(0.9)	(0.7)
Cumulative translation adjustment	0.1	0.4
Balance at end of period	$23.6	$25.7

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011 and 2010 the total amount of unrecognized tax benefits includes $8.8 million and $7.7 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense (benefit) during the fiscal years ended March 31, 2011, 2010, and 2009 was $1.1 million, $(4.5) million, and $1.9 million, respectively.
During the third quarter of fiscal 2010, the Company completed an examination of its United States federal income tax returns by the Internal Revenue Service (“IRS”) for the tax periods ended March 31, 2006 and July 21, 2006. The conclusion of the examination resulted in no cash tax impact to the Company. In addition, although there was a relatively small downward adjustment to the Company's federal NOL incurred for the tax period ended July 21, 2006, the NOL reduction did not result in any negative financial statement impact to the Company as this NOL carryforward was fully offset with an existing valuation allowance. In addition, the Company signed up for a new Brazilian tax settlement program during the fiscal year ended March 31, 2010 with respect to certain outstanding tax liabilities relating to its Brazilian operations. In exchange for immediate payment of existing, historical tax liabilities, the settlement program provided for substantial discounts in related interest, penalties and other fees that were previously accrued to the Company. For the fiscal year ended March 31, 2010, the Company paid approximately $2.9 million to extinguish the historical Brazilian tax liability.

The Company or one or more of its subsidiaries conducts business in multiple locations within and outside U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2008, state and local income tax examinations for years ending prior to fiscal 2007 or significant foreign income tax examinations for years ending prior to fiscal 2006. With respect to the Company's U.S. federal NOL carryforward, the short tax period ended March 31, 2007 is open under statutes of limitations; whereby, the IRS may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.

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

17. Related Party Transactions
Management Service Fees
The Company has a management services agreement with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, which became effective July 22, 2006 (and was amended and restated on February 7, 2007), the Company incurred $3.0 million of costs in each of the years ended March 31, 2011, 2010, and 2009, plus out-of-pocket expenses in each period. Unless the parties mutually agree to an earlier termination, this agreement will remain in effect for a term of twelve years, and shall automatically extend for successive one year terms thereafter, unless notice is given as set forth in the agreement. In addition, Apollo’s obligation to provide services under the agreement shall continue through and until the earlier of (i) the expiration of the term as defined above, (ii) a change of control or (iii) an initial public offering (as these terms are defined in the agreement).
Consulting Services
Rexnord LLC has had a management consulting agreement (the “Cypress Agreement”) with Mr. George Sherman, the Chairman of the Board of RBS Global, and two entities controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC (collectively, “Cypress”), since July 21, 2006. Effective February 7, 2007, the Cypress Agreement was amended and restated. The amended and restated agreement provides that Mr. Sherman has the right to serve as a director of Rexnord LLC and as Non-Executive Chairman of the Board of Directors of RBS Global and Rexnord Holdings. The amended and restated agreement also eliminated the annual consulting fees payable to Mr. Sherman and/or Cypress, but maintained provisions for the reimbursement of certain out-of-pocket expenses incurred in connection with performing the agreement. Mr. Sherman did not receive any consulting fee during fiscal years 2011, 2010 or 2009. During fiscal year 2011 and 2010 the Company paid Mr. Sherman director fees, including $250,000 annually for his role as non-executive Chairman of the Boards of Directors of RBS Global and Rexnord Holdings. In addition, Mr. Sherman and Cypress also received non-qualified stock options in fiscal 2008 under the agreement. Options to purchase 130,743 shares of Rexnord Holdings stock previously granted to Cypress in connection with the Cypress Agreement were cancelled, at Cypress’ request, in October 2009. In addition, under the agreement, Mr. Sherman received reimbursement of out-of-pocket expenses during fiscal years 2011, 2010 and 2009.
During the years ended March 31, 2011, 2010, and 2009 the Company paid fees of approximately $0.4 million, $0.7 million, and $1.1 million, respectively, for consulting services provided by Next Level Partners, L.L.C. (“NLP”), an entity that is controlled by certain minority shareholders of the Company. NLP provided consulting services to the Company related primarily to lean manufacturing processes, consolidation and integration of operations, strategic planning and recruitment of managers and executives.

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
Debt Transactions and Purchases of Debt Securities
In August 2009, Cypress Group Holdings II, LLC, an entity controlled by Mr. George Sherman, the Chairman of the Board of RBS Global, purchased approximately $2.1 million (approximately $2.5 million face value or 0.8333% of the total commitment) of the senior subordinated notes due 2016 of RBS Global. In April 2008, Cypress Group Holdings II, LLC, purchased approximately $0.5 million (approximately $0.6 million face value or 0.2133% of the total commitment) of the senior subordinated notes due 2016 of RBS Global. Additionally, in April 2008, Mr. Sherman purchased approximately $2.0 million (approximately $3.0 million face value or 0.5798% of the total commitment) of the outstanding debt of Rexnord Holdings, which debt is outstanding pursuant to a Credit Agreement dated March 2, 2007 between Rexnord Holdings, various lenders thereunder and an affiliate of Credit Suisse, as administrative agent.
During fiscal 2010, Mr. Adams, a director and President and Chief Executive Officer of the Company, purchased approximately $0.1 million (approximately $0.1 million face value or 0.1% of the total commitment) of the senior subordinated notes due 2016 of RBS Global.
In August 2009, the current Executive Vice President – Corporate and Business Development and a director, Mr. Praveen Jeyarajah, purchased approximately $0.2 million (approximately $0.2 million face value or 0.1% of the total commitment) of the senior subordinated notes due 2016 of RBS Global. Additionally, in December 2008 Mr. Jeyarajah purchased approximately $0.2 million (approximately $0.3 million face value or 0.1% of the total commitment) of the senior subordinated notes due 2016 of RBS Global, Inc.
In March 2009, Executive Vice President of RBS Global and Rexnord LLC and Director of Rexnord LLC, Mr. George C. Moore, purchased approximately $0.3 million (approximately $0.4 million face value or 0.1% of the total commitment) of the senior subordinated debt due 2016 of RBS Global.
Dividends Payments
For the year ended March 31, 2011, $2.4 million of dividend payments were made, substantially all of which was used by Rexnord Holdings for share repurchases in connection with stock option exercises. In connection with the tender of $243.6 million of Rexnord Holdings’ PIK Toggle Senior Indebtedness (face value) in the April 2009 exchange offer, the Company issued approximately $130.6 million of face value of 2009 9.50% Notes, net of a $26.1 million original issue discount. This resulted in a $104.5 million non-cash deemed dividend (representing the fair value of corresponding 2009 9.50% Notes issued) to Rexnord Holdings. Additionally, on October 13, 2009, the Company paid a $30.0 million cash dividend, substantially all of which was used by Rexnord Holdings to retire $43.8 million of outstanding face value PIK Toggle Senior Indebtedness due 2013 held by Apollo for $28.0 million in cash (the purchase price of the notes was based on indicative market values for similar issuers). During fiscal 2009, the Company paid $70.0 million of cash dividends, substantially all of which was used to retire PIK Toggle Senior Indebtedness due 2013.
On May 6, 2011, the Company paid a $100.0 million dividend, substantially all of which is expected to be used to retire outstanding Rexnord Holdings' PIK Toggle Senior Indebtedness due 2013.
Other
The Company makes cash payments to Chase Acquisition I Inc. and Rexnord Holdings to enable them to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to the Company subsidiaries’ income and (ii) franchise taxes and other fees required to maintain their legal existence.

In connection with the acquisition of the water management businesses (“Zurn”) in fiscal 2007, the Company incurred certain payroll and administrative costs on behalf of Bath Acquisition Corp. (“Bath”) (the former bath segment of Jacuzzi Brands, Inc., which was subsequently purchased by an Apollo affiliate). These costs were reimbursed to the Company by Bath on a monthly basis. During the year ended March 31, 2009 the Company received reimbursements of approximately $0.9 million. As of March 31, 2009 the Company has fully transitioned the payment of these costs to Bath and has been fully reimbursed for all costs incurred on their behalf and therefore, no reimbursements were made during the years ended March 31, 2011 and 2010, respectively. In addition, the Company’s engineering and sourcing center in Zhuhai, China has an agreement with Bath to perform certain sourcing, engineering and product development services which are reimbursed based on actual costs incurred by the Company. The Company earned $0.1 million, $0.2 million and $0.4 million during fiscal 2011, 2010 and 2009, respectively for services rendered under this agreement. At March 31, 2011 the Company had an outstanding receivable from Bath in the amount of $0.1 million.

18. Commitments and Contingencies
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

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of March 31, 2011, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 28,500 claims. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of March 31, 2011, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $65.0 million of which Zurn expects to pay approximately $53.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
As a result, Zurn’s actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover its potential asbestos liability as of March 31, 2011, is approximately $266.3 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $190.3 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $266.3 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.
As of March 31, 2011, the Company recorded a receivable from its insurance carriers of $65.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $266.3 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $266.3 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company’s carriers.
As of the date of this filing, subsidiaries, Zurn Pex, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in fourteen lawsuits, brought between July 2007 and December 2009, in various U.S. courts (MN, ND, CO, NC, MT, AL, VA, LA, NM, MI and HI). The plaintiffs in these suits represent (in the case of the proceedings in Minnesota), or seek to represent, a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the Pex plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages). All but the Hawaii suit, which remains in Hawaii state court, have been transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. The court in the Minnesota proceedings certified certain classes of plaintiffs in Minnesota for negligence and negligent failure to warn claims and for breach of warranty claims. While the Company has sought reconsideration and appeal of the class certification decision in the Minnesota proceedings, and will otherwise vigorously defend itself in the various actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on the Company.

19. Business Segment Information

The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop modular belting, engineered chain and conveying equipment. This segment serves a diverse group of end markets, including mining, general industrial applications, cement and aggregate, agriculture, forest and wood products, petrochemical, energy, food & beverage, aerospace and wind energy. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves, Pex piping and engineered valves and gates for the water and wastewater treatment market. The financial information of the Company's segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company's Board of Directors. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2).

Financial data for fiscal 2010 and 2009 has been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. As a result, the previously reported segment information has been adjusted as appropriate. See Note 2 to the consolidated financial statements for a discussion of the change and its impacts.

Business Segment Information:
(in Millions)

	March 31, 2011	March 31, 2010(1)	March 31, 2009(1)
Net sales
Process & Motion Control	$1,175.1	$1,003.7	$1,321.7
Water Management	524.5	506.3	560.3
Consolidated	$1,699.6	$1,510.0	$1,882.0
Income (loss) from operations
Process & Motion Control	$181.1	$116.5	$15.6
Water Management	69.4	76.1	(212.8)
Corporate	(31.4)	(31.2)	(174.1)
Consolidated	219.1	161.4	(371.3)
Non-operating expense:
Interest expense, net	(173.7)	(183.7)	(178.4)
Loss on the extinguishment of debt	(100.8)	—	—
Other income (expense), net	1.1	(16.4)	(0.9)
Loss before income taxes	(54.3)	(38.7)	(550.6)
Benefit for income taxes	(17.9)	(36.1)	(55.3)
Net loss	$(36.4)	$(2.6)	$(495.3)
Intangible impairment charges (included in Income (loss) from operations)
Process & Motion Control	$—	$—	$149.0
Water Management	—	—	273.0
Consolidated	$—	$—	$422.0
Restructuring and other similar costs (included in Income (loss) from operations)
Process & Motion Control	$—	$6.3	$16.5
Water Management	—	0.5	7.8
Corporate	—	—	0.2
Consolidated	$—	$6.8	$24.5
Depreciation and Amortization
Process & Motion Control	$79.4	$83.0	$81.7
Water Management	26.7	26.3	27.9
Consolidated	$106.1	$109.3	$109.6
Capital Expenditures
Process & Motion Control	$32.1	$17.0	$35.2
Water Management	5.5	5.0	3.9
Consolidated	$37.6	$22.0	$39.1

	March 31, 2011	March 31, 2010	March 31, 2009
Total Assets
Process & Motion Control	$2,305.7	$2,170.0	$2,324.0
Water Management	765.0	799.1	828.7
Corporate	30.4	46.1	52.1
Consolidated	$3,101.1	$3,015.2	$3,204.8

(1)
Financial data for fiscal 2010 and 2009 has been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. See Note 2 to the consolidated financial statements.

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2009	March 31, 2011	March 31, 2010	March 31, 2009
United States	$1,212.8	$1,119.0	$1,431.0	$274.7	$292.8	$325.6
Europe	230.6	186.5	252.2	52.8	55.6	62.2
Rest of World	256.2	204.5	198.8	30.9	27.8	25.7
	$1,699.6	$1,510.0	$1,882.0	$358.4	$376.2	$413.5

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280-10 Segment Reporting, long-lived assets includes moveable assets and excludes net intangible assets and goodwill.

20. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company as of March 31, 2011 and 2010 and for the years ended March 31, 2011, 2010 and 2009 for (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Financial data for fiscal 2010 and 2009 has been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. As a result, the prior period guarantor financial statements have been adjusted as appropriate. See Note 2 to the consolidated financial statements for a discussion of the change and its impacts.

Condensed Consolidating Balance Sheet
March 31, 2011
(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$304.3	$86.0	$—	$390.3
Receivables, net	—	179.2	90.9	—	270.1
Inventories, net	—	217.6	66.2	—	283.8
Other current assets	—	15.3	21.2	—	36.5
Total current assets	—	716.4	264.3	—	980.7
Receivable from (payable to) affiliates, net	24.7	—	(24.7)	—	—
Property, plant and equipment, net	—	274.2	84.2	—	358.4
Intangible assets, net	—	615.7	29.0	—	644.7
Goodwill	—	826.6	189.6	—	1,016.2
Investment in:
Guarantor subsidiaries	1,592.2	—	—	(1,592.2)	—
Non-guarantor subsidiaries	—	644.2	—	(644.2)	—
Insurance for asbestos claims	—	65.0	—	—	65.0
Pension assets	—	4.6	—	—	4.6
Other assets	31.5	0.8	(0.8)	—	31.5
Total assets	$1,648.4	$3,147.5	$541.6	$(2,236.4)	$3,101.1
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$—	$9.0	$—	$11.0
Trade payables	—	125.4	56.3	—	181.7
Compensation and benefits	—	51.0	16.9	—	67.9
Current portion of pension and postretirement benefit obligations	—	3.9	2.2	—	6.1
Interest payable	50.0	1.3	—	—	51.3
Other current liabilities	8.8	61.7	14.9	—	85.4
Total current liabilities	60.8	243.3	99.3	—	403.4
Long-term debt	2,206.9	0.5	2.5	—	2,209.9
Note (receivable from) payable to affiliates, net	(776.3)	1,056.9	(280.6)	—	—
Pension and Postretirement benefit obligations	—	71.5	41.7	—	113.2
Deferred income taxes	96.4	104.2	23.5	—	224.1
Reserve for asbestos claims	—	65.0	—	—	65.0
Other liabilities	22.2	13.9	11.0	—	47.1
Total liabilities	1,610.0	1,555.3	(102.6)	—	3,062.7
Total stockholders’ equity	38.4	1,592.2	644.2	(2,236.4)	38.4
Total liabilities and stockholders’ equity	$1,648.4	$3,147.5	$541.6	$(2,236.4)	$3,101.1

Condensed Consolidating Balance Sheet
March 31, 2010
(in millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$203.3	$59.9	$—	$263.2
Receivables, net	—	165.6	68.5	—	234.1
Inventories, net	—	215.5	58.3	—	273.8
Other current assets	—	14.9	14.5	—	29.4
Total current assets	—	599.3	201.2	—	800.5
Receivable from (payable to) affiliates, net	24.7	18.6	(43.3)	—	—
Property, plant and equipment, net	—	292.4	83.8	—	376.2
Intangible assets, net	—	663.4	25.1	—	688.5
Goodwill	—	826.4	185.8	—	1,012.2
Investment in:
Guarantor subsidiaries	1,473.6	—	—	(1,473.6)	—
Non-guarantor subsidiaries	—	603.0	—	(603.0)	—
Insurance for asbestos claims	—	86.0	—	—	86.0
Other assets	45.9	5.7	0.2	—	51.8
Total assets	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.1	$3.2	$—	$5.3
Trade payables	—	93.2	42.1	—	135.3
Compensation and benefits	—	46.7	12.0	—	58.7
Current portion of pension and postretirement benefit obligations	—	3.7	2.4	—	6.1
Interest payable	28.8	1.4	—	—	30.2
Other current liabilities	4.6	54.6	21.1	—	80.3
Total current liabilities	35.4	199.7	80.8	—	315.9
Long-term debt	2,120.0	0.5	3.4	—	2,123.9
Note (receivable from) payable to affiliates, net	(809.4)	1,119.6	(310.2)	—	—
Pension and Postretirement benefit obligations	—	96.6	40.9	—	137.5
Deferred income taxes	123.0	103.6	23.3	—	249.9
Reserve for asbestos claims	—	86.0	—	—	86.0
Other liabilities	21.0	15.2	11.6	—	47.8
Total liabilities	1,490.0	1,621.2	(150.2)	—	2,961.0
Total stockholders’ equity	54.2	1,473.6	603.0	(2,076.6)	54.2
Total liabilities and stockholders’ equity	$1,544.2	$3,094.8	$452.8	$(2,076.6)	$3,015.2

Condensed Consolidating Statement of Operations
Year Ended March 31, 2011
(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,291.9	$495.3	$(87.6)	$1,699.6
Cost of sales	—	838.4	352.0	(87.6)	1,102.8
Gross profit	—	453.5	143.3	—	596.8
Selling, general and administrative expenses	—	249.3	79.8	—	329.1
Amortization of intangible assets	—	47.9	0.7	—	48.6
Income from operations	—	156.3	62.8	—	219.1
Non-operating income (expense):
Interest expense:
To third parties	(172.9)	(0.3)	(0.5)	—	(173.7)
To affiliates	116.8	(106.2)	(10.6)	—	—
Loss on the extinguishment of debt	(100.8)	—	—	—	(100.8)
Other, net	(3.1)	25.7	(21.5)	—	1.1
Income (loss) before income taxes	(160.0)	75.5	30.2	—	(54.3)
(Benefit) provision for income taxes	(56.0)	28.9	9.2	—	(17.9)
Income (loss) before equity in earnings of subsidiaries	(104.0)	46.6	21.0	—	(36.4)
Equity in earnings of subsidiaries	67.6	21.0	—	(88.6)	—
Net (loss) income	$(36.4)	$67.6	$21.0	$(88.6)	$(36.4)

Condensed Consolidating Statement of Operations
Year Ended March 31, 2010
(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,173.5	$395.9	$(59.4)	$1,510.0
Cost of sales	—	768.3	285.5	(59.4)	994.4
Gross profit	—	405.2	110.4	—	515.6
Selling, general and administrative expenses	—	230.3	67.4	—	297.7
Restructuring and other similar costs	—	4.6	2.2	—	6.8
Amortization of intangible assets	—	49.2	0.5	—	49.7
Income from operations	—	121.1	40.3	—	161.4
Non-operating income (expense):
Interest expense:
To third parties	(181.8)	(0.7)	(1.2)	—	(183.7)
To affiliates	115.9	(103.0)	(12.9)	—	—
Other, net	3.8	16.8	(37.0)	—	(16.4)
(Loss) income before income taxes	(62.1)	34.2	(10.8)	—	(38.7)
(Benefit) provision for income taxes	(26.6)	(9.9)	0.4	—	(36.1)
(Loss) income before equity in earnings of subsidiaries	(35.5)	44.1	(11.2)	—	(2.6)
Equity in (loss) income of subsidiaries	32.9	(11.2)	—	(21.7)	—
Net (loss) income	$(2.6)	$32.9	$(11.2)	$(21.7)	$(2.6)

Condensed Consolidating Statement of Operations
Year Ended March 31, 2009
(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,511.8	$460.4	$(90.2)	$1,882.0
Cost of sales	—	1,031.7	348.6	(90.2)	1,290.1
Gross profit	—	480.1	111.8	—	591.9
Selling, general and administrative expenses	—	397.1	70.7	—	467.8
Intangible impairment charges	—	416.4	5.6	—	422.0
Restructuring and other similar costs	—	19.0	5.5	—	24.5
Amortization of intangible assets	—	48.7	0.2	—	48.9
(Loss) income from operations	—	(401.1)	29.8	—	(371.3)
Non-operating (expense) income:
Interest expense:
To third parties	(178.5)	0.9	(0.8)	—	(178.4)
To affiliates	115.0	(102.9)	(12.1)	—	—
Other, net	22.0	(11.9)	(11.0)	—	(0.9)
(Loss) income before income taxes	(41.5)	(515.0)	5.9	—	(550.6)
(Benefit) provision for income taxes	(23.3)	(38.5)	6.5	—	(55.3)
Loss before equity in loss of subsidiaries	(18.2)	(476.5)	(0.6)	—	(495.3)
Equity in loss of subsidiaries	(477.1)	(0.6)	—	477.7	—
Net loss	$(495.3)	$(477.1)	$(0.6)	$477.7	$(495.3)

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2011
(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(36.4)	$67.6	$21.0	$(88.6)	$(36.4)
Non-cash adjustments	15.7	75.4	9.0	88.6	188.7
Changes in operating assets and liabilities, including intercompany activity	25.8	(12.7)	(0.9)	—	12.2
Cash provided by operating activities	5.1	130.3	29.1	—	164.5
Investing activities
Expenditures for property, plant and equipment	—	(30.1)	(7.5)	—	(37.6)
Proceeds from sale of unconsolidated affiliates	—	0.9	—	—	0.9
Acquisition, net of cash	—	—	1.2	—	1.2
Cash used for investing activities	—	(29.2)	(6.3)	—	(35.5)
Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—	—	—	1,145.0
Repayments of long-term debt	(1,070.1)	—	(1.0)	—	(1,071.1)
Proceeds from borrowings of short-term debt	—	(0.1)	2.1	—	2.0
Repayments of short-term debt	—	—	(2.8)	—	(2.8)
Payment of deferred financing fees	(14.6)	—	—	—	(14.6)
Payment of tender premium	(63.5)	—	—	—	(63.5)
Dividend payment to parent company	(2.4)	—	—	—	(2.4)
Excess tax benefit on exercise of stock options	0.5	—	—	—	0.5
Cash used for financing activities	(5.1)	(0.1)	(1.7)	—	(6.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.0	—	5.0
Increase in cash and cash equivalents	—	101.0	26.1	—	127.1
Cash and cash equivalents at beginning of period	—	203.3	59.9	—	263.2
Cash and cash equivalents at end of period	$—	$304.3	$86.0	$—	$390.3

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2010
(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(2.6)	$32.9	$(11.2)	$(21.7)	$(2.6)
Noncash adjustments	(39.9)	115.5	9.6	21.7	106.9
Changes in operating assets and liabilities, including intercompany activity	162.1	(130.9)	21.5	—	52.7
Cash provided by operating activities	119.6	17.5	19.9	—	157.0
Investing activities
Expenditures for property, plant and equipment	—	(17.2)	(4.8)	—	(22.0)
Cash used for investing activities	—	(17.2)	(4.8)	—	(22.0)
Financing activities
Proceeds from borrowings of long-term debt	—	0.5	—	—	0.5
Repayment of short-term debt	—	—	(2.8)	—	(2.8)
Repayments of long-term debt	(84.7)	(30.0)	(1.4)	—	(116.1)
Dividend payment to parent company	(30.0)	—	—	—	(30.0)
Payment of financing fees	(4.9)	—	—	—	(4.9)
Cash used for financing activities	(119.6)	(29.5)	(4.2)	—	(153.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	4.0	—	4.0
(Decrease) increase in cash and cash equivalents	—	(29.2)	14.9	—	(14.3)
Cash and cash equivalents at beginning of year	—	232.5	45.0	—	277.5
Cash and cash equivalents at end of year	$—	$203.3	$59.9	$—	$263.2

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2009
(in millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(495.3)	$(477.1)	$(0.6)	$477.7	$(495.3)
Noncash adjustments	472.7	641.6	15.7	(477.7)	652.3
Changes in operating assets and liabilities, including intercompany activity	12.0	(32.3)	19.4	—	(0.9)
Cash provided by (used for) operating activities	(10.6)	132.2	34.5	—	156.1
Investing activities
Expenditures for property, plant and equipment	—	(30.7)	(8.4)	—	(39.1)
Proceeds from the surrender of life insurance policies	—	0.9	—	—	0.9
Proceeds from dispositions of property, plant and equipment	—	0.1	0.2	—	0.3
Acquisitions, net of cash acquired	—	—	(16.6)	—	(16.6)
Cash used for investing activities	—	(29.7)	(24.8)	—	(54.5)
Financing activities
Proceeds from borrowings on revolving credit facility	82.7	—	—	—	82.7
Proceeds from borrowings on accounts receivable securitization policy	—	30.0	—	—	30.0
Repayments of long-term debt	(2.1)	(0.2)	(0.9)	—	(3.2)
Dividend payment to parent company	(70.0)	—	—	—	(70.0)
Cash provided by (used for) financing activities	10.6	29.8	(0.9)	—	39.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.5)	—	(5.5)
Increase in cash and cash equivalents	—	132.3	3.3	—	135.6
Cash and cash equivalents at beginning of year	—	100.2	41.7	—	141.9
Cash and cash equivalents at end of year	$—	$232.5	$45.0	$—	$277.5

21. Quarterly Results of Operations (unaudited)
(in millions)

Financial data for the first, second and third quarters of fiscal 2011 and all quarters of fiscal 2010 have been adjusted for the Company's voluntary change in accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. As a result, the previously reported information has been adjusted as appropriate. See Note 2 to the consolidated financial statements.

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$407.3	$412.3	$419.8	$460.2	$1,699.6

Gross profit as previously reported	141.2	145.0	144.0	—	430.2
Effect of pension policy change	(0.6)	(0.5)	(1.1)	—	(2.2)
Gross profit as adjusted	141.8	145.5	145.1	164.4	596.8

Net income (loss) as previously reported	(116.3)	23.8	4.4	—	(88.1)
Effect of pension policy change, net of tax	1.2	1.2	1.3	—	3.7
Effect of tax adjustment(1)	39.3	(4.0)	(3.6)	—	31.7
Net income (loss) as adjusted	$(75.8)	$21.0	$2.1	$16.3	$(36.4)

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$367.9	$369.7	$365.7	$406.7	$1,510.0

Gross profit as previously reported	114.6	124.7	124.1	148.6	512.0
Effect of pension policy change	(1.1)	(1.2)	(0.7)	(0.6)	(3.6)
Gross profit as adjusted	115.7	125.9	124.8	149.2	515.6

Net income (loss) as previously reported	(24.0)	4.5	2.8	11.1	(5.6)
Effect of pension policy change, net of tax	2.2	3.7	3.1	(6.0)	3.0
Net income (loss) as adjusted	$(21.8)	$8.2	$5.9	$5.1	$(2.6)

(1)
During the fourth quarter of fiscal 2011, the Company corrected its accounting for its deferred tax asset valuation allowance resulting in a change to its previously reported first three quarters of fiscal 2011 income tax benefit.

22. Subsequent Events

Acquisitions
On April 2, 2011, the Company acquired Autogard Holdings Limited and affiliates ("Autogard") for a total cash purchase price of $18.6 million subject to a final customary working capital adjustment. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands the Company's global Process & Motion Control platform. Autogard's premium brand of torque limiter products complement the Company's leading power transmission product offering and will allow Rexnord to provide increased support to its global customer base.
Dividend Payment
On May 6, 2011, the Company paid a $100.0 million dividend, substantially all of which is expected to be used to retire outstanding Rexnord Holdings' PIK Toggle Senior Indebtedness due 2013.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following table sets forth information concerning our directors and executive officers as of the date of this filing of this Form 10-K:

Name	Age	Position(s)
George M. Sherman	69	Chairman of the Board of RBS Global and Director of Rexnord LLC
Todd A. Adams	40	President, Chief Executive Officer and Director of RBS Global and Rexnord LLC
George C. Moore	56	Executive Vice President of RBS Global and Rexnord LLC and Director of Rexnord LLC
Michael H. Shapiro	40	Vice President and Chief Financial Officer of RBS Global and Rexnord LLC
Praveen R. Jeyarajah	43	Executive Vice President-Corporate and Business Development and Director of RBS Global
Laurence M. Berg	45	Director, RBS Global
Peter P. Copses	52	Director, RBS Global
Damian J. Giangiacomo	34	Director, RBS Global
Steven Martinez	42	Director, RBS Global
John S. Stroup	44	Director, RBS Global

Board of Directors and Executive Officers

Through Apollo's control of a majority of the common stock of Rexnord Holdings, it can exercise control of Rexnord Holdings' and our affairs and policies, including the election of Rexnord Holdings' and our directors and the appointment of management. Pursuant to two stockholders agreements, entered into in connection with the consummation of the Apollo transaction, between Rexnord Holdings, certain entities related to Apollo (the “Apollo Group”), certain other stockholders of Rexnord Holdings, Cypress Industrial Holdings, LLC and/or George M. Sherman: (1) as long as the Apollo Group owns any shares of Rexnord Holdings common stock, it has the right to nominate a majority of the Rexnord Holdings board of directors and (2) Mr. Sherman has the right to serve as a director of Rexnord Holdings until he resigns as a director or ceases to serve the Company under the consulting agreement with Cypress. While those agreements do not expressly require a particular composition of the RBS Global or Rexnord LLC boards of directors, the composition of the RBS Global board of directors currently mirrors that of the Rexnord Holdings board of directors. In addition, pursuant to the management consulting agreement, effective as of February 7, 2007, between Rexnord LLC, Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, in addition to other consulting services to be provided by Cypress and Mr. Sherman, Mr. Sherman has agreed to serve as a director of Rexnord LLC and as Non-Executive Chairman of the Board of Directors of each of RBS Global and Rexnord Holdings.
Board of Directors of RBS Global
The following is information about the experience and attributes of the members of the board of directors of RBS Global as of the date of this filing of this Form 10-K. Together, the experience and attributes discussed below, along with the provisions of the stockholders agreements and the management consulting agreement with Cypress discussed above, provide the reasons that these individuals were selected for board membership, as well as why they continue to serve on the board. All of the directors will serve until the next annual election by RBS Global's stockholder.
George M. Sherman has been the Non-Executive Chairman of the RBS Global board of directors since 2002, and was the Chairman of Rexnord Corporation from 2002 until its conversion to an LLC and has been a member of its board since that time. Mr. Sherman is a principal of Cypress Group LLC. Mr. Sherman also currently serves as the non-executive Chairman of Jacuzzi Brands Corp. and has served as the Chairman of Campbell Soup Company from 2001 to 2004. Prior to his service with Campbell Soup, Mr. Sherman was the Chief Executive Officer at Danaher Corporation, a manufacturer of process/environmental controls and tools and components, from 1990 to 2001. Prior to joining Danaher, he was Executive Vice President at Black & Decker Corporation. Mr. Sherman serves on the boards of directors of RBS Global and Rexnord LLC because he has significant experience and expertise in the manufacturing industry (including as chief executive officer), mergers and acquisitions and strategy development and continues to serve because of his in-depth knowledge of the Company and its business.

Todd A. Adams became our President and Chief Executive Officer in September 2009 and became a member of the board of directors of each of RBS Global and Rexnord LLC in October 2009. Mr. Adams joined the Company in 2004 as Vice President, Treasurer and Controller; he has also served as Senior Vice President and Chief Financial Officer from April 2008 to September 2009 and as President of the Company's Water Management platform in 2009. Prior to joining the Company, Mr. Adams held various position s at The Boeing Company, APW Ltd. and Applied Power Inc. (currently Actuant Corporation). Mr. Adams serves on the boards of directors of RBS Global and Rexnord LLC because he has significant experience in the manufacturing industry and an in-depth knowledge of the Company and its business and because he is the Chief Executive Officer of the Company.
Praveen R. Jeyarajah became our Executive Vice President - Corporate & Business Development in April 2010. Mr. Jeyarajah first became a director in connection with the Carlyle acquisition in 2002 and served in that capacity until the Apollo acquisition in July 2006; Mr. Jeyarajah again became a director of the RBS Global board of directors in October 2006. Prior to becoming Executive Vice President - Corporate & Business Development of the Company, Mr. Jeyarajah was a Managing Director at Cypress Group, LLC from 2006 to 2010 and a Director of Jacuzzi Brands Corp. until 2010. Mr. Jeyarajah was also a Managing Director of Carlyle from 2000 to 2006. Prior to joining Carlyle, Mr. Jeyarajah was with Saratoga Partners from 1996 to 2000 and, prior to that, he worked at Dillon, Read & Co., Inc. Mr. Jeyarajah serves on the RBS Global board of directors because he has significant investment expertise and experience with mergers and acquisitions, including leveraged buyouts, and he continues to serve because of his in-depth knowledge of the Company and its business.
Laurence M. Berg became a member of the RBS Global board of directors in July 2006 upon consummation of the Apollo acquisition. Mr. Berg is a Senior Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1992. Prior to joining Apollo, Mr. Berg was a member of the Mergers and Acquisition Group at Drexel Burnham Lambert, an investment banking firm. Mr. Berg is also a director of Jacuzzi Brands Corp., Connections Academy LLC, Panolam Industries International, Inc. and ABC Supply Co. Inc., and has previously served as a director of Bradco Supply Corp., Educate, Inc., GNC Corp., Goodman Global Holdings, Inc., Hayes Lemmerz International, Inc. and Rent A Center, Inc. Mr. Berg serves on the RBS Global board of directors because he has significant experience making and managing private equity investments on behalf of Apollo and has over 20 years of experience financing, analyzing and investing in public and private companies. In addition, Mr. Berg worked with the diligence team for Apollo at the time of the Apollo acquisition and has worked closely with the management of the Company since that time; therefore, pursuant to a stockholders agreement, Apollo appointed him to the Board.
Peter P. Copses became a member of the RBS Global board of directors in July 2006 upon consummation of the Apollo acquisition. Mr. Copses is a Founding Senior Partner of Apollo Management, L.P. and its investment affiliates, where he has worked since 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert, and subsequently at Donaldson, Lufkin & Jenrette Securities, primarily concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of Claire's Stores, Inc. and CKE Restaurants, Inc., and has previously served as a director of Linens N' Things, Inc., GNC Corp., Rent A Center, Inc. and Smart & Final, Inc. Mr. Copses serves on the RBS Global board of directors because he has significant experience making and managing private equity investments on behalf of Apollo and has over 25 years of experience financing, analyzing and investing in public and private companies. In addition, Mr. Copses worked with the diligence team for Apollo at the time of the Apollo acquisition and has worked closely with the management of the Company since that time; therefore, pursuant to a stockholders agreement, Apollo appointed him to the Board.
Damian J. Giangiacomo became a member of the RBS Global board of directors in October 2006. Mr. Giangiacomo is a principal at Apollo Management, L.P., where he has been employed since July 2000. Prior to joining Apollo, Mr. Giangiacomo was an investment banker at Morgan Stanley & Co. Mr. Giangiacomo is also a director of Jacuzzi Brands Corp. and Connections Academy LLC, and has previously served as director of Linens N' Things, Inc. Mr. Giangiacomo serves on the RBS Global board of directors because he has significant experience making and managing private equity investments on behalf of Apollo and has over 10 years of experience financing, analyzing and investing in public and private companies. In addition, Mr. Giangiacomo worked with the diligence team for Apollo at the time of the Apollo acquisition and has worked closely with the management of the Company since that time; therefore, pursuant to a stockholders agreement, Apollo appointed him to the Board.

Steven Martinez became a member of the RBS Global board of directors in July 2006 upon the consummation of the Apollo acquisition. Mr. Martinez is a Senior Partner at Apollo Management, L.P. Prior to joining Apollo in 2000, Mr. Martinez worked for Goldman Sachs & Co. and Bain & Company, Inc. Mr. Martinez also serves as a director of Prestige Cruise Holdings, Inc., NCL Corporation Ltd., Hughes Telematics, Inc., Jacuzzi Brands Corp., Maritime and Veritable Maritime Holdings, LLC, and has previously served as a director of Allied Waste Industries, Inc. and Goodman Global Holdings, Inc. Mr. Martinez serves on the RBS Global board of directors because he has significant experience making and managing private equity investments on behalf of Apollo and has over 15 years of experience financing, analyzing and investing in public and private companies. In addition, Mr. Martinez worked with the diligence team for Apollo at the time of the Apollo acquisition and has worked closely with the management of the Company since that time; therefore, pursuant to a stockholders agreement, Apollo appointed him to the Board.
John S. Stroup became a member of the RBS Global board of directors in October 2008. Mr. Stroup is currently president and chief executive officer and a member of the board of directors of Belden Inc., a company listed on the New York Stock Exchange, that designs, manufactures, and markets cable, connectivity, and networking products in markets including industrial automation, enterprise, transportation, infrastructure, and consumer electronics. Prior to joining Belden Inc. in 2005, Mr. Stroup was employed by Danaher Corporation, a manufacturer of process/environmental controls and tools and components. At Danaher, Mr. Stroup initially served as Vice President, Business Development. He was promoted to President of a division of Danaher's Motion Group and later to Group Executive of the Motion Group. Prior to that, he was Vice President of Marketing and General Manager with Scientific Technologies Inc. Mr. Stroup serves on the RBS Global board of directors because he has significant experience in strategic planning and general management of business units of public companies (including as chief executive officer).
Board of Directors of Rexnord LLC

As of the date of this filing of this Form 10-K, Messrs. Sherman and Adams and George C. Moore, an executive officer of the Company, served on the Rexnord LLC board of directors. These individuals serve on the board for the reasons stated elsewhere in this Item 10 and because of their accessibility for handling matters relating to the operations of Rexnord LLC. All of the directors will continue to serve until their successor is appointed by RBS Global.
Executive Officers
The following is information about the executive officers of the Company as of the date of this filing of this Form 10-K.
Todd A. Adams became our President and Chief Executive Officer in September 2009 and became a member of our board of directors in October 2009. See “Board of Directors of RBS Global” above.
George C. Moore became our Executive Vice President in September 2006; he has also served as a member of the Rexnord LLC board of directors since his appointment in June 2007. During his tenure with the Company, Mr. Moore has served as Chief Financial Officer from 2006 to April 2008, as Acting Chief Financial Officer from September 2009 to February 2010 and as Treasurer from 2006 to 2010. Mr. Moore has also served as a Director of Jacuzzi Brands Corp. from 2008 to 2009 and as the Executive Vice President and Chief Financial Officer of Maytag Corporation, a manufacturer of major appliances and household products, from 2003 to 2006. Prior to that, Mr. Moore served as Group Vice President of Finance at Danaher Corporation, where he was employed since 1993. Mr. Moore also serves on the advisory board of FM Global.
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

 Praveen R. Jeyarajah became our Executive Vice President - Corporate & Business Development in April 2010 and became a member of our board of directors in October 2006 (he also served as a member of the board of directors from 2002 to May 2006). See “Board of Directors of RBS Global” above.

Corporate Governance
RBS Global's board of directors has an audit committee and a compensation committee, as well as an executive committee. However, through Apollo's control of a majority of the common stock of Rexnord Holdings, it has the power to control Rexnord Holdings' and our affairs and policies, including the election of Rexnord Holdings' and our directors and the appointment of Rexnord Holdings' and our management.
Audit Committee. The duties and responsibilities of the Audit Committee include recommending the appointment or termination of the engagement of independent accountants, otherwise overseeing the independent auditor relationship and reviewing significant accounting policies and controls. The current members of the Audit Committee are Messrs. Martinez (Chair), Giangiacomo, Jeyarajah and Stroup.
Our board of directors has not evaluated whether or determined that any member of the Audit Committee is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K because all of the members of our board of directors who serve on our audit committee were appointed by our ultimate parent, Rexnord Holdings, and because we are not a “listed issuer” under Rule 10A-3 promulgated under the Securities Exchange Act of 1934.
Compensation Committee. The duties and responsibilities of the Compensation Committee include reviewing and approving the compensation of officers and directors, except that the compensation of officers serving on any such committee will be determined by the full board of directors. The current members of the Compensation Committee are Messrs. Martinez (Chair), Berg, Giangiacomo and Sherman, with Mr. Jeyarajah having also served on the committee until April 30, 2010.

Executive Committee. RBS Global established an Executive Committee of the board, the duties and responsibilities of which include acting on behalf of the board of directors in between meetings of the full board. The current members of the Executive Committee are Messrs. Sherman (Chair), Berg and Giangiacomo, with Mr. Jeyarajah having also served on the committee until April 19, 2010.
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

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis

Overview

This section discusses the material elements of compensation awarded to, earned by, or paid to our executive officers during our fiscal year ended March 31, 2011. Throughout this discussion, we refer to the individuals named in the Summary Compensation Table below as “Named Executive Officers.”

With the exception of awards of equity-based compensation, the compensation committee of the board of directors of RBS Global (the “Committee”), in consultation with the RBS Global board of directors, is responsible for determining our executive compensation programs, including making compensation decisions during the fiscal year ended March 31, 2011. Awards of equity-based compensation are determined by the Compensation Committee of Rexnord Holdings, Inc. (the “Holdings Compensation Committee”) as these awards relate to equity securities of Rexnord Holdings.

The Committee, in consultation with the board of directors of RBS Global, oversees our executive compensation agreements, plans and policies and has the authority to approve all matters regarding executive compensation other than equity awards. The Committee seeks to ensure that the compensation and benefits provided to executives were reasonable, fair and competitive and aligned with the long- and short-term goals of our Company. Based upon these criteria, the Committee set the principles and strategies that guided the design of our executive compensation program.

We compensate our executives through various forms of cash and non-cash compensation, although all equity compensation is paid with stock of Rexnord Holdings. Our compensation program includes:

•	Cash compensation:

•
base salaries, which are intended to attract and retain highly-qualified individuals (as base salary is frequently used as an initial metric for evaluating compensation) and provide a predictable stream of income for living expenses in an amount proportionate to the executive's duties and responsibilities;

•	annual performance-based cash incentive awards, which are intended to award performance by tying additional cash compensation to specific Company and individual goals; and

•
discretionary bonuses, which can be used to recognize extraordinary performance or other unique contributions or circumstances that may not be quantifiable, although no discretionary bonuses were paid to Named Executive Officers in fiscal 2011;

•
Long-term equity incentive awards, which are intended to further align the financial interests of management with those of our owners and incent executive officers by providing economic rewards tied to increased value of the Company over an extended period of time;

•	Retirement benefits, which are intended to reward long-term service to the Company and provide incentive to remain with the Company by building benefits for eventual retirement; and

•
Severance benefits and other post-employment commitments under a policy that applies to all domestic salaried employees, which are intended to provide some degree of certainty when employment ends under certain circumstances.

General Compensation Philosophy and Objectives of Executive Compensation Programs

The foundation of our executive compensation program is to reward our executives for achieving specific annual and long-term strategic goals of the Company and to align each executive's interest with that of our owners. We believe that rewarding executives for superior levels of achievement will result in significant long-term value creation for the Company and its owners. As a result, we believe that the compensation packages we provide to executives, including the Named Executive Officers, must include both cash-based and equity-based elements that reward short and long-term performance. In determining fiscal 2011 compensation, the Committee, with input from the Chief Executive Officer (for executives other than himself), evaluated the performance of our executives and their compensation packages to ensure that we maintained our ability to retain highly talented key employees and attract new talent, as needed, to successfully grow and lead the organization.

We have created a “pay for performance” culture that places an emphasis on value creation and subjects a substantial portion of each executive's compensation to risk depending on the performance of the Company. As such, we base our executive compensation program on the following philosophies:

•	The compensation program should support the business by establishing an emphasis on critical objectives and long-term strategy without encouraging unreasonable risk taking;

•	Each executive's total compensation should correlate to his or her relative contribution to the Company and achievement of individual goals;

•
A significant portion of each executive's total compensation should be based on the achievement of corporate and individual performance goals and objectives in a way that incents results without encouraging unreasonable risk taking; and

•	Executives should be rewarded for superior performance through annual cash-based incentives and, if appropriate, the grant of equity-based awards.
Our executive compensation program is designed to focus our executives on critical business goals that translate into long-term value creation. As a result, we believe that a substantial portion of our executives' compensation should be variable and based on overall corporate financial performance. Another element of our executive compensation program is designed to reward annual improvement in personal objectives. For each fiscal year, individualized target performance areas are determined for each executive, and a component of each executive's compensation under our Management Incentive Compensation Plan, which is more fully described below, is dependent upon achievement of those objectives. We refer to these individualized target performance areas as annual improvement priorities (“AIPs”).
As described in more detail below, our compensation program is composed of elements that are generally paid on a short-term or current basis (such as base salaries and annual performance-based awards) and elements that are generally paid out on a longer-term basis (such as long-term equity incentives and retirement benefits). We believe this mix of short-term and long-term elements allows us to achieve our compensation objectives of attracting and retaining top executives, creating a pay-for-performance culture and emphasizing long-term value creation for the Company and its owners without encouraging unreasonable risk taking.

Setting Executive Compensation and the Role of Our Executive Officers in Compensation Decisions

The Committee or its designated member annually reviews and makes final determinations for all compensation decisions related to our Named Executive Officers except for decisions relating to equity-based awards, which, as described above, are made by the Holdings Compensation Committee. Near the beginning of each fiscal year, the Chief Executive Officer establishes the AIPs for each executive officer other than himself; the Committee or its designated member establishes the AIPs for the Chief Executive Officer. At the end of the year, prior to making the annual compensation determinations for each executive officer, one or more members of the Committee work together with the Chief Executive Officer to review the performance of the Company (and, if applicable, the respective business group), the role of each executive in the various aspects of that performance and the executive's level of achievement of his AIPs. Based on this review, the Chief Executive Officer makes recommendations to the Committee as to the compensation of all senior management, including the Named Executive Officers other than himself. The Committee or its designated member considers these recommendations in making the final determinations. Other than our Chief Executive Officer, none of the Named Executive Officers had any role in determining the fiscal 2011 compensation of other Named Executive Officers. We anticipate that the Chief Executive Officer will continue to have a role in setting the compensation for the senior management of the Company other than himself.

The Committee has not retained a compensation consultant to review our executive compensation policies and procedures. In determining the level of compensation to be paid to executive officers, we generally do not factor in amounts realized from prior compensation paid to executive officers or conduct any formal survey of the compensation paid by other companies; however, we may from time to time informally gather and review publicly-available data to get a general sense of other companies' compensation packages. The Committee believes that its compensation decisions should be based primarily on the performance of the Company and the individual executive officers, as well as each executive officer's responsibility for the overall operations of the Company. Thus, the compensation levels for Mr. Adams are higher than they are for the other Named Executive Officers, reflecting his responsibility as Chief Executive Officer for the overall operations of the Company.

2011 Executive Compensation Components and Determinations

The principal components of our executive compensation program for the fiscal year ended March 31, 2011 are discussed below.

Base Salary. The Committee reviews base salaries annually and makes adjustments from time to time, for example, in connection with promotions and other changes in responsibilities. In determining base salaries, the Committee considers the executive's responsibilities, experience, skills, sustained level of performance in the job, performance in the prior year, contribution to overall business goals, publicly-available data gathered informally (solely to obtain a general understanding of certain compensation practices) and the Chief Executive Officer's recommendations (with respect to executive officers other than himself). Based on the Committee's subjective review of these factors, the Committee determines each Named Executive Officer's base salary. The Committee does not use any predetermined formula or specific weightings as to any given factor to determine base salaries nor does it engage in any benchmarking in making base salary or other compensation determinations.

Based on this review, the Committee determined the base salaries for the Named Executive Officers as indicated in the following table; the table also contains information showing the percentage change in base salary for each of the Named Executive Officers between fiscal 2011 and fiscal 2010.

Name	2011 Base Salary ($)	Increase (Decrease) in Base Salary Compared to 2010 (%)
Todd A. Adams	$650,000	30.0%
Michael H. Shapiro	300,000	0%
George C. Moore	350,000	(19%)
Praveen R. Jeyarajah	400,000	N/A

In September 2010, upon the one-year anniversary of his appointment as Chief Executive Officer, the Committee approved an increase in Mr. Adams' base salary from $500,000 to $650,000 to reflect the Committee's satisfaction with his performance as Chief Executive Officer over the prior year, as well as his anticipated duties and contributions going forward. The Committee expects that Mr. Adams will continue to be considered for compensation increases in September each year as it coincides with his appointment as Chief Executive Officer; however, the Committee determines annual base salary increases, if any, for the other Named Executive Officers near the beginning of each fiscal year. Mr. Shapiro's base salary was negotiated in connection with his joining the Company as Vice President and Chief Financial Officer in February 2010 and set at $300,000, which the board believed was necessary to incent Mr. Shapiro to join the Company and was commensurate with his anticipated responsibilities. Due to Mr. Shapiro's recent start date, the Committee determined not to grant a salary increase for him for fiscal 2011. Mr. Moore's salary was decreased from $432,000 in fiscal 2010 to $350,000 in fiscal 2011 to reflect his transition away from responsibilities as Chief Financial Officer and to be consistent with the intent of his initial employment terms, which provided that his base salary was to be adjusted downward after the first year of employment based on the transitioning of his then role and responsibilities as Chief Financial Officer. Prior to fiscal 2011, the Company had agreed to delay the reduction of Mr. Moore's base salary due to his continuing involvement in various roles with the Company, including his involvement as interim Chief Financial Officer. Mr. Jeyarajah's base salary for fiscal 2011 was negotiated upon his appointment as Executive Vice President - Corporate & Business Development in April 2010 and was set at $400,000, which the board believed was necessary to incent Mr. Jeyarajah to accept his new position and was commensurate with his anticipated responsibilities.
Annual Performance Based Awards. We believe that a substantial portion of our executive officers' compensation should be variable, based on overall corporate financial performance, and provide an opportunity to earn additional awards in connection with superior business and individual performance.
Cash incentives for our executive officers are principally awarded through our Management Incentive Compensation Plan (the “MICP”). The MICP is designed to provide our key officers, including our Named Executive Officers, with appropriate incentives to achieve and exceed key annual business objectives by providing performance-based cash compensation in addition to their annual base salary. Under the terms of the MICP, participants are eligible to earn cash incentives based upon the achievement by the Company of the corporate financial targets established by the Committee and each executive's individual performance and achievement of AIPs; all amounts awarded under the MICP are also subject to the overall review, approval and potential adjustment by the Committee.
Near the beginning of each fiscal year, the board of directors, based on input from the Chief Executive Officer and Chief Financial Officer, approves the corporate financial performance targets for the Company and the Committee uses those to set the financial targets under the MICP; the Committee or its designee sets the AIPs for our Chief Executive Officer; and our Chief Executive Officer establishes the AIPs for all of the other senior management, including the Named Executive Officers, participating in the MICP. In setting the financial targets, the Company considers its strategic plan and determines what achievement will be required on an annual basis to drive to its multi-year performance commitment.
Under the MICP, each participant's target incentive amount is based upon a specified percentage of the participant's annual base salary. For fiscal 2011, the target incentive amounts for Messrs. Adams, Shapiro, Moore and Jeyarajah were 100%, 50%, 50% and 50% of base salary, respectively. The level for each executive was set so as to incentivize executives to achieve superior corporate and individual results by providing meaningful compensation upon the achievement of established goals. The target incentive level for Mr. Adams was higher than the other executives because of his greater degree of responsibility, as Chief Executive Officer, for the overall operations of the Company.
Under the terms of the MICP, each participant is initially entitled to his target incentive amount if 100% of the specified performance targets (“Base Targets”) are achieved. For the Named Executive Officers to be eligible for a minimum incentive under the corporate financial performance metrics, which are subject to adjustment by the Committee in extraordinary circumstances, the Company must reach a specified cliff set near the beginning of each fiscal year, which, for fiscal 2011, was at least 90% of either of the respective metrics (which are described in more detail below) with an accelerated payout schedule for attainment as summarized in the below table:

Achievement	90% of Base Targets	100% of Base Targets	105% of Base Targets	110% of Base Targets	115% of Base Targets	120% of Base Targets	125% of Base Targets	130% or > of Base Targets
Financial Factor Payout	50%	100%	112.5%	125%	150%	175%	200%	225% and >*
*For each additional 5% increase in the percent of Target Bonus Plan Achievement above 115%, the financial factor payout will increase 25%.

The MICP does not set a limit on the maximum incentive opportunity payable with respect to the corporate financial performance portion of the incentive formula because the Committee believes that the incentive compensation for the fiscal year should increase incrementally as the level of achievement increases, and the Company does not want to disincent executives from striving for superior results. However, the Committee has discretion to increase or decrease the amount actually paid out under the MICP if necessary to account for certain corporate events or other factors that may have disproportionately affected the formulaic results. In addition, there is no minimum incentive payable under the MICP even if 90% or more of the corporate financial performance metrics are achieved because the incentive payment is subject to the individual's AIP multiplier (also referred to as personal performance multiplier), which could be 0%.
After the corporate financial results have been calculated under the MICP, each individual's personal performance and AIPs are evaluated and the individual's personal performance multiplier is applied to determine the amount of the incentive earned. The personal performance multiplier ranges from 0% to 150%. The Committee believes it is important for the MICP to align each Named Executive Officer's compensation with his individual performance and the overall performance of the Company. Under the MICP, the personal performance objectives are intended to reinforce cross-functional, business teamwork, should generally tie to strategy deployment objectives and should be aggressive, measureable and critical to success of the Company's business.
As noted above, Base Targets under the MICP are comprised of corporate financial performance metrics, which are similar for each Named Executive Officer, and individual AIPs. In fiscal 2011, the financial performance metrics for Messrs. Adams, Shapiro, Moore and Jeyarajah were the same and were based on the Company consolidated financial performance metrics. In prior years, the Company had used EBITDA and Debt Reduction as the performance metrics under the MICP; however, for fiscal 2011, the financial performance metrics for the consolidated Company were based upon EBITDA and De-levered Free Cash Flow, each 50% weighted. The Committee chose these measures because it believes they correlate to the Company's and its owners' strategic goals. Specifically, the Company uses EBITDA as a measure under the MICP because it believes EBITDA is an important supplemental measure of performance and is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry; further, the Company believes EBITDA is important because it is often compared by analysts and investors in evaluating the performance of issuers of “high yield” securities because it is a common measure of the ability to meet debt service obligations. The Board of Directors, based on the CEO's recommendation, changed from Debt Reduction to De-levered Free Cash Flow as a metric for fiscal 2011 because it believes that De-levered Cash Flow is now more representative of the financial performance of the Company, as it more closely represents the ability to generate cash and, therefore, potentially improve profits, and because it eliminates the impact of cash interest, over which management has relatively little control. It also provides increased transparency around operating cash flow generation and, therefore, better aligns the Named Executive Officers' incentive compensation with a measure over which they have more control.
We define EBITDA as net income plus interest, income taxes, depreciation and amortization, plus adjustments for restructuring, stock based compensation expense, other (income) expense, LIFO (income) expense, un-budgeted acquisitions, and other non-recurring items, translated at constant currency as used for internal management reporting. We define De-levered Free Cash Flow, for purposes of the MICP, as cash flow from operations less capital expenditures, as adjusted for cash interest on the Company's outstanding debt obligations (to simulate a debt-free capital structure), un-budgeted acquisitions, and other non-recurring items as used for internal management reporting. The De-levered Free Cash Flow metric is used solely for associates, whose MICP performance is tied to the Company's consolidated financial performance, including all of our Named Executive Officers. For all other associates eligible to participate in our MICP, their cash flow metric is tied to Divisional Free Cash Flow, defined as EBITDA plus or minus changes in trade working capital (accounts receivable, inventory and accounts payable) less capital expenditures as used for internal management reporting. While these metrics may be measured at various levels within the organization, the mechanics of the calculations are substantially the same for other management personnel and salaried employees eligible to participate in MICP.

The Committee's intention in setting the Base Targets under the MICP for fiscal 2011 was to provide strong incentive for the executives to perform at a high level and create value for our owners in order for any annual incentives to be earned, thereby requiring an exceptional level of performance to attain or exceed the target level, without setting so high of targets that they would not be attainable or that it would encourage excessive risk-taking to achieve them. For fiscal 2011, the Company consolidated EBITDA target under the MICP was $305.2 million. Actual Company consolidated EBITDA for fiscal 2011 was $336.9 million or 110% the target, which would generate a payout amount of 125% of the target. For fiscal 2011, the De-levered Free Cash Flow target was $259.0 million. Actual De-levered Free Cash Flow for fiscal 2011 was $270.5 million or 104% of the target, which would generate a payout amount of 110% of the target. Together, under the formula, the corporate financial performance factors of the MICP would have generated a payout amount of 118% of the target. After each fiscal year, the Committee makes a determination as to whether the respective EBITDA and De-levered Free Cash Flow targets were met, and determines the extent, if any, to which the target incentives should be paid based on these results and other factors. Under the MICP, if any acquisition or disposition of any business by the Company, merger, consolidation, split-up, spin-off, or any unusual or nonrecurring transactions or events affecting the Company, or the financial statements of the Company, or change in applicable laws, regulations, or accounting principles occurs such that an adjustment is determined by the Committee to be appropriate, then the Committee will, in good faith and in such manner as it may deem equitable, adjust the financial targets of the MICP or modify the payouts thereunder. With respect to fiscal 2011 performance, the Committee determined that no adjustments were necessary and, therefore, approved a payout of 118% with respect to the corporate performance target for the fiscal 2011 MICP.
As mentioned above, aggregate incentives under the MICP are weighted to include both corporate financial performance metrics as well as personal performance, thus the results under the corporate financial metrics are subject to increase or decrease based on the personal performance multiplier and achievement of AIPs. For fiscal 2011, Mr. Adams' AIPs focused on overall growth of the Company and expansion of its products; Mr. Shapiro's AIPs focused on the financial strength and systems of the Company; Mr. Moore's AIPs reflected his various interim responsibilities and special duties; and Mr. Jeyarajah's AIPs focused on establishing processes and identifying opportunities for potential acquisitions.
After completion of the fiscal year, the Committee or its designee reviewed the Chief Executive Officer's level of personal performance and the achievement of AIPs. Additionally. the Committee or its designee, along with input from the Chief Executive Officer, reviewed the remaining Named Executive Officers' level of personal performance and the achievement of AIPs and, as a result, determined a personal performance multiplier for Mr. Adams of 1.30, and for other Named Executive Officers ranging between 1.13 and 1.00, for fiscal 2011.
Utilizing the corporate financial targets and the personal performance multiplier results, the incentive payments under the MICP for Messrs. Adams, Shapiro, Moore and Jeyarajah for fiscal 2011 were $1,000,000, $185,900, $206,500 and $266,700, respectively.
Discretionary Bonuses. In addition to annual incentive awards under the MICP, the Committee has the authority and discretion to award additional performance-based compensation to our executives if the Committee determined that a particular executive has greatly exceeded his objectives and goals or made a unique contribution to the Company during the year, or other circumstances warrant. There were no discretionary bonuses paid to our Named Executive Officers during fiscal 2011.

Long-Term Equity Incentive Awards. The Holdings Compensation Committee currently does not make annual or regularly-recurring grants of equity awards to our Named Executive Officers or other officers, employees, directors and consultants. The Committee believes this is particularly appropriate since the Company does not have publicly-traded equity securities. However, the Holdings Compensation Committee may and does, from time to time, approve such grants based on various facts and circumstances, including but not limited to new hires, changes in roles or responsibilities, individual performance, specific achievements and other associate retention considerations. The Committee and the Holdings Compensation Committee believe that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and align the interests of our executives with those of our owners. These equity awards are generally subject to time-based and performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards encourage executives to maximize Company performance and create value for our owners without encouraging unreasonable risk taking. Equity awards are generally provided through grants of options to purchase shares of Rexnord Holdings' common stock under the Rexnord Holdings 2006 Stock Option Plan, as amended (the “Option Plan”).

Among other things, the Holdings Compensation Committee decides which of our executives, employees, directors or consultants will receive awards under the Option Plan, as well as the exercise price, vesting terms and such other terms or conditions for the grants as the Holdings Compensation Committee may determine, in its sole discretion, provided such terms are consistent with the provisions of the Option Plan. Other than a grant of options to Mr. Adams in October 2010, the Holdings Compensation Committee did not grant stock options to the other Named Executive Officers in fiscal 2011 because of the reasons mentioned above. In October 2010, the Holdings Compensation Committee granted options to purchase 40,000 shares of common stock to Mr. Adams because it believed such a grant was appropriate to recognize Mr. Adams' achievements in his first year as Chief Executive Officer and to increase his potential stake in the Company. For information regarding stock options granted to directors, see “Director Compensation” below.

With respect to the options granted to or held by our Named Executive Officers, except for certain options previously granted to Mr. Jeyarajah for his service on the board of directors, 50% of the options granted to each officer under the Option Plan vest on a pro-rata basis over five years, subject to continued employment; the other 50% vest annually over five years subject to the Company meeting pre-established annual and cumulative corporate financial performance metrics. We use this methodology to add a performance component to the options so that they reward achievement in addition to longevity with the Company. With respect to options granted to Mr. Jeyarajah in October 2009, 70% of those options vest on a pro-rata basis over three years, subject to continued service with the Company, and the other 30% vest annually over three years, subject to the Company meeting pre-established annual and cumulative corporate financial performance metrics. The board of directors chose EBITDA and Debt Reduction as the targets under the Option Plan, including the options granted in fiscal 2011 to Mr. Adams, because the Holdings Compensation Committee believes that these measures continue to correlate to the Company's and its owners' strategic goals and provide consistency with respect to metrics among all option holders. As is the case under the MICP, the Company's intention in setting the performance vesting targets for the options is that the Company has to perform at a high level and create value for its owners for any portion of the performance-based options to vest.

In July 2010, the board decided that, as a result of the recent recession and its negative impact on the Company's financial performance for reasons outside of the option holders' control, it was appropriate to reset the existing EBITDA and Debt Reduction forecasts, with respect to the Option Plan, for fiscal years 2011 through 2014. At the July meeting, the board also determined that, with respect to the performance-based awards that were scheduled to vest based on fiscal 2010 performance, the annual and cumulative Debt Reduction targets were fully achieved and therefore that portion of the options was fully vested and that the annual and cumulative EBITDA targets were partially achieved and therefore that portion of the options was partially vested. However, recognizing the Company's relatively strong performance throughout the recent recession and management's collective efforts to position the Company for strong future growth, the board determined to allow the remaining portion of the unvested options tied to fiscal 2010 performance to vest automatically if the Company achieved the fiscal 2011 performance targets as set forth below.

The fiscal 2011 performance targets for EBITDA and Debt Reduction for purposes of the Option Plan were set in July 2010 at $315.0 million and $110.0 million, respectively. As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment to prevent dilution or enlargement of the economic benefits intended to be made available under the awards, as a result of certain corporate events, including acquisitions or divestitures. The board or the Holdings Compensation Committee typically meets after the end of the fiscal year to determine whether the performance targets for the previous year were met and determine the vesting, if any, of outstanding options. Actual EBITDA was $336.9 million and actual Debt Reduction was $126.9 million, respectively, for fiscal 2011. Based on the Company's reported results the Holdings Compensation Committee determined that all of the performance-based options subject to fiscal 2011 performance have vested, and, as a result, the remaining portion of the performance-based options that had previously been unvested based on the fiscal 2010 EBITDA target automatically vested.

We do not have any formal program, plan or practice in place for selecting grant dates for awards under the Option Plan in coordination with the release of material non-public information. No options granted, including those granted in fiscal 2011, were based on material non-public information in determining the number of options awarded or the exercise price thereof, and we did not “time” the release of any material non-public information to affect the value of those awards. The Company does not have any stock ownership requirements or guidelines for its Named Executive Officers.
Retirement Benefits. Each of our continuing Named Executive Officers participates in qualified defined contribution retirement plans maintained by the Company on substantially the same terms as our other participating employees. None of the Named Executive Officers participated in a defined benefit retirement plan in 2011. In 2011, the Company terminated its former Rexnord Supplemental Executive Retirement Plan, in which certain former executive officers participated, as the Company determined it was no longer necessary or appropriate to maintain such a plan; none of the current executive officers has ever participated in that plan.

Severance Benefits. The Named Executive Officers do not have individual severance or change in control agreements; rather, they are covered under a corporate severance policy that applies to our employees whose employment is involuntarily terminated under various conditions described in the plan document. Severance benefits under the policy generally include cash payments equal to weekly base salary for up to 52 weeks depending on the level of position and years of seniority and up to six months of COBRA subsidy for medical, dental and/or vision insurance, although specific amounts payable upon a termination of employment could and do vary depending on individual circumstances.

The Company generally does not enter into severance or change in control agreements or other special arrangements with executive officers or employees because the Company believes the severance policy provides adequate support following a covered termination and that all employees should receive the similar benefits (relative to their position) without special treatment; however, the Committee regularly reconsiders whether such agreements should be adopted, and may adjust in individual circumstances, in view of then-current circumstances. In addition, outstanding options granted under the Option Plan may become fully vested immediately if Rexnord Holdings experiences certain liquidity events, such as being acquired, as set forth in the Option Plan. We maintain the corporate severance policy because we believe that it is appropriate to provide severance benefits to employees whose employment terminates in various circumstances and believe that doing so helps us attract and retain highly qualified employees.
Other Personal Benefits. The Company and its subsidiaries provide the Named Executive Officers with personal benefits, such as reimbursement of travel and remote office expenses, automobile-related benefits, club dues and moving and relocation expenses, all of which the Company believes are reasonable, competitive and consistent with its overall compensation program. In that regard, the Committee has periodically reviewed the benefits provided to the Named Executive Officers. In particular, during fiscal 2011, Mr. Adams received estate planning assistance and club dues; Mr. Shapiro received relocation expenses; Mr. Moore received reimbursement of commuting expenses and club dues; and Mr. Jeyarajah received reimbursement of office expenses for an office located in Washington D.C. and club dues. In addition, the Named Executive Officers, other than Mr. Jeyarajah, either receive an automobile allowance or participate in an automobile leasing program.
Employment Agreements. The Company generally does not enter into employment agreements with its domestic employees, including with its executive officers, because the Company believes that management and executives should be treated similarly to other employees and should be subject to at-will employment. Instead, the Company enters into employment offer letters to set forth the terms and conditions of employment. The Company has, from time to time, entered into employment agreements with certain individuals, for example, in connection with acquisitions or significant transactions in order to retain key individuals; the Committee also regularly considers whether employment agreements should be adopted, and may adjust in individual circumstances, in view of then-current circumstances. The Company has not entered into an employment agreement with any of the Named Executive Officers.

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
George M. Sherman
Laurence M. Berg
Damian Giangiacomo

Compensation Committee Interlocks and Insider Participation

Messrs. Berg, Giangiacomo and Martinez, whose names appear on the Compensation Committee Report above, became Compensation Committee members immediately following the Apollo acquisition in July 2006. Each of these directors is a partner of Apollo Management, L.P., the controlling stockholder of Rexnord Holdings. In fiscal 2011, we incurred $3.0 million of annual consulting fees payable to Apollo or its affiliates, pursuant to the management consulting agreement with Apollo. During fiscal 2011, the Company, Mr. Sherman and two entities controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC were parties to a consulting agreement. Mr. Sherman was employed by the Cypress entities during fiscal 2011. In fiscal 2011, the Company reimbursed approximately $26,713 in out-of-pocket expenses to Mr. Sherman, whose name also appears on the above Compensation Committee Report. Mr. Jeyarajah served on the Compensation Committee until he became an executive officer of the Company in April 2010; in connection with his appointment as an executive officer, he ceased serving on the Compensation Committee and ceased serving as Managing Director of the Cypress Group. See Part II, Item 8, Note 17 of the notes to consolidated financial statements and Part III, Item 13 for more information regarding the management consulting agreements with Apollo and Cypress. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity during the fiscal year ended March 31, 2011.

Executive Compensation Information
Summary Compensation Table
The following table presents information about the compensation of our “Named Executive Officers,” as such term is defined in SEC rules. For fiscal 2011, our Named Executive Officers include our Chief Executive Officer, our Chief Financial Officer and our two other executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards * ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Todd A. Adams*	2011	$577,885	$—	$—	$602,713	$1,000,000	$—	$30,481	$2,211,079
President and Chief Executive Officer	2010	$419,827	$—	$—	$1,480,560	$625,000	$—	$11,811	$2,537,198
	2009	$278,031	$58,250	$—	$345,876	$141,750	$—	$17,888	$841,795
Michael H. Shapiro*	2011	$300,000	$—	$—	$—	$185,900	$—	$159,896	$645,796
Vice President and Chief Financial Officer	2010	$28,846	$—	$—	$444,126	$12,000	$—	$1,366	$486,338
George C. Moore*	2011	$365,885	$—	$—	$—	$206,500	$—	$77,184	$649,569
Executive Vice President	2010	$432,600	$—	$—	$—	$248,700	$—	$68,350	$749,650
	2009	$430,177	$—	$—	$—	$146,000	$—	$98,274	$674,451
Praveen R. Jeyarajah**	2011	$369,231	$—	$—	$—	$266,700	$—	$28,240	$664,171
Executive Vice President - Corporate & Business Development

*    Mr. Adams served as Chief Financial Officer from April 1, 2008 until his appointment as President and Chief Executive Officer on September 11, 2009. From September 11, 2009 until February 15, 2010, Mr. Moore served as Acting Chief Financial Officer. Mr. Shapiro began serving as Vice President and Chief Financial Officer on February 15, 2010 and the information related to him in the table reflects his compensation since that date.
**    Mr. Jeyarajah began serving as Executive Vice President - Corporate & Business Development on April 19, 2010 and the information related to him in the table reflects his compensation since that date.
(1)    Salary reflects amounts actually paid during the fiscal year.
(2)    The amounts in column (f) reflect the grant date fair value computed in accordance with ASC 718 for option awards under the Option Plan made in each year. ASC 718 requires the Company to recognize compensation expense for stock options and other stock-related awards granted to our employees and directors based on the estimated fair value under ASC 718 of the equity instrument at the time of grant. For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of option awards contained in Part II, Item 8, Note 14 - Stock Options, to our audited consolidated financial statements included elsewhere in this Form 10-K. Equity-based awards are denominated in shares of common stock of Rexnord Holdings.
(3)    The amounts in column (g) represent the dollar amount payable as cash incentive awards under the Company's MICP to the Named Executive Officers for the respective fiscal year's performance.
(4)    The amounts in column (i) include the items listed in the table below.

Name	Year	401(k) Matching Contribution ($)	401(k) Personal Retirement Account (“PRA”) ($)	Automobile Allowance and Related Expenses ($)	Estate Planning ($)	Club Dues ($)	Moving / Relocation Expenses ($)	Commuting / Remote Location Expenses ($)	Total ($)
Todd A. Adams	2011	$8,769	$2,933	$2,278	$1,850	$14,650	$—	$—	$30,481
Michael H. Shapiro	2011	4,793	1,500	14,208	—	—	139,395 (a)	—	159,896
George C. Moore	2011	7,487	1,750	14,208	—	395	—	53,344 (b)	77,184
Praveen R. Jeyarajah	2011	4,615	2,000	—	—	395	—	21,230 (b)	28,240

(a)
Includes $80,315 of expenses related to the sale of Mr. Shapiro's former home and associated relocation expenses, including closing costs and moving of household goods, as well as a related tax reimbursement of $59,080.

(b)
In the case of Mr. Moore, includes reimbursement of $31,245 of travel expenses in connection with travel to and from Mr. Moore's principal residence, which is located out-of-state, as well as a related tax reimbursement of $22,099. In the case of Mr. Jeyarajah, includes reimbursement of office expenses for an office located in Washington, D.C.

Narrative to Summary Compensation Table
The “Summary Compensation Table” above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2011, 2010 and 2009. The primary elements of each Named Executive Officer's total compensation reported in the table are base salary, long-term equity incentives consisting of stock options, cash incentive compensation and, for certain Named Executive Officers, a discretionary bonus. Named Executive Officers also earned or were paid the other benefits listed in Column (i) of the “Summary Compensation Table.”
The “Summary Compensation Table” should be read in conjunction with the tables and narrative descriptions that follow. The “Grants of Plan-Based Awards in Fiscal 2011” table, and the description of the material terms of the stock options that follows it, provide information regarding the long-term equity incentives awarded to our Named Executive Officers in fiscal 2011. The “Outstanding Equity Awards at Fiscal 2011 Year-End” and “Option Exercises and Stock Vested in Fiscal 2011” tables provide further information regarding the Named Executive Officers' potential realizable value and actual value realized with respect to their equity awards. The “Nonqualified Deferred Compensation Plans” table and related narrative describe the benefits payable to Mr. Adams pursuant to the Company's Signing Bonus Plan. The discussion under “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control” below is intended to further explain potential future payments that are, or may become, payable to our Named Executive Officers under certain circumstances.

Grants of Plan-Based Awards in Fiscal 2011

The following table presents information about grants of plan-based awards made to our Named Executive Officers during the fiscal year ended March 31, 2011.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(8) (#)	Exercise of Base Price of Option Awards(9) ($)	Grant Date Fair Value of Stock & Option Awards(10) ($)
			Threshold(2) ($)	Target(3) ($)	Maximum(4) ($)	Threshold(5) (#)	Target(6) (#)	Maximum(7) (#)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Todd A. Adams	Options	10/29/2010	—	—	—	10,000	20,000	20,000	—	20,000	$37.00	$602,713
	MICP	6/1/2010	$325,000	$650,000	—	—	—	—	—	—	—	—
Michael H. Shapiro	MICP	6/1/2010	75,000	150,000	—	—	—	—	—	—	—	—
George C. Moore	MICP	6/1/2010	87,500	175,000	—	—	—	—	—	—	—	—
Praveen R. Jeyarajah	MICP	6/1/2010	100,000	200,000	—	—	—	—	—	—	—	—
(1)    Amounts reflect target cash incentive awards under the MICP for the 2011 fiscal year for each Named Executive Officer. Actual amounts paid, if any, under the MICP for fiscal 2011 are included in the “Non-Equity Incentive Plan Compensation” column in the “Summary Compensation Table” above.
(2)    There is no minimum amount payable under the MICP. No payout is earned if either the Company fails to achieve the minimum corporate targets for EBITDA and De-levered Free Cash Flow, or if an individual receives a zero achievement on his personal performance multiplier. The Threshold amount is 50% of the Target amount and represents the amount payable under the MICP if 90% of each of the performance measures is met and a 1.0 personal performance multiplier is applied. For each percentage point by which the Company missed its corporate financial performance targets, the potential bonus is reduced by 5 percentage points; no bonus is paid if the company does not reach at least 90% of one of the corporate financial measures.
(3)    Represents the amount payable under the MICP if 100% of the corporate financial performance measures are met and a 1.0 personal performance multiplier is applied, assuming each executive's current annual base salary, excluding any additional discretionary bonus which could be paid under the plan.
(4)    The MICP does not set a limit on the maximum incentive opportunity payable with respect to the corporate financial performance-based portion of the incentive formula. For each percentage point above Target, the potential bonus is increased incrementally, in an amount equal to 2.5 percentage points for each of the first 10 percentage points over the Target and, thereafter, by 5 percentage points for each percentage point over 110% of the Target.
(5)    Represents the minimum number of option shares that would vest under the Named Executive Officer's award under the Option Plan if the lowest performance threshold for vesting is satisfied.
(6)    Represents the number of option shares that would vest under the Named Executive Officer's award under the Option Plan if 100% of the target performance for each metric under the plan is satisfied.
(7)    Represents the maximum number of options that could vest under the Named Executive Officer's award under the Option Plan if the maximum performance threshold for vesting is satisfied.
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
(10)    This amount represents the grant date fair value of the option awards calculated in accordance with ASC 718. See also the discussion of option awards contained in Part II, Item 8, Note 14 - Stock Options, to our audited consolidated financial statements included elsewhere in this Form 10-K.

Narrative to Grants of Plan Based Awards
As described under “Compensation Discussion and Analysis - 2011 Executive Compensation Components - Annual Performance-Based Awards,” the MICP provides for cash incentive awards based on specified criteria. For Messrs. Adams, Shapiro, Moore and Jeyarajah, the goals are based on: the achievement of personal goals, referred to as AIPs, and the achievement of minimum annual corporate financial performance targets.

Under the Option Plan, the vesting criteria for 50% of all options granted to our Named Executive Officers in fiscal 2011 is based upon annual and cumulative corporate financial performance targets over a five-year period; the other 50% of such options vest in five equal amounts annually based on continued employment with the Company, subject to accelerated vesting or other modifications, as determined by the Holdings Compensation Committee. As is customary in incentive plans such as the Option Plan, the performance targets established for awards are subject to adjustment (such as the number and kind of shares with respect to which options may be granted, the number and kind of shares subject to outstanding options, the exercise price with respect to any option and the financial or other targets specified in an option award agreement) appropriate to prevent dilution or enlargement of the economic benefits intended to be made available under the awards as a result of certain corporate events, including as a result of an acquisition or divestiture.

Outstanding Equity Awards at Fiscal 2011 Year-End
The following table presents information about outstanding and unexercised options held by our Named Executive Officers at March 31, 2011.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(3) (#)	Option Exercise Price ($)	Option Expiration Date(4)
(a)		(b)	(c)	(d)	(e)	(f)
Todd A. Adams	7/21/2006	13,683 (1)	—	—	$7.13	7/27/2014
	7/21/2006	27,036	3,461	4,109	$19.94	7/21/2016
	4/19/2007	27,026	3,967	8,678	$19.94	4/19/2017
	6/24/2008	8,235	6,480	6,885	$40.00	6/24/2018
	7/30/2009	9,450	21,600	22,950	$20.00	7/30/2019
	9/11/2009	21,000	48,000	51,000	$20.00	9/11/2019
	10/29/2010	—	20,000	20,000	$37.00	10/29/2020
Michael H. Shapiro	2/15/2010	4,500	18,000	22,500	$20.00	2/15/2020
George C. Moore	10/25/2006	9,733	3,461	4,109	$19.94	10/25/2016
	4/19/2007	16,380	5,824	12,740	$19.94	4/19/2017
Praveen R. Jeyarajah	4/19/2007	37,950	5,571	12,186	$19.94	4/19/2017
	10/29/2009	40,312	61,013	29,418	$20.00	10/29/2019

(1)    Represents options granted by our predecessor to purchase common stock of RBS Global held by Mr. Adams which were converted into the right to purchase 13,683 shares of Rexnord Holdings common stock at a price per share of $7.13 in connection with the Apollo acquisition (“Roll-Over Options”).
(2)    Represents the unvested portion of the options granted to the Named Executive Officer under the Option Plan that vest based on continued employment in equal annual amounts on each of the first five anniversaries (or, in the case of the October 29, 2009 grant to Mr. Jeyarajah, the first three anniversaries) of the respective grant date.

(3)    Except in the case of the October 29, 2009 grant to Mr. Jeyarajah, represents the unvested portion of the options granted to the Named Executive Officer under the Option Plan that are subject to performance-based vesting over five years from the date of grant subject to the Company meeting certain specific performance targets in that five-year period, which include both annual and cumulative EBITDA and Debt Reduction targets. For the October 29, 2009 grant to Mr. Jeyarajah, the performance-based vesting occurs over a three-year period.
(4)    The option expiration date shown in column (f) above is the stated expiration date, and the latest date that the options may be exercised. The options may terminate earlier upon a termination of employment or in connection with a change in control of the Company.

Narrative to the Outstanding Equity Awards
Outstanding options currently consist of Roll-Over Options (described above) granted to Mr. Adams in connection with the Apollo acquisition and incentive-based and time-based options granted to Messrs. Adams, Shapiro, Moore and Jeyarajah pursuant to the Option Plan.
The options granted under the Option Plan may become fully vested immediately if Rexnord Holdings experiences certain liquidity events, such as certain business combinations or other events, as set forth in the Option Plan.
Option Exercises and Stock Vested in Fiscal 2011
No options were exercised by Named Executive Officers in fiscal 2011.
Pension Benefits
None of the Company's Named Executive Officers participated in any qualified or nonqualified defined-benefit pension plans as of March 31, 2011.

Nonqualified Deferred Compensation Table
The following table presents information regarding contributions to, earnings accrued under and distributions from our nonqualified defined contribution and other nonqualified deferred compensation plans during the fiscal year ended March 31, 2011.

Name	Plan Name	Executive Contribution in Last FY ($)	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)		(b)	(c)	(d)	(e)	(f)
Todd A Adams	Signing Bonus Plan	$—	$—	$—	$—	$97,599
Michael H. Shapiro	—	$—	$—	$—	$—	$—
George C. Moore	—	$—	$—	$—	$—	$—
Praveen R. Jeyarajah	—	$—	$—	$—	$—	$—

Narrative to the Nonqualified Deferred Compensation Table

Mr. Adams is a participant in the Rexnord Special Signing Bonus Plan (the “Signing Bonus Plan”). The Company established the Signing Bonus Plan effective July 21, 2006 to provide for a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries who agreed to provide services to the Company following the date of its adoption (which was the date of the July 2006 Apollo acquisition). Bonuses become payable to participants upon the earliest to occur of: (i) a change in control of the Company, (ii) the participant's separation from service or (iii) a date specified in the participant's plan participation letter, which for Mr. Adams is within 30 days after November 25, 2012. Bonus amounts are not credited with interest or other earnings. None of the other Named Executive Officers is a participant in the Signing Bonus Plan.

Employment-Related Agreements and Potential Payments Upon Termination or Change in Control
The Company generally does not enter into employment agreements with its domestic employees, including with its executive officers, because the Company believes that management and executives should be treated similarly to other employees and should be subject to at-will employment. Instead, the Company enters into employment offer letters to set forth the terms and conditions of employment. The Company has, from time to time, entered into employment agreements with certain individuals, for example, in connection with acquisitions or significant transactions in order to retain key individuals; the Committee also regularly considers whether employment agreements should be adopted in view of then-current circumstances. The Company has not entered into an employment agreement with any of the Named Executive Officers.
Offer Letters. The Company, through its subsidiaries, has entered into employment offer letters with Messrs. Adams, Shapiro, Moore and Jeyarajah.
Mr. Adams and the Company executed an employment offer letter on April 2, 2008 in connection with his appointment as the Company's Chief Financial Officer. In September 2009, Mr. Adams was appointed President and Chief Executive Officer, at which time, his annual base salary was increased and his target bonus under the MICP was set at 100% of his base salary.
In connection with being hired as Vice President and Chief Financial Officer, Mr. Shapiro executed an employment offer letter with the Company on February 1, 2010. The offer letter provided for, among other things, an initial base salary of $300,000; an opportunity to participate in the MICP with a target bonus of 50% of his base salary, to participate in other benefit programs and to receive grants of stock options under the Option Plan; and payment of relocation costs and expenses.
Mr. Moore and the Company executed an employment offer letter on July 27, 2006. The offer letter provided for an initial base salary of $400,000 for the first year of his employment and a base salary of $275,000 for the second year of his employment based on the transitioning of his then role and responsibilities as Chief Financial Officer. The Company and Mr. Moore subsequently agreed to delay the reduction of Mr. Moore's base salary for subsequent years of employment that was contemplated by the offer letter. For fiscal 2011, given his transitioning out of the Chief Financial Officer position, the Company adjusted Mr. Moore's salary in accordance with the intent of the offer letter.
Mr. Jeyarajah and the Company executed an employment offer letter on April 19, 2010 in connection with his appointment as Executive Vice President - Corporate & Business Development of the Company. Mr. Jeyarajah's initial annual base salary was negotiated and, pursuant to his employment offer letter, was set at $400,000; he is eligible to participate in the MICP with an initial target bonus opportunity of 50% of base salary, to participate in other benefit programs of the Company and to receive grants of stock options under the Option Plan; and he receives reimbursement of reasonable office expenses for an office located in Washington, D.C. In addition, in connection with his appointment, Mr. Jeyarajah's outstanding options to purchase shares of common stock of Rexnord Holdings were amended and restated to reflect his current position as Executive Vice President - Corporate & Business Development.
Other Potential Payments to the Named Executive Officers. Messrs. Adams, Shapiro, Moore and Jeyarajah are covered under a corporate severance policy that applies to our employees whose employment is involuntarily terminated under various conditions described in the plan document. Severance benefits under the policy generally include cash payments equal to weekly base salary for up to 52 weeks depending on the level of position and years of seniority and up to six months of COBRA subsidy for medical, dental and/or vision insurance, although specific amounts payable upon a termination of employment could and do vary depending on individual circumstances. The Company generally does not enter into severance or change in control agreements or other special arrangements with executive officers or employees because the Company believes the severance policy provides adequate support following a covered termination and that all employees should receive the similar benefits (relative to their position) without special treatment; ; however, the Committee regularly reconsiders whether such agreements should be adopted, and may adjust in individual circumstances, in view of then-current circumstances. We maintain the corporate severance policy because we believe that it is appropriate to provide severance benefits to employees whose employment terminates in various circumstances and believe that doing so helps us attract and retain highly qualified employees.
In addition, upon a termination of employment or a change in control, Mr. Adams would be entitled to receive the $97,599 under the Signing Bonus Plan. The Signing Bonus Plan was established effective July 21, 2006 to provide for the award of a cash bonus to certain employees, directors, consultants and other service providers of the Company and its subsidiaries. All amounts under the Signing Bonus Plan are fully vested and payable to participants upon the earliest to occur of: (i) a change of control of the Company, (ii) the separation from service of the participant or (iii) a date specified for each participant (which is within 30 days after November 25, 2012 in the case of Mr. Adams).

Additionally, in the event of a change in control, the Option Plan permits the Committee to take one of a series of actions, including causing outstanding option grants to be subject to accelerated vesting or repurchase by the Company.
The following table sets forth the estimated current value of benefits that could be paid to our Named Executive Officers upon a termination without cause or a termination in connection with a change in control under the corporate severance policy and/or the terms of various benefits plans available to the Named Executive Officers. These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers; the actual amounts would be known only at the time that they become eligible for payment and would be payable only if a termination event or change in control were to occur. The tables reflect the amounts that could be payable under the various arrangements if a termination event or change of control had occurred at March 31, 2011. The table does not include certain payments that are generally otherwise available on a non-discriminatory basis to all U.S. salaried employees or that were earned irrespective of the termination.

Name	Cash ($)	Equity (1) ($)	Pension / Non-Qualified Deferred Compensation ($)	Perquisites / Benefits ($)	Tax Reimbursement ($)	Other ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Termination Without Cause
Todd A. Adams	$400,000	$—	$97,599	—	—	—	$497,599
Michael H. Shapiro	155,769	—	—	—	—	—	155,769
George C. Moore	201,923	—	—	—	—	—	201,923
Praveen R. Jeyarajah	200,000	—	—	—	—	—	200,000
Termination in Connection with Change in Control
Todd A. Adams	$400,000	2,785,221	97,599	—	—	—	3,282,820
Michael H. Shapiro	155,769	688,500	—	—	—	—	844,269
George C. Moore	201,923	445,847	—	—	—	—	647,770
Praveen R. Jeyarajah	200,000	1,840,247	—	—	—	—	2,040,247

(1)
Upon a change in control, outstanding unvested stock options could become vested under the terms of the Option Plan. The amount shown represents the difference in value of the outstanding unvested options between their exercise price and the most recent valuation of the Company of $37.00 per share. The amount does not include the value of any options that have already vested at the time of termination, even though the Named Executive Officer could receive the value of those options in connection with a termination, along with other already-earned compensation.

Other than the Signing Bonus and a payout of outstanding unvested options upon a termination in connection with a change in control described above, upon a termination for any other reason (e.g., retirement, death, disability, voluntary termination), the Named Executive Officers would receive payments and benefits, if any, under the corporate severance policy, as well as the right to the value of already vested stock options, both of which are generally available on a non-discriminatory basis to all other U.S. salaried employees, and would not receive any other payments or benefits that are generally not available on a non-discriminatory basis to all other U.S. salaried employees.
Director Compensation

The table below summarizes the compensation we paid to persons who were non-employee directors of the Company for the fiscal year ended March 31, 2011. Director fees were paid for board service related to the RBS Global board of directors.

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George M. Sherman	$298,000	$—	$—	$—	$—	$—	$298,000
Laurence M. Berg	$48,000	$—	$—	$—	$—	$—	$48,000
Peter P. Copses	$48,000	$—	$—	$—	$—	$—	$48,000
Damian J. Giangiacomo	$48,000	$—	$—	$—	$—	$—	$48,000
Steven Martinez	$48,000	$—	$—	$—	$—	$—	$48,000
John S. Stroup	$49,000	$—	$—	$—	$—	$—	$49,000
(1) No options were granted to non-employee directors in fiscal 2011. The following table presents the aggregate number of outstanding unexercised options (including, in the case of Messrs. Sherman and Stroup, options that have not yet vested) held by each of our non-employee directors as of March 31, 2011.

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
Narrative to Directors’ Compensation Table
In fiscal 2011, we paid certain fees to our non-employee directors. In addition, directors are eligible to receive equity-based awards from time to time on a discretionary basis. Directors who are also employees of the Company receive no additional compensation for their service as directors. In fiscal 2011, Mr. Jeyarajah was a non-employee director of the Company until his appointment as Executive Vice President - Corporate & Business Development in April 2010; however, in accordance with Company policy, he did not receive any fees for his service on the board during fiscal 2011. See the executive compensation disclosures above for information related to Mr. Jeyarajah's compensation in fiscal 2011.

In fiscal 2011, Messrs. Sherman, Berg, Copses, Giangiacomo and Martinez received an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $2,000 for each board meeting attended in person. With respect to Messrs. Berg, Copses, Giangiacomo and Martinez (i.e. the directors appointed by Apollo), the amount of fees are set forth in the stockholders agreements executed at the time at the Apollo transaction. Fifty percent of the meeting fee is paid for board meetings attended by teleconference. Mr. Stroup receives annual cash compensation comprised of (i) a $35,000 annual fee, (ii) fees of $2,500 per board meeting attended and (iii) committee attendance fees of $1,000 per meeting. In addition, in fiscal 2011, Mr. Sherman received a fee of $250,000 for his service as Chairman of the Board. The cash retainer and meeting and chairmanship fees paid to non-employee directors described above will remain the same for fiscal 2012.

On July 22, 2006, we entered into the Cypress agreement, as described in Part II, Item 8, Note 17 - Related Party Transactions, of the consolidated financial statements. Under the terms of the agreement, options to purchase 130,743 and 165,244 shares of Rexnord Holdings common stock were granted to Cypress and Mr. Sherman, respectively. Pursuant to the Option Plan, 50% of the options vest based on continued service in equal annual amounts on the first five anniversaries of February 7, 2007, the date of the Zurn acquisition, and the remaining 50% of the options are subject to performance-based vesting over five years, subject to the Company meeting certain specific annual and cumulative corporate financial performance targets in each of the fiscal years 2008 through 2012. Under the agreement, Mr. Sherman is also entitled to reimbursement for all reasonable travel and other expenses incurred in connection with our business. In order that the Company could grant additional options under the Option Plan, in October 2009, at the request of Cypress, the Company cancelled Cypress' options to purchase 130,743 shares of Rexnord Holdings common stock and all rights thereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
RBS Global and Rexnord LLC are 100% owned (indirectly through Chase Acquisition I, Inc.) by Rexnord Holdings. The following table sets forth information regarding the beneficial ownership of Rexnord Holdings common stock, as of March 31, 2011, and shows the number of shares and percentage owned by each person known to beneficially own more than 5% of the common stock of Rexnord Holdings, each of our current executive officers, each member of the Board of Directors of RBS Global and Rexnord LLC, and all of our current executive officers and members of our Boards of Directors as a group.

Name of Beneficial Owner		Shares	Ownership Percentage
Apollo Management, L.P.	(1)	15,027,277	93.8%
George M. Sherman	(2)	1,431,805	8.5%
Todd A. Adams	(3)	143,565	*
Michael H. Shapiro	(4)	9,000	*
George C. Moore	(5)	113,789	*
Praveen R. Jeyarajah	(6)	131,352	*
Laurence M. Berg	(7)(11)	10,000	*
Peter P. Copses	(8)(11)	10,000	*
Damian J. Giangiacomo	(9)(11)	10,000	*
Steven Martinez	(10)(11)	10,000	*
John S. Stroup	(12)	1,500	*
Current directors and executive officers as a Group (10 persons)	(13)	1,871,011	11.0%
________________________

*	Indicates less than one percent
(1)    Represents 7,883,506 shares owned by Rexnord Acquisition Holdings I, LLC and 7,143,771 shares owned by Rexnord Acquisition Holdings II, LLC. Apollo Management VI, L.P. ("Management VI") is the manager of Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition II, LLC. AIF VI Management, LLC ("AIF VI LLC") is the general partner of Management VI and Apollo Management, L.P. ("Apollo Management") is the sole member-manager of AIF VI LLC. Each of Management VI, AIF VI LLC and Apollo Management disclaims beneficial ownership of the shares owned by Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, except to the extent of any pecuniary interest therein. The address of each of Management VI, AIF VI LLC and Apollo Management is c/o Apollo Management L.P., 9 West 57th Street, New York, NY 10019. Leon Black, Joshua Harris and Marc Rowan effectively have the power to exercise voting and investment control over Apollo Management, with respect to the shares held by the Apollo funds. Each of Messrs. Black, Harris and Rowan disclaim beneficial ownership of such shares.
(2)    Includes 131,877 shares held by Mr. Sherman and 559,509 shares held by Cypress Industrial Holdings, LLC, over which Mr. Sherman has sole voting and dispositive power. Includes options to purchase 519,407 and 221,012 shares held by Mr. Sherman and Cypress Industrial Holdings, LLC, respectively, that are exercisable within 60 days and over which Mr. Sherman has sole voting and dispositive power.
(3)    Represents options to purchase 143,565 shares held by Mr. Adams that are exercisable within 60 days.
(4)    Represents options to purchase 9,000 shares held by Mr. Shapiro that are exercisable within 60 days.
(5)    Includes 1,800 shares transferred by Mr. Moore to his children, over which Mr. Moore has sole voting power. Also includes options to purchase 37,138 shares held by Mr. Moore that are exercisable within 60 days.
(6)    Includes options to purchase 101,221 shares held by Mr. Jeyarajah that are exercisable within 60 days.
(7)    Represents options to purchase 10,000 shares held by Mr. Berg that are exercisable within 60 days.

(8)    Represents options to purchase 10,000 shares held by Mr. Copses that are exercisable within 60 days.
(9)    Represents options to purchase 10,000 shares held by Mr. Giangiacomo that are exercisable within 60 days.
(10)     Represents options to purchase 10,000 shares held by Mr. Martinez that are exercisable within 60 days.
(11)    Each of the persons affiliated with Apollo who is also a partner or senior partner of Apollo may be deemed a beneficial owner of the shares owned by Apollo due to his status as an affiliate of Apollo. Each such person disclaims beneficial ownership of any such shares in which he or she does not have a pecuniary interest. The address of each such person and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, NY 10019.
(12)    Represents options to purchase 1,500 shares held by Mr. Stroup that are exercisable within 60 days.
(13)    Includes an aggregate of options to purchase 1,072,843 shares that are exercisable within 60 days held by all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes above, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. For purposes of the beneficial ownership table above, the Company had, as of March 31, 2011, not yet formally approved the vesting of the performance-based options eligible to vest with respect fiscal 2011 Company financial performance, and the “catch-up” vesting with respect to the performance-based options tied to fiscal 2010 performance had not yet occurred. However, based on the Company's reported results, 100% of all such options vested and, therefore, all such options are included in the table above as they are exercisable by the holder within 60 days of March 31, 2011.

Shares of stock of Rexnord Holdings other than those held by Apollo are subject to certain transfer and other restrictions as set forth in the stockholders agreements entered into at the time of the Apollo transactions. For more information about the stockholders agreements, see Item 13, below, of this annual report
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the Company's equity compensation as of March 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,570,513	$19.73	139,070
Equity compensation plans not approved by security holders	—	—	—
Total	2,570,513	$19.73	139,070
________________________
(1)    Includes 377,623 of Rollover Options and 2,192,890 options granted under the 2006 Stock Option Plan of Rexnord Holdings, Inc. For further details on options, see Part II Item 8, Note 14 - Stock Options, of the notes to the consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationship and Related Transactions
Management Service Fees
The Company has a management services agreement with Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, which became effective July 22, 2006 (and was amended and restated on February 7, 2007), the Company incurred $3.0 million of costs during the year ended March 31, 2011, plus out-of-pocket expenses. Unless the parties mutually agree to an earlier termination, this agreement will remain in effect for a term of twelve years, and shall automatically extend for successive one-year terms thereafter, unless notice is given as set forth in the agreement. In addition, Apollo's obligation to provide services under the agreement shall continue through and until the earlier of (i) the expiration of the term as defined above, (ii) a change of control or (iii) an initial public offering (as these terms are defined in the agreement).
Consulting Services
Rexnord LLC has had a management consulting agreement (the “Cypress Agreement”) with Mr. George Sherman, a director of Rexnord LLC and the Chairman of the Board of RBS Global, and two entities controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, since July 21, 2006. Effective February 7, 2007, the Cypress Agreement was amended and restated. The amended and restated agreement provides that Mr. Sherman has a right to serve as a director of Rexnord LLC and as Non-Executive Chairman of the Board of Directors of RBS Global and Rexnord Holdings. The amended and restated agreement also eliminated the annual consulting fees payable to Mr. Sherman and/or Cypress, but maintained provisions for the reimbursement of certain out-of-pocket expenses incurred in connection with performing the agreement. During fiscal 2011, Mr. Sherman did not receive consulting fees under the Cypress Agreement; he did, however, receive fees for serving on the Company's board of directors, including a $250,000 for serving as Chairman of the Board. See the section entitled “Director Compensation” in Item 11 above.

During the year ended March 31, 2011, the Company paid fees of approximately $0.4 million for consulting services provided by Next Level Partners, L.L.C. (“NLP”), an entity that is controlled by certain minority shareholders of the Company. NLP provided consulting services to the Company related primarily to lean manufacturing processes, consolidation and integration of operations, strategic planning and recruitment of managers and executives.
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
Dividend Payments
For the year ended March 31, 2011, the Company made $2.4 million of dividend payments, substantially all of which was used by Rexnord Holdings for share repurchases in connection with stock option exercises. On May 6, 2011, the Company paid a $100.0 million dividend, substantially all of which is expected to be used to retire outstanding Rexnord Holdings' PIK Toggle Senior Indebtedness due 2013.
Other
The Company makes cash payments to Chase Acquisition I Inc. and Rexnord Holdings to enable them to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to the Company subsidiaries' income and (ii) franchise taxes and other fees required to maintain their legal existence.

The Company's engineering and sourcing center in Zhuhai, China has an agreement with Bath Acquisition Corp. (“Bath”) (the former bath segment of Jacuzzi Brands, Inc., which was subsequently purchased by an Apollo affiliate) to perform certain sourcing, engineering and product development services which are reimbursed based on actual costs incurred by the Company. The Company earned $0.1 million during fiscal 2011 for services rendered under this agreement. At March 31, 2011 the Company had an outstanding receivable from Bath in the amount of $0.1 million.
Director Independence
The board of directors has not made a determination, under the New York Stock Exchange's (or any other) definition of independence, as to whether each director is “independent” because all of the members of our board have been appointed by the majority stockholder of our indirect parent, Rexnord Holdings. The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
The aggregate audit fees billed, including reimbursement of actual expenses, by Ernst & Young LLP for professional services rendered for the reviews of our quarterly reports on Form 10-Q, and for the audit of our financial statements and consents for the fiscal years ended March 31, 2011 and 2010 were $1,630,000 and $1,526,000, respectively.
Audit-Related Fees
Ernst & Young LLP billed us $260,000 and $200,000 in fiscal 2011 and 2010, respectively, for audit-related services and other consultation services not associated with the audit process.
Tax Fees
The aggregate tax fees billed by Ernst & Young for tax services rendered to us during fiscal 2011 and 2010 were $900,000 and $226,000, respectively. The tax services rendered to us by Ernst & Young LLP were for domestic tax compliance, foreign tax compliance and tax consulting.
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2011, 2010 and 2009 and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2011, 2010 and 2009 and consist of the following:
Schedule II – Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2009:
Valuation allowance for trade and notes receivable	$8.9	$4.7	$—	$(0.2)	$(4.3)	$9.1
Valuation allowance for excess and obsolete inventory	21.8	17.2	—	(0.9)	(7.3)	30.8
Valuation allowance for income taxes	90.8	53.5	—	—	(11.0)	133.3
Fiscal Year 2010:
Valuation allowance for trade and notes receivable	9.1	0.3	0.2	0.1	(0.1)	9.6
Valuation allowance for excess and obsolete inventory	30.8	7.1	0.5	0.1	(6.5)	32.0
Valuation allowance for income taxes	133.3	7.8	—	0.4	(16.4)	125.1
Fiscal Year 2011:
Valuation allowance for trade and notes receivable	9.6	0.6	—	—	(4.9)	5.3
Valuation allowance for excess and obsolete inventory	32.0	3.8	—	—	(6.3)	29.5
Valuation allowance for income taxes	125.1	(1.6)	—	3.5	(1.7)	125.3

(1)	Uncollectible amounts, dispositions charged against the reserve and utilization of net operating losses.
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
Exhibit 99.2 to Form 8-K filed by the registrants on May 19, 2005.

2.5	Merger Agreement by and among Zurn Industries, LLC, Zurn Acquisition Sub Inc., GA Industries, Inc. and Certain Shareholders dated as of December 20, 2007.	Exhibit 10.1 to Form 8-K filed by the registrants on December 21, 2007.

3.1(a)	Form of Amended and Restated Certificate of Incorporation of RBS Global, Inc., as further amended.	Exhibit 3.1 to Form 10-K filed by the registrants on May 23, 2008.

3.1(b)	Amendment of the Certificate of Incorporation of RBS Global, Inc. dated October 29, 2008.	Exhibit 3.1(A) to Form 10-K filed by the registrants on May 29, 2009.

3.2	Certificate of Formation of Rexnord LLC.	Exhibit 3.2 to Form S-4 Registration Statement (SEC File No. 33-140040) filed by the registrants.

3.3	Amended and Restated By-Laws of RBS Global Inc. as adopted on May 20, 2008.	Exhibit 3.29 to Form 10-K filed by the registrants on May 29, 2009.

3.4	Amended and Restated Limited Liability Company Agreement of Rexnord LLC adopted May 20, 2008.	Exhibit 3.30 to Form 10-K filed by the registrants on May 29, 2009.

4.1(a)	Senior Subordinated Note Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.	Exhibit 4.6 to Form 8-K/A filed by the registrants on July 27, 2006.

4.1(b)
First Supplemental Indenture with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, dated as of July 21, 2006.
Exhibit 4.7 to Form 8-K/A filed by the registrants on July 27, 2006.

4.1(c)
Second Supplemental Indenture with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 7, 2007.
Exhibit 4.16 to Form S-4/A Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.1(d)
Third Supplemental Indenture with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo Bank, dated as of April 1, 2007.
Exhibit 4.16 to Form 10-K filed by the registrants on May 25, 2007.

4.1(e)
Fourth Supplemental Indenture with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 1, 2008.
Exhibit 10.3 to Form 10-Q filed by the registrants on February 5, 2008.

4.1(f)
Fifth Supplemental Indenture with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of February 1, 2008.

X

4.1(g)
Registration Rights Agreement with respect to the 11  3/4% Senior Subordinated Notes due 2016, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.
Exhibit 4.10 to Form 8-K/A filed by the registrants on July 27, 2006.

4.1(h)	Form of Unrestricted Global Note evidencing the 11 3/4% Senior Subordinated Notes due 2016.	Exhibit 4.11 to Form S-4 Registration Statement (SEC File No. 33-140040) filed by the registrants.

4.2(a)
Indenture, dated as of April 28, 2010, with respect to the 8  1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee.
Exhibit 4.1 to Form 8-K filed by the registrants on April 28, 2010.

4.2(b)
Registration Rights Agreement, dated as of April 28, 2010, with respect to the 8  1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the subsidiaries of RBS Global, Inc. party thereto, Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Goldman, Sachs & Co.
Exhibit 4.2 to Form 8-K filed by the registrants on April 28, 2010.

4.2(c)	Form of Unrestricted Global Note evidencing the 8 1/2% Senior Notes due 2018.	Exhibit 4.6(e) to Form S-4 Registration Statement (SEC File No.33-167904) filed by the registrants.

10.1	Amended and Restated Management Consulting Agreement among Rexnord Corporation, George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, effective February 7, 2007.*	Exhibit 10.2 to Form 10-K filed by the registrants on May 23, 2008.

10.2	Amended and Restated Management Consulting Agreement by and between Rexnord Holdings, Inc. and Apollo Management VI, L.P., dated February 7, 2007.*	Exhibit 10.3 to Form 10-K filed by the registrants on May 23, 2008.

10.3	Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other stockholders, dated July 21, 2006.*	Exhibit 10.5 to Form 8-K/A filed by the registrants on July 27, 2006.

10.4
Stockholders’ Agreement of Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006.*
Exhibit 10.6 to Form 8-K/A filed by the registrants on July 27, 2006.

10.5(a)	Rexnord Corporation Special Signing Bonus Plan.*	Exhibit 10.7 to Form 8-K/A filed by the registrants on July 27, 2006.

10.5(b)	Form of Special Signing Bonus Plan Participation Letter.*	Exhibit 10.8 to Form 8-K/A filed by the registrants on July 27, 2006.

10.6(a)	Rexnord Holdings, Inc. 2006 Stock Option Plan, as amended through January 27, 2010*	Exhibit 10.6(a) to Form 10-K filed by the registrants on May 25, 2010.

10.6(b)	Form of Executive Non-Qualified Stock Option Agreement.*	Exhibit 10.10 to Form 8-K/A filed by the registrants on July 27, 2006.

10.6(c)	Form of George M. Sherman Non-Qualified Stock Option Agreement.*	Exhibit 10.11 to Form 8-K/A filed by the registrants on July 27, 2006.

10.6(d)	Form of Non-Employee Director (Apollo Director) Non-Qualified Stock Option Grant.*	Exhibit 10.8 to Form 10-K filed by the registrants on May 25, 2007.

10.6(e)	Stock Option Cancellation and Release Agreement, dated as of October 29, 2009, by and among Rexnord Holdings, Inc. and Cypress Industrial Holdings, LLC.*	Exhibit 10.5 to Form 10-Q filed by the registrants on February 4, 2010.

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
Exhibit 10.2 to Form 8-K/A filed by the registrants on October 9, 2009.

10.14	Rexnord Management Incentive Compensation Plan (revised as of July 29, 2010)*	Exhibit 10.1 to Form 10-Q filed by the registrants on November 12, 2010

10.15	Rexnord Supplemental Retirement Plan adopted May 1, 2008 *	Exhibit 10.21 to Form 10-Q filed by the registrants on August 8, 2008.

10.16	Rexnord Supplemental Executive Retirement Plan As Amended Effective January 1, 2008 *	Exhibit 10.24 to Form 10-Q filed by the registrants on February 10, 2009.

12.1	Computation of ratio of earnings to fixed charges.		X

18.1	Preferability Letter Dated May 12, 2011, From Independent Registered Public Accounting Firm		X

21.1	List of Subsidiaries of the registrants.		X

31.1	Certification of Chief Executive Officer.		X

31.2	Certification of Chief Financial Officer.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer

*	Denotes management plan or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC.

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 12, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	President, Chief Executive Officer	May 12, 2011
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Michael H. Shapiro	Vice President and Chief Financial Officer	May 12, 2011
Michael H. Shapiro	(Principal Financial and Accounting Officer)

/s/ George M. Sherman	Chairman of the Board	May 12, 2011
George M. Sherman

/s/ Praveen R. Jeyarajah	Director	May 12, 2011
Praveen R. Jeyarajah

/s/ Laurence M. Berg	Director	May 12, 2011
Laurence M. Berg

/s/ Peter P. Copses	Director	May 12, 2011
Peter P. Copses

/s/ Damian J. Giangiacomo	Director	May 12, 2011
Damian J. Giangiacomo

/s/ Steven Martinez	Director	May 12, 2011
Steven Martinez

/s/ John S. Stroup	Director	May 12, 2011
John S. Stroup
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)
of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
RBS Global, Inc. is not required to nor does it intend to furnish an Annual Report or a
Proxy Statement to security holders for its 2011 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD LLC

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 12, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	President, Chief Executive Officer	May 12, 2011
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Michael H. Shapiro	Vice President and Chief Financial Officer	May 12, 2011
Michael H. Shapiro	(Principal Financial and Accounting Officer)

/s/ George C. Moore	Director	May 12, 2011
George C. Moore

/s/ George M. Sherman	Director	May 12, 2011
George M. Sherman
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d)
of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
Rexnord LLC is not required to nor does it intend to furnish an Annual Report or a
Proxy Statement to security holders for its 2011 fiscal year.