Form 10-Q
period 2011-07-02
REXNORD LLC; RBS GLOBAL INC
filed 2011-08-02
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark one)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒ *

* (Note: The registrants are voluntary filers not subject to filing requirements. However, the registrants were required to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 at various times during the preceding 12 months, and in any event, the registrants have filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, which would be required to be filed if the registrants were required to file such reports during the entire period.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 2, 2011
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

Private Securities Litigation Reform Act Safe Harbor Statement
Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K for the year ended March 31, 2011 in Part I, Item 1A, “Risk Factors” and in our Current Report on Form 8-K dated May 25, 2011 under the heading "Risk Factors." Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS
RBS Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	July 2, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$226.2	$390.3
Receivables, net	293.8	270.1
Inventories, net	290.8	283.8
Other current assets	38.0	36.5
Total current assets	848.8	980.7
Property, plant and equipment, net	353.2	358.4
Intangible assets, net	639.8	644.7
Goodwill	1,023.8	1,016.2
Insurance for asbestos claims	65.0	65.0
Pension assets	5.1	4.6
Other assets	28.3	31.5
Total assets	$2,964.0	$3,101.1
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$9.7	$11.0
Trade payables	166.6	181.7
Compensation and benefits	50.1	67.9
Current portion of pension and postretirement benefit obligations	6.2	6.1
Interest payable	37.0	51.3
Other current liabilities	89.8	85.4
Total current liabilities	359.4	403.4

Long-term debt	2,209.2	2,209.9
Pension and postretirement benefit obligations	112.0	113.2
Deferred income taxes	207.3	224.1
Reserve for asbestos claims	65.0	65.0
Other liabilities	46.0	47.1
Total liabilities	2,998.9	3,062.7

Stockholders' (deficit) equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid-in capital	438.3	537.1
Retained deficit	(490.7)	(514.9)
Accumulated other comprehensive income	17.4	16.1
Total stockholders' (deficit) equity	(34.9)	38.4
Total liabilities and stockholders' (deficit) equity	$2,964.0	$3,101.1
See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions)
(Unaudited)

	First Quarter Ended
	July 2, 2011	July 3, 2010
Net sales	$476.2	$407.3
Cost of sales	309.3	265.5
Gross profit	166.9	141.8
Selling, general and administrative expenses	91.4	78.2
Amortization of intangible assets	12.5	12.0
Income from operations	63.0	51.6
Non-operating expense:
Interest expense, net	(43.3)	(45.3)
Loss on the extinguishment of debt	—	(100.8)
Other expense, net	(0.2)	(18.5)
Income (loss) before income taxes	19.5	(113.0)
Benefit for income taxes	(4.7)	(37.2)
Net income (loss)	$24.2	$(75.8)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	First Quarter Ended
	July 2, 2011	July 3, 2010
Operating activities
Net income (loss)	$24.2	$(75.8)
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Depreciation	14.7	14.3
Amortization of intangible assets	12.5	12.0
Amortization of deferred financing costs	1.9	2.1
Loss on dispositions of property, plant and equipment	0.1	0.3
Equity in earnings of unconsolidated affiliates	—	(0.4)
Other non-cash (credits) charges	(9.6)	17.3
Loss on debt extinguishment	—	100.8
Stock-based compensation expense	1.2	1.3
Changes in operating assets and liabilities:
Receivables	(33.2)	(5.6)
Inventories	(3.2)	(8.1)
Other assets	(1.0)	(0.3)
Accounts payable	(17.5)	(1.3)
Accruals and other	(26.1)	(35.5)
Cash (used for) provided by operating activities	(36.0)	21.1

Investing activities
Expenditures for property, plant and equipment	(8.1)	(4.4)
Acquisitions, net of cash	(18.2)	—
Proceeds from sale of unconsolidated affiliate	—	0.9
Cash used for investing activities	(26.3)	(3.5)

Financing activities
Proceeds from borrowings of long-term debt	—	1,145.0
Repayments of long-term debt	(0.7)	(1,068.1)
Proceeds from borrowings of short-term debt	0.3	1.6
Repayments of short-term debt	(1.5)	—
Payment of deferred financing fees	(1.3)	(14.6)
Payment of tender premium	—	(63.5)
Dividend payment to parent company	(100.0)	—
Cash (used for) provided by financing activities	(103.2)	0.4
Effect of exchange rate changes on cash and cash equivalents	1.4	(2.6)
(Decrease) increase in cash and cash equivalents	(164.1)	15.4
Cash and cash equivalents at beginning of period	390.3	263.2
Cash and cash equivalents at end of period	$226.2	$278.6

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 2, 2011
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the “Company”). These financial statements do not include the accounts of Rexnord Corporation (formerly known as Rexnord Holdings, Inc.), the indirect parent company of RBS Global, Inc.
The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2012. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K.
The Company
The Company is a growth-oriented, multi-platform industrial company with what it believes are leading market shares and highly trusted brands that serve a diverse array of global end-markets. The Company's heritage of innovation and specification have allowed it to provide highly engineered, mission critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, PEX piping and engineered valves and gates for the water and wastewater treatment market.

Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2012 presentation.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued an update to Accounting Standards Codification ("ASC") No. 220, “Presentation of Comprehensive Income,” which no longer permits presentation of other comprehensive income and its components in the statement of shareholders’ equity. Rather, the Company shall elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement shall be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted.

2. Acquisitions
On April 2, 2011, the Company acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands the Company’s global Process & Motion Control platform. As a result of this transaction, based upon the preliminary purchase price allocation, the Company acquired $15.3 million of intangible assets consisting of $7.7 million of goodwill (which is not deductible for tax purposes) and $7.6 million of all other intangible assets. The preliminary purchase price is subject to final working capital and valuation adjustments which are expected to be completed in fiscal 2012. The Company’s results of operations include Autogard subsequent to April 2, 2011.

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
The effective income tax rate for the first quarter of fiscal 2012 was (24.1)% versus 32.9% in the first quarter of fiscal 2011. The income tax benefit, associated with the income before income taxes, for the first quarter of fiscal 2012 is due to the effect of a significant decrease in the valuation allowance for U.S. foreign tax credit carryforwards for which realization of such benefits is now deemed more-likely-than-not, partially reduced by the accrual of state income taxes and the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits. The income tax benefit, associated with the loss before income taxes, for the first quarter of fiscal 2011 is less than the U.S. federal statutory rate of 35% due to the effect of the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to current period U.S. state NOL's and foreign tax credits generated for which realization of such benefits is not deemed more-likely-than-not.
At July 2, 2011, the Company had a $26.1 million liability for unrecognized net tax benefits. At March 31, 2011, the Company's total liability for unrecognized net tax benefits was $26.0 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 2, 2011 and March 31, 2011, the total amount of gross, unrecognized tax benefits includes $9.0 million and $8.8 million of accrued interest and penalties, respectively. The Company recognized $0.2 million of net interest and penalties as income tax expense during the quarter ended July 2, 2011. The Company recognized $0.1 million of net interest and penalties as income tax expense during the quarter ended July 3, 2010.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2008, state and local income tax examinations for years ending prior to fiscal 2007 or significant foreign income tax examinations for years ending prior to fiscal 2006. With respect to the Company's U.S. federal NOL carryforward, the short tax period ended March 31, 2007 is open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.

4. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in millions):

	First Quarter Ended
	July 2, 2011	July 3, 2010
Net income (loss)	$24.2	$(75.8)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives, net of tax	0.5	(1.6)
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains, net of tax	0.3	0.8
Foreign currency translation adjustments	0.4	13.1

Comprehensive income (loss)	$25.4	$(63.5)

5. Inventories

The major classes of inventories are summarized as follows (in millions):

	July 2, 2011	March 31, 2011
Finished goods	$183.2	$184.1
Work in progress	61.4	53.7
Raw materials	32.4	30.8
Inventories at First-in, First-Out ("FIFO") cost	277.0	268.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	13.8	15.2
	$290.8	$283.8

6. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the first quarter ended July 2, 2011 by operating segment, are presented below (dollars in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2011	$855.9	$190.7	$147.2	$7.1	$—	$345.0
Acquisitions	7.7	1.6	5.9	—	0.1	7.6
Amortization	—	—	(7.1)	(0.3)	(0.1)	(7.5)
Net carrying amount as of July 2, 2011	$863.6	$192.3	$146.0	$6.8	$—	$345.1
Water Management
Net carrying amount as of March 31, 2011	$160.3	$101.7	$187.5	$10.4	$0.1	$299.7
Amortization	—	—	(4.5)	(0.5)	—	(5.0)
Currency translation adjustment	(0.1)	—	—	—	—	—
Net carrying amount as of July 2, 2011	$160.2	$101.7	$183.0	$9.9	$0.1	$294.7
Consolidated
Net carrying amount as of March 31, 2011	$1,016.2	$292.4	$334.7	$17.5	$0.1	$644.7
Acquisitions	7.7	1.6	5.9	—	0.1	7.6
Amortization	—	—	(11.6)	(0.8)	(0.1)	(12.5)
Currency translation adjustment	(0.1)	—	—	—	—	—
Net carrying amount as of July 2, 2011	$1,023.8	$294.0	$329.0	$16.7	$0.1	$639.8

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of July 2, 2011 and March 31, 2011 are as follows (in millions):

		July 2, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(19.6)	$16.7
Customer relationships (including distribution network)	12 Years	540.0	(211.0)	329.0
Non-compete	2 Years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		294.0	—	294.0
		$870.5	$(230.7)	$639.8

		March 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(18.8)	$17.5
Customer relationships (including distribution network)	12 Years	534.1	(199.4)	334.7
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.4	—	292.4
		$862.9	$(218.2)	$644.7
Intangible asset amortization expense totaled $12.5 million and $12.0 million for the first quarter ended July 2, 2011 and July 3, 2010, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $49.0 million in fiscal year 2012 (inclusive of $12.5 million of amortization expense recognized in the first quarter ended July 2, 2011), $48.2 million in fiscal year 2013 and $48.1 million in fiscal years 2014, 2015, and 2016, respectively.

7. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	July 2, 2011	March 31, 2011
Taxes, other than income taxes	$6.7	$6.3
Sales rebates	9.9	16.1
Customer advances	15.0	11.4
Product warranty (1)	8.2	8.6
Commissions	7.1	6.4
Risk management reserves (2)	13.2	13.0
Deferred income taxes	10.7	3.1
Other	19.0	20.5
	$89.8	$85.4
____________________

(1)	See more information related to the product warranty obligations balance within Note 11.

(2)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

8. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	July 2, 2011	March 31, 2011
8.50% Senior notes due 2018	$1,145.0	$1,145.0
Term loans	761.0	761.5
11.75% Senior subordinated notes due 2016	300.0	300.0
8.875% Senior notes due 2016	2.0	2.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	10.6	12.1
Total	2,218.9	2,220.9
Less current portion	9.7	11.0
Long-term debt	$2,209.2	$2,209.9
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
As of July 2, 2011, the Company's outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $191.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at July 2, 2011 was 3.61%.
Borrowings under the Company's $150.0 million revolving credit facility accrue interest, at the Company's option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $27.4 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at July 2, 2011 and March 31, 2011, respectively.
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
As of July 2, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $4.0 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

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

The Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect certain indebtedness (including the senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company's senior secured credit facilities limit the Company's maximum senior secured bank leverage ratio to 4.25 to 1.00. As of July 2, 2011, the senior secured bank leverage ratio was 1.57 to 1.00.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At July 2, 2011, the Company had outstanding $1,145.0 million in aggregate principal 8.50% Senior Notes due 2018 (the "8.50% Notes") and $300.0 million in aggregate principal 11.75% Senior Subordinated Notes due 2016 (the “11.75% Notes”). The Company also had outstanding $2.3 million in aggregate principal under other notes, consisting of 8.875% Senior Notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.
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

The indentures governing the 8.50% Notes and 11.75% Notes contain customary covenants, among others, limiting dividends, the incurrence of additional indebtedness, the issuance of certain forms of equity, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by the Company's subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture). In addition, despite the above restrictions, the Company may incur additional indebtedness and issue certain forms of equity if immediately prior to the consummation of such events, the fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available, as defined in the indentures, would have been at least 2.00 to 1.00, including the pro forma application of the additional indebtedness or equity issuance. The indentures governing the other tranches of notes do not contain material restrictive covenants.

The indentures governing the senior notes and senior subordinated notes permit optional redemption of the notes on certain terms at certain prices, as described above.
April 2010 Cash Tender Offers and $1,145.0 Million Note Offering
On May 5, 2010, the Company finalized the results of the cash tender offers and consent solicitations launched on April 7, 2010 with respect to any and all of its outstanding 9.50% Senior Notes due 2014 issued in 2006 (the "2006 9.50% Notes"), 9.50% Senior Notes due 2014 issued in 2009 (the "2009 9.50% Notes") and 8.875% Notes. Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remained outstanding.
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

On April 28, 2010, the Company issued $1,145.0 million aggregate principal amount of 8.50% Notes in a private offering. The proceeds from the offering were used to fund (including transaction costs) the Company's cash tender offers discussed above. The 8.50% Notes will mature on May 1, 2018, pursuant to an indenture, dated as of April 28, 2010, by and among the Company, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee. The Company pays interest on the 8.50% Notes at 8.50% per annum, semiannually on May 1 and November 1 of each year.

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

Other Subsidiary Debt

At July 2, 2011 and March 31, 2011, various wholly-owned subsidiaries had additional debt of $10.6 million and $12.1 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

Account Receivable Securitization Program

On May 20, 2011, the Company entered into a five-year Amended and Restated Receivables Funding and Administration Agreement (the “RFAA”) by and among Rexnord Funding LLC (“Funding,” a wholly-owned bankruptcy-remote special purpose subsidiary), the financial institutions from time to time party thereto, and General Electric Capital Corporation, as a lender, a swing line lender and administrative agent (“GECC”). The RFAA, which amended and restated in its entirety a facility entered into as of September 26, 2007, is the principal operative agreement under which certain subsidiaries continuously sell substantially all of their domestic trade accounts receivable to Funding for cash and subordinated notes (the “Program”). Funding in turn may obtain revolving loans and letters of credit from GECC under the RFAA. The maximum borrowing amount under the RFAA is $100.0 million, subject to certain eligibility requirements related to the amount and type of receivables owned by Funding; the RFAA also contains an “accordion” provision pursuant to which Funding can request that the facility be increased by $75.0 million. All of the receivables purchased by Funding are pledged as collateral for revolving loans and letters of credit obtained from GECC under the RFAA.

The Program does not qualify for sale accounting under ASC 860, Transfers and Servicing (“ASC 860”), and as such, any borrowings are accounted for as secured borrowings on the condensed consolidated balance sheet. Financing costs associated with the Program are recorded within “Interest expense, net” in the condensed consolidated statement of operations if revolving loans or letters of credit are obtained under the RFAA.

Borrowings under the RFAA bear interest at a rate equal to LIBOR plus 2.25%. Outstanding borrowings mature on May 20, 2016. In addition, a non-use fee of 0.50% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a monthly basis.

At July 2, 2011, the Company's available borrowing capacity under the Program was $100.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of July 2, 2011, Funding was in compliance with all applicable covenants and performance ratios.

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
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur during the fiscal year. The Company currently has entered into foreign currency forward contracts that exchange United States dollars (“USD”) for Canadian dollars (“CAD”). The forward contracts in place as of July 2, 2011 expire between July and September of fiscal 2012 and have notional amounts of $4.6 million USD ($4.5 million CAD) and contract rates of approximately $0.99CAD:$1USD. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
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

Fair value of derivatives designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	July 2, 2011	March 31, 2011	Balance Sheet Classification
Interest rate swaps	$7.1	$8.0	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	July 2, 2011	March 31, 2011	Balance Sheet Classification
Foreign currency forward contracts	$0.1	$0.2	Other current liabilities

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

	Amount of loss recognized in OCI on derivatives		Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income
Derivative instruments designated as cash flow hedging relationships under ASC 815-20				First Quarter Ended
	July 2, 2011	March 31, 2011		July 2, 2011	July 3, 2010
Interest rate swaps	$(4.3)	$(4.8)	Interest expense, net	$(1.8)	$(1.8)

		Amount recognized in other income, net
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives	First Quarter Ended
		July 2, 2011	July 3, 2010
Foreign currency forward contracts	Other income, net	$—	$0.2

The Company currently expects to reclassify $6.7 million within accumulated other comprehensive loss into earnings (as interest expense) during the next year as the Company's current mark to market calculations assume that variable rates will remain below its fixed contract rates for the next twelve months.

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
The Company's fair value measurements which were impacted by ASC 820 as of July 2, 2011 include:
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

The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within Level 2 of the fair value hierarchy. The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of July 2, 2011 (in millions):

	Fair Value as of July 2, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency contracts	$—	$0.1	$—	$0.1
Interest rate swaps	—	7.1	—	7.1
Total liabilities at fair value	$—	$7.2	$—	$7.2
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at July 2, 2011 and March 31, 2011 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of July 2, 2011 and March 31, 2011 was approximately $2,218.9 million and $2,220.9 million, respectively, whereas the fair value of long-term debt as of July 2, 2011 and March 31, 2011 was approximately $2,312.1 million and $2,334.0 million, respectively. The fair value is based on quoted market prices for the same issues.

11. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	First Quarter Ended
	July 2, 2011	July 3, 2010
Balance at beginning of period	$8.6	$10.7
Charged to operations	0.3	1.9
Claims settled	(0.7)	(2.4)
Balance at end of period	$8.2	$10.2

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

In connection with the Carlyle acquisition in November 2002, Invensys plc has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity notice period for certain pre-closing environmental liabilities, other than those set forth below relating to the Ellsworth Industrial Park Industrial Site, expired in November 2009, and the indemnity notice period for certain pre-closing environmental liabilities relating to the Ellsworth Industrial Park Site expires in November 2012. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•
In 2002, Rexnord Industries, LLC (“Rexnord Industries”) was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against the Company related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in matters related to the Site and has paid 100% of the costs to date.

•
Multiple lawsuits (with approximately 1,360 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are approximately 3,700 individuals who have filed asbestos related claims against Prager; however, these claims are currently on the

Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

In connection with the Falk Corporation (“Falk”) acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities and certain products-related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. Certain pre-closing environmental matters are subject to an indemnity notice period that expires in May 2012.

The following paragraph summarizes the most significant actions and proceedings for which Hamilton
Sundstrand has accepted responsibility:

•
Falk, through its successor entity, is a defendant in approximately 210 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 580 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of July 2, 2011, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,100 asbestos related lawsuits representing approximately 27,500 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of July 2, 2011, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $65.0 million of which Zurn expects to pay approximately $53.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.

As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of July 2, 2011, is approximately $266.1 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $190.1 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $266.1 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.

As of July 2, 2011, the Company recorded a receivable from its insurance carriers of $65.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $266.1 million of insurance coverage will ultimately be available or that Zurn's asbestos liabilities will not ultimately exceed $266.1 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.

The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in fourteen lawsuits, brought between July 2007 and December 2009, in various United States courts (MN, ND, CO, NC, MT, AL, VA, LA, NM, MI and HI). The plaintiffs in these suits represent (in the case of the proceedings in Minnesota), or seek to represent, a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages). All but the Hawaii suit, which remains in Hawaii state court, have been transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. The court in the Minnesota proceedings certified certain classes of plaintiffs in Minnesota for negligence and negligent failure to warn claims and for breach of warranty claims. On July 6, 2011, the U.S. Court of Appeals for the 8th Circuit affirmed the class certification order of the Minnesota court. Class certification has not been granted in the other state court actions. The Company's insurance carriers currently are funding the Company's defense in these proceedings; however, they have filed suit for a declaratory judgment in Florida state court challenging their coverage obligations with respect to certain classes of claims. The Florida suit currently is stayed, pending resolution of the underlying claims. Although the Company continues to vigorously defend itself in the various court proceedings and continues to vigorously pursue insurance coverage, the uncertainties of litigation, and insurance coverage and collection, as well as the actual number or value of claims, may subject the Company to substantial liability that could have a material adverse effect on the Company.

12. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	First Quarter Ended
	July 2, 2011	July 3, 2010
Pension Benefits:
Service cost	$0.5	$0.5
Interest cost	8.4	8.4
Expected return on plan assets	(8.3)	(9.2)
Amortization of:
Prior service cost	0.1	0.1
Net periodic benefit cost (income)	$0.7	$(0.2)
Other Postretirement Benefits:
Service cost	$—	$—
Interest cost	0.5	0.5
Amortization:
Prior service cost	(0.5)	(0.5)
Net periodic benefit cost	$—	$—

The net periodic benefit cost for the first quarter of fiscal 2012 is higher compared to the first quarter of fiscal 2011 due to a change in management's assumption in expected return on plan assets as the pension plan investment strategy migrates towards more fixed income investments.
During the first quarter of fiscal 2012 and 2011, the Company made contributions of $1.6 million and $1.4 million, respectively, to its U.S. qualified pension plan trusts.

13. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under the prior authoritative literature, the Company adopted ASC 718 using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the Apollo Management L.P. (“Apollo”) transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Corporation. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of July 2, 2011, 377,623 of these rollover stock options remained outstanding.

In connection with the Apollo transaction, the Board of Directors of Rexnord Corporation adopted, and stockholders approved, Rexnord Corporation's 2006 Stock Option Plan (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Corporation or any of its subsidiaries and certain consultants and advisors to Rexnord Corporation or any of its subsidiaries. The maximum number of shares of Rexnord Corporation common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining 50% of the options are eligible to vest based on the Company's achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2016.
The fair value of each option granted under the Option Plan during the three months ended July 2, 2011 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 34% based on the expected volatility of publicly-traded companies within the Company's industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 2.41% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 12,500 options granted under the Option Plan between April 1, 2011 and July 2, 2011 was $32.52.
For the first quarter ended July 2, 2011, the Company recorded $1.2 million of stock-based compensation expense. For the first quarter ended July 3, 2010, the Company recorded $1.3 million of stock-based compensation expense. As of July 2, 2011, there was $6.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.6 years.
The following table presents the Company's stock option activity during the first three months of fiscal 2012 and 2011:

	Period from April 1, 2011 through July 2, 2011		Period from April 1, 2010 through July 3, 2010
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period (1)	2,570,513	$19.73	2,498,666	$18.25
Granted	12,500	78.00	—	—
Exercised	(1,313)	20.00	—	—
Canceled/Forfeited	(1,400)	20.00	(14,649)	19.95
Outstanding at end of period (1) (2)	2,580,300	$20.02	2,484,017	$18.24
Exercisable at end of period (3)	1,770,098	$17.98	1,363,114	$16.47
______________________

(1)	Includes 377,623 roll-over options as of July 2, 2011.

(2)	The weighted average remaining contractual life of options outstanding at July 2, 2011 is 6.3 years.

(3)	The weighted average remaining contractual life of options exercisable at July 2, 2011 is 5.7 years.

14. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services specified, highly engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment. This segment serves a diverse group of end-markets, including mining, general industrial applications, cement and aggregates, agriculture, forest and wood products, petrochemical, energy, food & beverage, aerospace and wind energy. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves, PEX piping and engineered valves and gates for the water and wastewater treatment market. The financial information of the Company's segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company's Board of Directors. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 1).

Business Segment Information:
(In Millions)

	First Quarter Ended
	July 2, 2011	July 3, 2010
Net sales
Process & Motion Control	$331.2	$265.5
Water Management	145.0	141.8
Consolidated	$476.2	$407.3
Income from operations
Process & Motion Control	$50.3	$34.9
Water Management	19.8	23.3
Corporate	(7.1)	(6.6)
Consolidated	$63.0	$51.6
Non-operating expense:
Interest expense, net	$(43.3)	$(45.3)
Loss on the extinguishment of debt	—	(100.8)
Other expense, net	(0.2)	(18.5)
Income (loss) before income taxes	19.5	(113.0)
Benefit for income taxes	(4.7)	(37.2)
Net income (loss)	$24.2	$(75.8)
Depreciation and Amortization
Process & Motion Control	$20.5	$19.8
Water Management	6.7	6.5
Consolidated	$27.2	$26.3
Capital Expenditures
Process & Motion Control	$6.1	$3.5
Water Management	2.0	0.9
Consolidated	$8.1	$4.4

	July 2, 2011	March 31, 2011
Total Assets
Process & Motion Control	$2,179.9	$2,305.7
Water Management	757.2	765.0
Corporate	26.9	30.4
Consolidated	$2,964.0	$3,101.1

15. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at July 2, 2011 and March 31, 2011 and for the three months ended July 2, 2011 and July 3, 2010 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
July 2, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$145.6	$80.6	$—	$226.2
Receivables, net	—	191.3	102.5	—	293.8
Inventories, net	—	221.1	69.7	—	290.8
Other current assets	4.5	14.4	19.1	—	38.0
Total current assets	4.5	572.4	271.9	—	848.8
Receivable from (payable to) affiliates, net	24.7	—	(24.7)	—	—
Property, plant and equipment, net	—	270.0	83.2	—	353.2
Intangible assets, net	—	603.8	36.0	—	639.8
Goodwill	—	829.3	194.5	—	1,023.8
Investment in:
Guarantor subsidiaries	1,531.8	—	—	(1,531.8)	—
Non-guarantor subsidiaries	—	657.9	—	(657.9)	—
Insurance for asbestos claims	—	65.0	—	—	65.0
Pension assets	—	5.0	0.1	—	5.1
Other assets	25.6	2.4	0.3	—	28.3
Total assets	$1,586.6	$3,005.8	$561.3	$(2,189.7)	$2,964.0
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$2.0	$—	$7.7	$—	$9.7
Trade payables	—	118.6	48.0	—	166.6
Compensation and benefits	—	36.1	14.0	—	50.1
Current portion of pension and postretirement benefit obligations	—	3.9	2.3	—	6.2
Interest payable	35.1	1.5	0.4	—	37.0
Other current liabilities	9.5	61.6	18.7	—	89.8
Total current liabilities	46.6	221.7	91.1	—	359.4
Long-term debt	2,206.4	0.5	2.3	—	2,209.2
Note (receivable from) payable to affiliates, net	(749.3)	1,015.4	(266.1)	—	—
Pension and postretirement benefit obligations	—	69.7	42.3	—	112.0
Deferred income taxes	96.5	88.0	22.8	—	207.3
Reserve for asbestos claims	—	65.0	—	—	65.0
Other liabilities	21.3	13.7	11.0	—	46.0
Total liabilities	1,621.5	1,474.0	(96.6)	—	2,998.9
Total stockholders' (deficit) equity	(34.9)	1,531.8	657.9	(2,189.7)	(34.9)
Total liabilities and stockholders' (deficit) equity	$1,586.6	$3,005.8	$561.3	$(2,189.7)	$2,964.0

Condensed Consolidating Balance Sheet
March 31, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$304.3	$86.0	$—	$390.3
Receivables, net	—	179.2	90.9	—	270.1
Inventories, net	—	217.6	66.2	—	283.8
Other current assets	—	15.3	21.2	—	36.5
Total current assets	—	716.4	264.3	—	980.7
Receivable from (payable to) affiliates, net	24.7	—	(24.7)	—	—
Property, plant and equipment, net	—	274.2	84.2	—	358.4
Intangible assets, net	—	615.7	29.0	—	644.7
Goodwill	—	826.6	189.6	—	1,016.2
Investment in:
Guarantor subsidiaries	1,592.2	—	—	(1,592.2)	—
Non-guarantor subsidiaries	—	644.2	—	(644.2)	—
Insurance for asbestos claims	—	65.0	—	—	65.0
Pension assets	—	4.6	—	—	4.6
Other assets	31.5	0.8	(0.8)	—	31.5
Total assets	$1,648.4	$3,147.5	$541.6	$(2,236.4)	$3,101.1
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2.0	$—	$9.0	$—	$11.0
Trade payables	—	125.4	56.3	—	181.7
Compensation and benefits	—	51.0	16.9	—	67.9
Current portion of pension and postretirement benefit obligations	—	3.9	2.2	—	6.1
Interest payable	50.0	1.3	—	—	51.3
Other current liabilities	8.8	61.7	14.9	—	85.4
Total current liabilities	60.8	243.3	99.3	—	403.4
Long-term debt	2,206.9	0.5	2.5	—	2,209.9
Note (receivable from) payable to affiliates, net	(776.3)	1,056.9	(280.6)	—	—
Pension and postretirement benefit obligations	—	71.5	41.7	—	113.2
Deferred income taxes	96.4	104.2	23.5	—	224.1
Reserve for asbestos claims	—	65.0	—	—	65.0
Other liabilities	22.2	13.9	11.0	—	47.1
Total liabilities	1,610.0	1,555.3	(102.6)	—	3,062.7
Total stockholders' equity	38.4	1,592.2	644.2	(2,236.4)	38.4
Total liabilities and stockholders' equity	$1,648.4	$3,147.5	$541.6	$(2,236.4)	$3,101.1

Condensed Consolidating Statement of Operations
Three Months Ended July 2, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$354.3	$147.1	$(25.2)	$476.2
Cost of sales	—	231.6	102.9	(25.2)	309.3
Gross profit	—	122.7	44.2	—	166.9
Selling, general and administrative expenses	—	67.5	23.9	—	91.4
Amortization of intangible assets	—	12.0	0.5	—	12.5
Income from operations	—	43.2	19.8	—	63.0
Non-operating (expense) income:
Interest expense, net:
To third parties	(43.0)	(0.2)	(0.1)	—	(43.3)
To affiliates	29.6	(26.0)	(3.6)	—	—
Other (expense) income, net	(0.8)	3.6	(3.0)	—	(0.2)
(Loss) income before income taxes	(14.2)	20.6	13.1	—	19.5
(Benefit) provision for income taxes	(5.0)	(4.5)	4.8	—	(4.7)
(Loss) income before equity in income of subsidiaries	(9.2)	25.1	8.3	—	24.2
Equity in income of subsidiaries	33.4	8.3	—	(41.7)	—
Net income	$24.2	$33.4	$8.3	$(41.7)	$24.2

Condensed Consolidating Statement of Operations
Three Months Ended July 3, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$312.5	$113.8	$(19.0)	$407.3
Cost of sales	—	204.3	80.2	(19.0)	265.5
Gross profit	—	108.2	33.6	—	141.8
Selling, general and administrative expenses	—	60.3	17.9	—	78.2
Amortization of intangible assets	—	11.9	0.1	—	12.0
Income from operations	—	36.0	15.6	—	51.6
Non-operating income (expense):
Interest expense, net:
To third parties	(45.3)	0.1	(0.1)	—	(45.3)
To affiliates	30.0	(26.4)	(3.6)	—	—
Loss on debt extinguishment	(100.8)	—	—	—	(100.8)
Other (expense) income, net	(0.8)	3.4	(21.1)	—	(18.5)
(Loss) income before income taxes	(116.9)	13.1	(9.2)	—	(113.0)
(Benefit) provision for income taxes	(37.3)	3.4	(3.3)		(37.2)
(Loss) income before equity in earnings (loss) of subsidiaries	(79.6)	9.7	(5.9)	—	(75.8)
Equity in income (loss) of subsidiaries	3.8	(5.9)	—	2.1	—
Net (loss) income	$(75.8)	$3.8	$(5.9)	$2.1	$(75.8)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 2, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$24.2	$33.4	$8.3	$(41.7)	$24.2
Non-cash adjustments	(31.4)	6.3	4.2	41.7	20.8
Changes in operating assets and liabilities, including intercompany activity	109.0	(173.1)	(16.9)	—	(81.0)
Cash provided by (used for) operating activities	101.8	(133.4)	(4.4)	—	(36.0)
Investing activities
Expenditures for property, plant and equipment	—	(7.1)	(1.0)	—	(8.1)
Acquisition, net of cash	—	(18.2)	—	—	(18.2)
Cash used for investing activities	—	(25.3)	(1.0)	—	(26.3)
Financing activities
Repayments of long-term debt	(0.5)	—	(0.2)	—	(0.7)
Proceeds from borrowings of short-term debt	—	—	0.3	—	0.3
Repayments of short-term debt	—	—	(1.5)	—	(1.5)
Payment of deferred financing fees	(1.3)	—	—	—	(1.3)
Dividend payment to parent company	(100.0)	—	—	—	(100.0)
Cash used for financing activities	(101.8)	—	(1.4)	—	(103.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.4	—	1.4
Decrease in cash and cash equivalents	—	(158.7)	(5.4)	—	(164.1)
Cash and cash equivalents at beginning of period	—	304.3	86.0	—	390.3
Cash and cash equivalents at end of period	$—	$145.6	$80.6	$—	$226.2

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 3, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(75.8)	$3.8	$(5.9)	$2.1	$(75.8)
Non-cash adjustments	99.2	47.7	2.9	(2.1)	147.7
Changes in operating assets and liabilities, including intercompany activity	(22.5)	(28.6)	0.3	—	(50.8)
Cash provided by (used for) operating activities	0.9	22.9	(2.7)	—	21.1
Investing activities
Expenditures for property, plant and equipment	—	(3.6)	(0.8)	—	(4.4)
Proceeds from sale of unconsolidated affiliates	—	0.9	—	—	0.9
Cash used for investing activities	—	(2.7)	(0.8)	—	(3.5)
Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—	—	—	1,145.0
Repayments of long-term debt	(1,067.8)	—	(0.3)	—	(1,068.1)
Proceeds from borrowings of short-term debt	—	—	1.6	—	1.6
Payment of deferred financing fees	(14.6)	—	—	—	(14.6)
Payment of tender premium	(63.5)	—	—	—	(63.5)
Cash (used for) provided by financing activities	(0.9)	—	1.3	—	0.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.6)	—	(2.6)
Increase (decrease) in cash and cash equivalents	—	20.2	(4.8)	—	15.4
Cash and cash equivalents at beginning of period	—	203.3	59.9	—	263.2
Cash and cash equivalents at end of period	$—	$223.5	$55.1	$—	$278.6

16. Subsequent Events
The Company evaluated subsequent events from the balance sheet date of July 2, 2011 through August 2, 2011 and has concluded that the following subsequent events occurred during such period:
On July 19, 2011, the Company sold to a third party substantially all of the assets and transferred substantially all of the liabilities of a German subsidiary that operates a non-core portion of the Company's European Process & Motion Control business. The sale price was $4.0 million in cash, subject to an adjustment for trade working capital. As a result of this transaction, the Company anticipates recording a pre-tax loss on divestiture of approximately $7.0 million during the second quarter of fiscal 2012. The transaction is not expected to have a material effect on the Company's financial condition or results of operations.

On July 22, 2011, the Company entered into a definitive agreement to acquire 100% of the outstanding stock of VAG Holding GmbH (“VAG”) for an estimated aggregate transaction value of €175 million. The consummation of the transaction is subject to customary closing conditions and is expected to close within 90 days of signing the agreement. VAG is a global leader in the design and manufacture of valves and engineered solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation as well as various other industrial applications. This acquisition is expected to be highly complementary to the Company's existing Water Management platform and will allow the Company to further expand into key markets outside of North America. VAG employs approximately 1,200 associates world-wide and reported net sales of approximately €140 million for the twelve months ended June 30, 2011. Headquartered in Mannheim, Germany, VAG currently operates three other principal manufacturing operations in Hodonin, Czech Republic, Secunderabad, India and Taicang, China as well as sales offices in eighteen countries to service its global customer base.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of July 2, 2011 and during the period from April 1, 2011 through July 2, 2011, there has been no material change to this information.
Autogard Holdings Limited Acquisition
On April 2, 2011, we acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands our global Process & Motion Control platform and will allow us to provide increased capabilities and support to our global customer base. As a result of this transaction, based on the preliminary purchase price allocation, we acquired $15.3 million of intangible assets consisting of $7.7 million of goodwill (which is not deductible for tax purposes) and $7.6 million of all other intangible assets. The preliminary purchase price is subject to final working capital and valuation adjustments which are expected to be completed within fiscal 2012. Our results of operations include Autogard subsequent to April 2, 2011.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued an update to Accounting Standards Codification ("ASC") No. 220, “Presentation of Comprehensive Income,” which no longer permits presentation of other comprehensive income and its components in the statement of shareholders’ equity. Rather, we shall elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement shall be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted.
Evaluation of Subsequent Events
We evaluated subsequent events from the balance sheet date of July 2, 2011 through August 2, 2011.
On July 19, 2011, we sold to a third party substantially all of the assets and transferred substantially all of the liabilities of a German subsidiary that operates a non-core portion of our European Process & Motion Control business. The sale price was $4.0 million in cash, subject to an adjustment for trade working capital. As a result of this transaction, we anticipate recording a pre-tax loss on divestiture of approximately $7.0 million during the second quarter of fiscal 2012. The transaction is not expected to have a material effect on our financial condition or results of operations.
On July 22, 2011, we entered into a definitive agreement to acquire 100% of the outstanding stock of VAG Holding GmbH (“VAG”) for an estimated aggregate transaction value of €175 million. The consummation of the transaction is subject to customary closing conditions and is expected to close within 90 days of signing the agreement. VAG is a global leader in the design and manufacture of valves and engineered solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation as well as various other industrial applications. This acquisition is expected to be highly complementary to our existing Water Management platform and will allow us to further expand into key markets outside of North America. VAG employs approximately 1,200 associates world-wide and reported net sales of approximately €140 million for the twelve months ended June 30, 2011. Headquartered in Mannheim, Germany, VAG currently operates three other principal manufacturing operations in Hodonin, Czech Republic, Secunderabad, India and Taicang, China as well as sales offices in eighteen countries to service its global customer base.
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from April 1, 2011 through July 2, 2011 as the “first quarter of fiscal 2012” or the “first quarter ended July 2, 2011.” Similarly, we refer to the period from April 1, 2010 through July 3, 2010 as the “first quarter of fiscal 2011” or the “first quarter ended July 3, 2010.”

Results of Operations

General
Rexnord is a growth-oriented, multi-platform industrial company with what we believe are leading market shares and highly trusted brands that serve a diverse array of global end-markets. Our heritage of innovation and specification have allowed us to provide highly engineered, mission critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our company in a disciplined way and the Rexnord Business System (“RBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 “MD&A” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
Consolidated Overview
Net sales for the first quarter of fiscal 2012 increased 16.9% from the prior year to $476.2 million. Core net sales, which excludes foreign currency fluctuations, increased by 13.8% year-over-year driven by the increased demand we experienced across the majority of our Process & Motion Control end-markets and low single-digit growth in our Water Management end-markets.
Our backlog as of July 2, 2011 was $412 million compared to $388 million as of March 31, 2011, an increase of approximately 6.1% in the first three months. The backlog improvement during the first three months of fiscal 2012 is primarily the result of strong order rates within our Process & Motion Control businesses.
Income from operations for the first quarter of fiscal 2012 increased 22.1% to $63.0 million compared to the first quarter of fiscal 2011. Income from operations as a percent of net sales increased 50 basis points from the prior year to 13.2%, net of a 20 basis point unfavorable impact related to fair value inventory adjustments under purchase accounting. The improvement in income from operations as a percent of net sales was primarily driven by productivity gains and the impact of improved operating leverage on higher year-over-year sales volume which was partially offset by the impact of profit variability of certain long lead time projects and targeted investments in new product development and global growth capabilities.
First Quarter Ended July 2, 2011 Compared with the First Quarter Ended July 3, 2010:
Net sales
(Dollars in Millions)

	Quarter Ended
	July 2, 2011	July 3, 2010	Change	% Change
Process & Motion Control	$331.2	$265.5	$65.7	24.7%
Water Management	145.0	141.8	3.2	2.3%
Consolidated	$476.2	$407.3	$68.9	16.9%

Process & Motion Control
Process & Motion Control net sales in the first quarter of fiscal 2012 increased 24.7% from the prior year to $331.2 million. Core net sales, which excludes foreign currency fluctuations, increased by 20.2% year-over-year, driven by continued strong international growth, solid demand in North America and market share gains across many of our product lines.
Water Management
Water Management net sales in the first quarter of fiscal 2012 increased 2.3% from the prior year to $145.0 million. Core net sales, which excludes foreign currency fluctuations, increased by 1.8% year-over-year, driven by market share gains and growth in alternative markets, which more than offset the continued weakness in the commercial construction markets.

 Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	July 2, 2011	July 3, 2010	Change	% Change
Process & Motion Control	$50.3	$34.9	$15.4	44.1%
% of net sales	15.2%	13.1%	2.1%
Water Management	19.8	23.3	(3.5)	(15.0)%
% of net sales	13.7%	16.4%	(2.7)%
Corporate	(7.1)	(6.6)	(0.5)	(7.6)%
Consolidated	$63.0	$51.6	$11.4	22.1%
% of net sales	13.2%	12.7%	0.5%
Process & Motion Control
Process & Motion Control income from operations for the first quarter of fiscal 2012 improved 44.1% to $50.3 million compared to the first quarter of fiscal 2011. Income from operations as a percent of net sales increased 210 basis points from the prior year first quarter to 15.2%. The improvement in fiscal 2012 operating margin is primarily the result of productivity gains and improved operating leverage on higher year-over-year sales volume partially offset by growth investments.
Water Management
Water Management income from operations for the first quarter of fiscal 2012 declined 15.0% to $19.8 million compared to the first quarter of fiscal 2011. Income from operations as a percent of sales decreased 270 basis points from the prior year first quarter to 13.7%. The decline in fiscal 2012 operating margin is primarily the result of profit variability of certain projects shipping from backlog as well as higher year-over-year material costs. We anticipate recently implemented price increases and an improving backlog margin to have a positive impact on Water Management over the course of the year.
Corporate
Corporate expenses increased by 7.6% from $6.6 million in the first quarter of fiscal 2011 to $7.1 million in the first quarter of fiscal 2012.
Interest expense, net
Interest expense, net was $43.3 million in the first quarter of fiscal 2012 compared to $45.3 million in the first quarter of fiscal 2011. The year-over-year reduction in interest expense is primarily the result of the lower weighted average fixed borrowing rates, partially offset by a slight increase in average debt outstanding as a result of the higher amount of notes issued in connection with the April 2010 refinancing.
Other expense, net
Other expense, net for the quarter ended July 2, 2011, consists of management fee expense of $0.7 million, foreign currency transaction gains of $0.6 million and other miscellaneous losses of $0.1 million. Other expense, net for the quarter ended July 3, 2010, consists of management fee expense of $0.8 million, foreign currency transaction losses of $17.6 million and other miscellaneous losses of $0.1 million.

Benefit for income taxes
The income tax benefit was $4.7 million in the first quarter of fiscal 2012 compared to an income tax benefit of $37.2 million in the first quarter of fiscal 2011. Our effective income tax rate for the first quarter of fiscal 2012 was (24.1)% versus 32.9% in the first quarter of fiscal 2011. The effective tax rate for the first quarter of fiscal 2012 includes a significant decrease in the valuation allowance for U.S. foreign tax credit carryforwards for which realization of such benefits is now deemed more-likely-than-not, partially reduced by the accrual of state income taxes and the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits. The effective tax rate for the first quarter of fiscal 2011 includes the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase in the valuation allowance for U.S. state net operating losses and foreign tax credits generated during this period for which realization of such benefits is not deemed more-likely-than-not.

Net income (loss)
Our net income for the first quarter of fiscal 2012 was $24.2 million compared to net loss of $75.8 million in the first quarter of fiscal 2011 as a result of the factors described above.

Non-GAAP Financial Measure
In addition to net income (loss), we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure under our senior secured credit facilities, as our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income (loss)). We reported Adjusted EBITDA of $93.6 million in the first quarter of fiscal 2012, and net income for the same period of $24.2 million.
Covenant Compliance
The credit agreement and indentures that govern our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indentures that govern our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio as of the end of each fiscal quarter. Certain covenants contained in the indentures that govern our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indentures, our ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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

Set forth below is a reconciliation of net (loss) income to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended July 3, 2010	Year ended March 31, 2011	Three months ended July 2, 2011	Twelve months ended July 2, 2011
Net (loss) income	$(75.8)	$(36.4)	$24.2	$63.6
Interest expense, net	45.3	173.7	43.3	171.7
Income tax benefit	(37.2)	(17.9)	(4.7)	14.6
Depreciation and amortization	26.3	106.1	27.2	107.0
EBITDA	$(41.4)	$225.5	$90.0	$356.9
Adjustments to EBITDA:
Loss on extinguishment of debt (1)	100.8	100.8	—	—
Impact of inventory fair value adjustment	—	—	0.8	0.8
Stock option expense	1.3	5.6	1.2	5.5
LIFO expense (2)	1.0	4.9	1.4	5.3
Other expense (income), net (3)	18.5	(1.1)	0.2	(19.4)
Subtotal of adjustments to EBITDA	$121.6	$110.2	$3.6	$(7.8)
Adjusted EBITDA	$80.2	$335.7	$93.6	$349.1
Fixed charges (4)				$164.4
Ratio of Adjusted EBITDA to Fixed Charges				2.12x
Senior secured bank indebtedness (5)				$549.3
Senior secured bank leverage ratio (6)				1.57x
__________________________________

(1)
The loss on extinguishment of debt is the result of the cash tender offer that we completed during the first quarter of fiscal 2011 as detailed in the “Liquidity and Capital Resources - Indebtedness” section below.

(2)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(3)	Other expense (income), net for the twelve months ended July 2, 2011, consists of:

(in millions)	Three months ended July 3, 2010	Year Ended March 31, 2011	Three months ended July 2, 2011	Twelve months ended July 2, 2011
Management fee expense	$0.8	$3.0	$0.7	$2.9
(Gain) loss on foreign currency transactions	17.6	(1.5)	(0.6)	(19.7)
Loss on the sale of fixed assets	0.3	1.7	0.1	1.5
Income in unconsolidated affiliates	(0.2)	(4.1)	—	(3.9)
Other expense	—	(0.2)	—	(0.2)
Total	$18.5	$(1.1)	$0.2	$(19.4)

(4)	The indentures governing our senior notes define fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(5)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $211.7 million (as defined by the senior secured credit facilities) at July 2, 2011. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

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
As of July 2, 2011, we had $226.2 million of cash and cash equivalents and approximately $222.6 million of additional borrowing capacity ($122.6 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of March 31, 2011, we had $390.3 million of cash and approximately $219.6 million of additional borrowing capacity ($121.7 million of available borrowings under our revolving credit facility and $97.9 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

Rexnord Corporation, our indirect parent company, has filed a registration statement relating to the sale of shares of its common stock. While there can be no assurance that net proceeds of any such offering will enhance our liquidity or capital resources, Rexnord Corporation has disclosed that it intends to use a portion of the net proceeds of that offering to redeem our 11.75% senior subordinated notes due 2016. We also cannot assure that the offering will be completed as anticipated or that the redemption of notes will occur as contemplated.
Cash Flows
Net cash used for operating activities in the first quarter of fiscal 2012 was $36.0 million compared to a source of $21.1 million in the first three months of fiscal 2011. The reduction in operating cash flow was primarily driven by a $38.9 million increase in trade working capital (accounts receivable, inventories and accounts payable) as a result of our increased sales volume as well as a $20.1 million year-over-year increase in cash interest due to the timing change in our coupon interest payments resulting from our April 2010 debt refinancing.
Cash used for investing activities was $26.3 million in the first quarter of fiscal 2012 compared to a use of $3.5 million in the first quarter of fiscal 2011. The year-over-year increase in cash used for investing activities relates to the $18.2 million acquisition of Autogard (net of cash acquired), a $3.7 million increase in capital expenditures; partially offset by $0.9 million of cash proceeds received in connection with the sale of our 9.50% interest in a non-core joint venture within our Water Management platform during the first quarter of fiscal 2011.
Cash used for financing activities was $103.2 million in the first quarter of fiscal 2012 compared to a source of $0.4 million in the first quarter of fiscal 2011. The cash used for financing activities in the first quarter of fiscal 2012 consisted of a $100.0 million dividend made to our indirect parent, Rexnord Corporation (substantially all of which was used to retire Rexnord Corporation's outstanding PIK Toggle Senior Indebtedness due 2013), net repayments of outstanding borrowings of $1.9 million (including $0.5 million payment on our term loan) and $1.3 million payment of deferred financing fees incurred in connection with our Accounts Receivable Securitization refinancing. The cash provided by financing activities in the first quarter of fiscal 2011 consisted of a source of cash from the issuance of $1,145.0 million of 8.50% Notes, the proceeds of which were utilized to retire $1,067.4 million of previously outstanding senior notes and pay the $63.5 million tender premium to holders of the retired senior notes as well as $14.6 million of related debt issue costs. Additionally, in the first quarter of fiscal 2011 we made repayments of $0.7 million of other long-term debt (including a $0.5 million payment on our term loan) and $1.6 million of short-term borrowings at various foreign subsidiaries.

Indebtedness
As of July 2, 2011 we had $2,218.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at July 2, 2011	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans	761.0	2.0	759.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
8.875% Senior notes due 2016	2.0	—	2.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	10.6	7.7	2.9
Total	$2,218.9	$9.7	$2,209.2
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

As of July 2, 2011, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $191.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at July 2, 2011 was 3.61%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on July 20, 2012. In addition, $27.4 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at July 2, 2011 and March 31, 2011, respectively.

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

As of July 2, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $4.0 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

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

The Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of certain indebtedness (including our senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of July 2, 2011, the senior secured bank leverage ratio was 1.57 to 1.00.

Senior Notes and Senior Subordinated Notes

Outstanding Tranches of Notes

At July 2, 2011, we had outstanding $1,145.0 million in aggregate principal 8.50% Senior Notes due 2018 (the "8.50% Notes") and $300.0 million in aggregate principal 11.75% senior subordinated notes due 2016 (the “11.75% Notes”). We also had outstanding $2.3 million in aggregate principal under other notes, consisting of 8.875% Senior Notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.

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
The indentures governing the 8.50% Notes and 11.75% Notes contain customary covenants, among others, limiting dividends, the incurrence of additional indebtedness, the issuance of certain forms of equity, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring us to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture). In addition, despite the above restrictions, we may incur additional indebtedness and issue certain forms of equity if immediately prior to the consummation of such events, the fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available, as defined in the indentures, would have been at least 2.00 to 1.00, including the pro forma application of the additional indebtedness or equity issuance. The indentures governing the other tranches of notes do not contain material restrictive covenants.
The indentures governing the senior notes and the senior subordinated notes permit optional redemption of the notes on certain terms and at certain prices, as described above.
April 2010 Cash Tender Offers and $1,145.0 Million Note Offering
On May 5, 2010, we finalized the results of cash tender offers and consent solicitations launched on April 7, 2010 with respect to any and all of our outstanding (i) 9.50% Senior Notes due 2014 issued in 2006 (the “2006 9.50% Notes”), (ii) 9.50% Senior Notes due 2014 issued in 2009 (the “2009 9.50% Notes” and, together with the 2006 9.50% Notes, the “9.50% Notes”) and (iii) the 8.875% Notes. Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remained outstanding.

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

Other Subsidiary Debt

At July 2, 2011 and March 31, 2011, various wholly-owned subsidiaries had additional debt of $10.6 million and $12.1 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

Account Receivable Securitization Program

On May 20, 2011, the Company entered into a five-year Amended and Restated Receivables Funding and Administration Agreement (the “RFAA”) by and among Rexnord Funding LLC (“Funding,” a wholly-owned bankruptcy-remote special purpose subsidiary), the financial institutions from time to time party thereto, and General Electric Capital Corporation, as a lender, a swing line lender and administrative agent (“GECC”). The RFAA, which amended and restated in its entirety a facility entered into as of September 26, 2007, is the principal operative agreement under which certain subsidiaries continuously sell substantially all of their domestic trade accounts receivable to Funding for cash and subordinated notes (the “Program”). Funding in turn may obtain revolving loans and letters of credit from GECC under the RFAA. The maximum borrowing amount under the RFAA is $100.0 million, subject to certain eligibility requirements related to the amount and type of receivables owned by Funding; the RFAA also contains an “accordion” provision pursuant to which Funding can request that the facility be increased by $75.0 million. All of the receivables purchased by Funding are pledged as collateral for revolving loans and letters of credit obtained from GECC under the RFAA.

The Program does not qualify for sale accounting under ASC 860, Transfers and Servicing (“ASC 860”), and as such, any borrowings are accounted for as secured borrowings on the condensed consolidated balance sheet. Financing costs associated with the Program are recorded within “Interest expense, net” in the condensed consolidated statement of operations if revolving loans or letters of credit are obtained under the RFAA.

Borrowings under the RFAA bear interest at a rate equal to LIBOR plus 2.25%. Outstanding borrowings mature on May 20, 2016. In addition, a non-use fee of 0.50% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a monthly basis.

At July 2, 2011, our available borrowing capacity under the AR Securitization Program was $100.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of July 2, 2011, Funding was in compliance with all applicable covenants and performance ratios.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward contracts and interest rate swaps to cover known foreign currency transactions and interest rate fluctuations.
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors-Our international operations are subject to uncertainties, which could adversely affect our operating results”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
Approximately 31% of our sales originate outside of the United States. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of July 2, 2011, stockholders' equity increased by $0.4 million from March 31, 2011 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of July 2, 2011, the result would have decreased stockholders' equity by approximately $17.6 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At July 2, 2011, we had outstanding forward foreign currency contracts that exchange USD for Canadian dollars (“CAD”) as well as CAD for USD. The forward contracts currently in place expire between July and September of fiscal 2012 and have notional amounts of $4.6 million USD ($4.5 million CAD) and contract rates of approximately $0.99CAD:$1USD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.7 million decrease in the fair value of foreign exchange forward contacts as of July 2, 2011.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of July 2, 2011, our outstanding borrowings under the senior secured term loan credit facility were $761.0 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $191.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.25% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at July 2, 2011 was 3.61%. We have entered into three interest rate swaps, which became effective beginning October 20, 2009 and mature on July 20, 2012, to hedge the variability in future cash flows associated with our variable-rate term loans. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.

Our loss before income taxes would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the interest rate swaps, a 100 basis point increase in the July 2, 2011 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.1 million on an annual basis.

ITEM  4.    CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation as of July 2, 2011, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS
See the information under the heading “Commitments and Contingencies” in Note 11 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.

ITEM  1A.    RISK FACTORS
Information with respect to certain risk factors affecting the Company is contained in Item1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and our Current Report on Form 8-K dated May 25, 2011 under the heading "Risk Factors". Management believes that as of August 2, 2011, there have been no material changes to this information.

ITEM  6.    EXHIBITS
See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date:	August 2, 2011	By:	/S/ MICHAEL H. SHAPIRO
		Name:	Michael H. Shapiro
		Title:	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

4.1
Sixth Supplemental Indenture with respect to the 11 3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the New Guarantor listed therein and Wells Fargo Bank, dated as of April 9, 2011 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement on Form S-1 of Rexnord Corporation (Registration No. 333-174504)).

4.2
First Supplemental Indenture with respect to the 8 1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the Guarantors listed therein and Wells Fargo Bank, dated as of April 9, 2011 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement on Form S-1 of Rexnord Corporation (Registration No. 333-174504)).

10.1
First Amendment, dated as of November 30, 2007, to the Receivables Sale and Servicing Agreement, dated as of September 26, 2007, among Rexnord Funding LLC, as the buyer, Rexnord Industries, LLC, as the servicer and an originator, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, and General Electric Capital Corporation, as the administrative agent (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the Company on May 23, 2011).

10.2
Second Amendment, dated as of May 20, 2011, to the Receivables Sale and Servicing Agreement, dated as of September 26, 2007, among Rexnord Funding LLC, as the buyer, Rexnord Industries, LLC, as the servicer and an originator, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, and General Electric Capital Corporation, as the administrative agent (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by the Company on May 23, 2011).

10.3
Amended and Restated Receivables Funding and Administration Agreement, dated as of May 20, 2011, by and among Rexnord Funding LLC, the financial institutions from time to time party thereto and General Electric Capital Corporation (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on May 23, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X
101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X