Form 10-Q
period 2011-10-01
REXNORD LLC; RBS GLOBAL INC
filed 2011-11-01
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

 ______________________________________________

RBS GLOBAL, INC.	REXNORD LLC
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
 ______________________________________________

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)
333-102428-08	033-25967-01
(Commission File Number)	(Commission File Number)
01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 West Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2011
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

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
RBS Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	October 1, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$356.3	$390.3
Receivables, net	267.2	270.1
Inventories, net	292.1	283.8
Other current assets	41.2	36.5
Total current assets	956.8	980.7
Property, plant and equipment, net	339.8	358.4
Intangible assets, net	627.4	644.7
Goodwill	1,023.3	1,016.2
Insurance for asbestos claims	65.0	65.0
Pension assets	5.7	4.6
Other assets	26.2	31.5
Total assets	$3,044.2	$3,101.1
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$7.3	$11.0
Trade payables	166.3	181.7
Compensation and benefits	48.8	67.9
Current portion of pension and postretirement benefit obligations	6.2	6.1
Interest payable	51.8	51.3
Other current liabilities	97.7	85.4
Total current liabilities	378.1	403.4

Long-term debt	2,283.0	2,209.9
Pension and postretirement benefit obligations	106.7	113.2
Deferred income taxes	207.5	224.1
Reserve for asbestos claims	65.0	65.0
Other liabilities	35.7	47.1
Total liabilities	3,076.0	3,062.7

Stockholders' (deficit) equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid-in capital	439.2	537.1
Retained deficit	(486.2)	(514.9)
Accumulated other comprehensive income	15.1	16.1
Total stockholders' (deficit) equity	(31.8)	38.4
Total liabilities and stockholders' (deficit) equity	$3,044.2	$3,101.1
See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$455.2	$412.3	$931.4	$819.6
Cost of sales	294.8	266.8	604.1	532.3
Gross profit	160.4	145.5	327.3	287.3
Selling, general and administrative expenses	86.4	78.9	177.8	157.1
Amortization of intangible assets	12.4	12.0	24.9	24.0
Income from operations	61.6	54.6	124.6	106.2
Non-operating (expense) income:
Interest expense, net	(42.8)	(43.3)	(86.1)	(88.6)
Loss on the extinguishment of debt	—	—	—	(100.8)
Loss on divestiture	(6.9)	—	(6.9)	—
Other (expense) income, net	(7.6)	20.4	(7.8)	1.9
Income (loss) before income taxes	4.3	31.7	23.8	(81.3)
(Benefit) provision for income taxes	(0.2)	10.7	(4.9)	(26.5)
Net income (loss)	$4.5	$21.0	$28.7	$(54.8)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	October 1, 2011	October 2, 2010
Operating activities
Net income (loss)	$28.7	$(54.8)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	28.9	28.3
Amortization of intangible assets	24.9	24.0
Amortization of deferred financing costs	3.8	4.0
Loss on dispositions of property, plant and equipment	0.8	1.4
Non-cash loss on divestiture	4.5	—
Equity in earnings of unconsolidated affiliates	—	(4.0)
Other non-cash charges (credits)	8.8	(3.6)
Loss on debt extinguishment	—	100.8
Stock-based compensation expense	2.1	2.7
Changes in operating assets and liabilities:
Receivables	(1.5)	(16.3)
Inventories	(13.7)	(22.0)
Other assets	(6.4)	(2.0)
Accounts payable	(12.2)	14.5
Accruals and other	(30.9)	(17.5)
Cash provided by operating activities	37.8	55.5

Investing activities
Expenditures for property, plant and equipment	(21.9)	(11.4)
Acquisitions, net of cash	(18.2)	1.2
Proceeds from dispositions of property, plant, and equipment	5.6	—
Proceeds from divestiture, net of transaction costs	3.4	—
Proceeds from sale of unconsolidated affiliate	—	0.9
Cash used for investing activities	(31.1)	(9.3)

Financing activities
Proceeds from borrowings of long-term debt	75.0	1,145.0
Repayments of long-term debt	(1.7)	(1,069.6)
Proceeds from borrowings of short-term debt	0.3	1.6
Repayments of short-term debt	(3.8)	—
Payment of deferred financing fees	(1.3)	(14.6)
Payment of tender premium	—	(63.5)
Dividend payment to parent company	(100.0)	—
Cash used for financing activities	(31.5)	(1.1)
Effect of exchange rate changes on cash and cash equivalents	(9.2)	1.6
(Decrease) increase in cash and cash equivalents	(34.0)	46.7
Cash and cash equivalents at beginning of period	390.3	263.2
Cash and cash equivalents at end of period	$356.3	$309.9

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 1, 2011
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
The Company
The Company is a growth-oriented, multi-platform industrial company with what it believes are leading market shares and highly trusted brands that serve a diverse array of global end-markets. The Company's heritage of innovation and specification have allowed it to provide highly engineered, mission critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop chain, engineered chain and conveying equipment. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, PEX piping and engineered valves and gates for the water and wastewater treatment market.
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

2. Acquisitions and Divestiture
On July 22, 2011, the Company entered into a definitive agreement to acquire 100% of the outstanding stock of VAG Holding GmbH ("VAG"). The VAG acquisition closed on October 10, 2011; see Note 16 for further discussion about this acquisition.
On July 19, 2011, the Company sold substantially all of the net assets of a non-material, underperforming business within the Process & Motion Control segment based in Germany for a total sale price of $4.5 million ($3.4 million received to date and $1.1 million to be received in future periods). The Company recorded a pre-tax loss on divestiture of approximately $6.9 million during the second quarter of fiscal 2012, which is subject to a final working capital settlement.
On April 2, 2011, the Company acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands the Company’s global Process & Motion Control platform. As a result of this transaction, the Company acquired $15.3 million of intangible assets consisting of $7.4 million of goodwill (which is not deductible for tax purposes) and $7.9 million of all other intangible assets. The purchase price is subject to final working capital and valuation adjustments which are expected to be completed later in fiscal 2012. The Company’s results of operations include Autogard subsequent to April 2, 2011.
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
The effective income tax rate for the second quarter of fiscal 2012 was (4.7)% versus 33.8% in the second quarter of fiscal 2011. The income tax benefit, associated with the income before income taxes, for the second quarter of fiscal 2012 is attributable to the recognition of certain, previously unrecognized tax benefits due to the lapse of applicable statute of limitations. The effective income tax rate of 33.8% for the second quarter of fiscal 2011 includes the accrual of foreign income taxes at statutory rates that are generally below the U.S. federal statutory rate of 35.0%.
The effective income tax rate for the first six months of fiscal 2012 was (20.6)% versus 32.6% in the first six months of fiscal 2011. The income tax benefit, associated with the income before income taxes, for the first six months of fiscal 2012 is due to the effect of a significant decrease in the valuation allowance for U.S. foreign tax credit carryforwards for which realization of such benefits is now deemed more-likely-than-not; as well as, recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statute of limitations. The effective income tax rate of 32.6% for the first six months of fiscal 2011 includes the accrual of foreign income taxes at statutory rates that are generally below the U.S. federal statutory rate of 35.0%.
At October 1, 2011, the Company had a $24.2 million liability for unrecognized net income tax benefits. At March 31, 2011, the Company's total liability for unrecognized net income tax benefits was $26.0 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of October 1, 2011 and March 31, 2011, the total amount of gross, unrecognized income tax benefits includes $8.7 million and $8.8 million of accrued interest and penalties, respectively. The Company recognized $(0.2) million of net interest and penalties as income tax benefit during the six months ended October 1, 2011. The Company recognized $0.3 million of net interest and penalties as income tax expense during the six months ended October 2, 2010.

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
4. Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in millions):

	Second Quarter Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income (loss)	$4.5	$21.0	$28.7	$(54.8)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives, net of tax	1.2	(0.9)	1.7	(2.5)
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains, net of tax	0.3	0.8	0.6	1.6
Foreign currency translation adjustments	(3.8)	(10.5)	(3.3)	2.6

Comprehensive income (loss)	$2.2	$10.4	$27.7	$(53.1)

5. Inventories

The major classes of inventories are summarized as follows (in millions):

	October 1, 2011	March 31, 2011
Finished goods	$185.3	$184.1
Work in progress	63.9	53.7
Raw materials	30.8	30.8
Inventories at First-in, First-Out ("FIFO") cost	280.0	268.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	12.1	15.2
	$292.1	$283.8

6. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the six months ended October 1, 2011 by operating segment, are presented below (dollars in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2011	$855.9	$190.7	$147.2	$7.1	$—	$345.0
Acquisitions	7.4	1.6	6.2	—	0.1	7.9
Amortization	—	—	(14.2)	(0.6)	(0.1)	(14.9)
Currency translation adjustment	—	—	(0.1)	—	—	(0.1)
Net carrying amount as of October 1, 2011	$863.3	$192.3	$139.1	$6.5	$—	$337.9
Water Management
Net carrying amount as of March 31, 2011	$160.3	$101.7	$187.5	$10.4	$0.1	$299.7
Amortization	—	—	(9.0)	(1.0)	—	(10.0)
Currency translation adjustment	(0.3)	—	(0.2)	—	—	(0.2)
Net carrying amount as of October 1, 2011	$160.0	$101.7	$178.3	$9.4	$0.1	$289.5
Consolidated
Net carrying amount as of March 31, 2011	$1,016.2	$292.4	$334.7	$17.5	$0.1	$644.7
Acquisitions	7.4	1.6	6.2	—	0.1	7.9
Amortization	—	—	(23.2)	(1.6)	(0.1)	(24.9)
Currency translation adjustment	(0.3)	—	(0.3)	—	—	(0.3)
Net carrying amount as of October 1, 2011	$1,023.3	$294.0	$317.4	$15.9	$0.1	$627.4

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of October 1, 2011 and March 31, 2011 are as follows (in millions):

		October 1, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(20.4)	$15.9
Customer relationships (including distribution network)	12 Years	540.0	(222.6)	317.4
Non-compete	2 Years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		294.0	—	294.0
		$870.5	$(243.1)	$627.4

		March 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(18.8)	$17.5
Customer relationships (including distribution network)	12 Years	534.1	(199.4)	334.7
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.4	—	292.4
		$862.9	$(218.2)	$644.7
Intangible asset amortization expense totaled $12.4 million and $24.9 million for the second quarter and six months ended October 1, 2011, respectively. Intangible asset amortization expense totaled $12.0 million and $24.0 million for the second quarter and six months ended October 2, 2010, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $49.0 million in fiscal year 2012 (inclusive of $24.9 million of amortization expense recognized in the six months ended October 1, 2011), $48.2 million in each of fiscal years 2013, 2014, 2015, and 2016, respectively.

7. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	October 1, 2011	March 31, 2011
Taxes, other than income taxes	$6.9	$6.3
Sales rebates	12.7	16.1
Customer advances	16.3	11.4
Product warranty (1)	7.7	8.6
Commissions	6.7	6.4
Risk management reserves (2)	13.3	13.0
Derivative liability (3)	5.1	—
Deferred income taxes	9.4	3.1
Other	19.6	20.5
	$97.7	$85.4
____________________

(1)	See more information related to the product warranty obligations balance within Note 11.

(2)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

(3)	Represents the fair value of the Company's interest rate swaps. See Note 9 for more information regarding the Company's interest rate swaps.

8. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	October 1, 2011	March 31, 2011
8.50% Senior notes due 2018	$1,145.0	$1,145.0
Term loans	760.5	761.5
11.75% Senior subordinated notes due 2016	300.0	300.0
Accounts receivable securitization facility	75.0	—
8.875% Senior notes due 2016	2.0	2.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	7.5	12.1
Total	2,290.3	2,220.9
Less current portion	7.3	11.0
Long-term debt	$2,283.0	$2,209.9
Senior Secured Credit Facility
On October 5, 2009, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating the credit agreement dated as of July 21, 2006. The senior secured credit facilities provided under the Credit Agreement are funded by a syndicate of banks and other financial institutions, and originally consisted of: (i) a $810.0 million term loan facility with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans. During the second quarter ended October, 1, 2011, the Company exercised its accordion feature under the Credit Agreement to increase the amount available under the revolving credit facility by $30.0 million through an incremental revolving credit commitment of a new lender. Upon the effective date of the incremental revolving credit commitment, maximum borrowings under the revolving credit facility increased to $180.0 million. See Note 16 for information about an extension of, and other changes to, the revolving credit facility subsequent to October 1, 2011.

As of October 1, 2011, the Company's outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $190.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at October 1, 2011 was 3.64%.
As of October 1, 2011, borrowings under the Company's $180.0 million revolving credit facility accrued interest, at the Company's option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding as of October 1, 2011 under the revolving credit facility were due and payable in full, and the commitments thereunder were scheduled to terminate, on July 20, 2012. In addition, $25.0 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at October 1, 2011 and March 31, 2011, respectively. See Note 16 for subsequent changes to these provisions of the revolving credit facility.
As of October 1, 2011, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). See Note 16 for subsequent changes to these provisions of the revolving credit facility. The Company also must pay customary letter of credit and agency fees.
As of October 1, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $3.5 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.
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

The Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect certain indebtedness (including the senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company's senior secured credit facilities limit the Company's maximum senior secured bank leverage ratio to 4.25 to 1.00. As of October 1, 2011, the senior secured bank leverage ratio was 1.18 to 1.00.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At October 1, 2011, the Company had outstanding $1,145.0 million in aggregate principal 8.50% Senior Notes due 2018 (the "8.50% Notes") and $300.0 million in aggregate principal 11.75% Senior Subordinated Notes due 2016 (the “11.75% Notes”). The Company also had outstanding $2.3 million in aggregate principal under other notes, consisting of 8.875% Senior Notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.

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
Other Subsidiary Debt
At October 1, 2011 and March 31, 2011, various wholly-owned subsidiaries had additional debt of $7.5 million and $12.1 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

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
During the second quarter ended October 1, 2011, the Company borrowed $75.0 million under the RFAA to partially fund the acquisition of VAG, which closed on October 10, 2011. See Note 16 for more information as it relates to the Company's acquisition of VAG.
At October 1, 2011, the Company's available borrowing capacity under the Program was $25.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of October 1, 2011, Funding was in compliance with all applicable covenants and performance ratios.
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
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur during the fiscal year. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”). The forward contracts in place as of October 1, 2011 expire between October and March of fiscal 2012 and have notional amounts ranging from $1.6 million USD ($1.5 million CAD) to $3.1 million USD ($3.0 million CAD) and contract rates of approximately $0.96USD:$1CAD. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
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
Fair value of derivatives designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	October 1, 2011	March 31, 2011	Balance Sheet Classification
Interest rate swaps	$5.1	$—	Other current liabilities
Interest rate swaps	—	8.0	Other long-term liabilities
Fair value of derivatives not designated as hedging instruments under ASC 815-20:

	Asset Derivatives
	October 1, 2011	March 31, 2011	Balance Sheet Classification
Foreign currency forward contracts	$0.9	$—	Other current assets

	Liability Derivatives
	October 1, 2011	March 31, 2011	Balance Sheet Classification
Foreign currency forward contracts	$—	$0.2	Other current liabilities
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

	Amount of loss recognized in OCI on derivatives		Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income		Amount of loss reclassified from accumulated OCI into income
Derivative instruments designated as cash flow hedging relationships under ASC 815-20				Second Quarter Ended		Six Months Ended
	October 1, 2011	March 31, 2011		October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest rate swaps	$(3.1)	$(4.8)	Interest expense, net	$(1.8)	$(2.1)	$(3.7)	$(3.9)

		Amount recognized in other income, net		Amount recognized in other income, net
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives	Second Quarter Ended		Six Months Ended
		October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Foreign currency forward contracts	Other income, net	$1.0	$0.1	$1.0	$0.1

The Company currently expects to reclassify $6.6 million within accumulated other comprehensive loss into earnings (as interest expense) during the next year as the Company's current mark to market calculations assume that variable rates will remain below its fixed contract rates for the next twelve months.

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
The Company's fair value measurements which were impacted by ASC 820 as of October 1, 2011 include:
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

The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within Level 2 of the fair value hierarchy. The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of October 1, 2011 (in millions):

	Fair Value as of October 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency contracts	$—	$0.9	$—	$0.9
Total assets at fair value	$—	$0.9	$—	$0.9
Liabilities:
Interest rate swaps	$—	$5.1	$—	$5.1
Total liabilities at fair value	$—	$5.1	$—	$5.1
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at October 1, 2011 and March 31, 2011 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of October 1, 2011 and March 31, 2011 was approximately $2,290.3 million and $2,220.9 million, respectively, whereas the fair value of long-term debt as of October 1, 2011 and March 31, 2011 was approximately $2,241.8 million and $2,334.0 million, respectively. The fair value is based on quoted market prices for the same issues.

11. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Six Months Ended
	October 1, 2011	October 2, 2010
Balance at beginning of period	$8.6	$10.7
Charged to operations	1.2	1.3
Claims settled	(2.1)	(2.2)
Balance at end of period	$7.7	$9.8

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

•
Multiple lawsuits (with approximately 1,000 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are approximately 4,000 individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

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

•
Falk, through its successor entity, is a defendant in approximately 200 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 600 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of October 1, 2011, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 27,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of October 1, 2011, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $65.0 million of which Zurn expects to pay approximately $53.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover its potential asbestos liability as of October 1, 2011, is approximately $259.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $183.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $259.0 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.
As of October 1, 2011, the Company recorded a receivable from its insurance carriers of $65.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $259.0 million of insurance coverage will ultimately be available or that Zurn's asbestos liabilities will not ultimately exceed $259.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in fifteen lawsuits, brought between July 2007 and July 2011, in various United States courts (MN, ND, CO, NC, MT, AL, VA, LA, NM, MI and HI). The plaintiffs in these suits represent (in the case of the proceedings in Minnesota), or seek to represent, a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages). All but the Hawaii suits, which remain in Hawaii state court, have been transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. The court in the Minnesota proceedings certified certain classes of plaintiffs in Minnesota for negligence and negligent failure to warn claims and for breach of warranty claims. On July 6, 2011, the U.S. Court of Appeals for the 8th Circuit affirmed the class certification order of the Minnesota court. Class certification has not been granted in the other state court actions. The Company's insurance carriers currently are funding the Company's defense in these proceedings; however, they have filed suit for a declaratory judgment in Florida state court challenging their coverage obligations with respect to certain classes of claims. The Florida suit currently is stayed, pending resolution of the underlying claims. Although the Company continues to vigorously defend itself in the various court proceedings and continues to vigorously pursue insurance coverage, the uncertainties of litigation, and insurance coverage and collection, as well as the actual number or value of claims, may subject the Company to substantial liability that could have a material adverse effect on the Company.

12. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Second Quarter Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Pension Benefits:
Service cost	$0.5	$0.5	$1.0	$1.0
Interest cost	8.4	8.4	16.8	16.8
Expected return on plan assets	(8.3)	(9.2)	(16.5)	(18.4)
Amortization of:
Prior service cost	0.1	0.1	0.1	0.2
Net periodic benefit cost (income)	$0.7	$(0.2)	$1.4	$(0.4)
Other Postretirement Benefits:
Service cost	$—	$—	$0.1	$—
Interest cost	0.5	0.5	0.9	1.0
Amortization:
Prior service cost	(0.5)	(0.5)	(1.0)	(1.0)
Net periodic benefit cost	$—	$—	$—	$—

The net periodic benefit cost for the second quarter of fiscal 2012 is higher compared to the second quarter of fiscal 2011 due to a change in management's assumption in expected return on plan assets as the pension plan investment strategy migrates towards more fixed income investments.
During the first six months of fiscal 2012 and 2011, the Company made contributions of $4.9 million and $3.7 million, respectively, to its U.S. qualified pension plan trusts.

13. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under the prior authoritative literature, the Company adopted ASC 718 using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the Apollo Management L.P. (“Apollo”) transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Corporation. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of October 1, 2011, 377,623 of these rollover stock options remained outstanding.
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

The fair value of each option granted under the Option Plan during the six months ended October 1, 2011 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 34% based on the expected volatility of publicly-traded companies within the Company's industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 2.41% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 12,500 options granted under the Option Plan between April 1, 2011 and October 1, 2011 was $32.52.
For the second quarter ended and six months ended October 1, 2011, the Company recorded $0.9 million and $2.1 million of stock-based compensation expense. For the second quarter ended and six months ended October 2, 2010, the Company recorded $1.4 million and $2.7 million of stock-based compensation expense. As of October 1, 2011, there was $6.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.6 years.
The following table presents the Company's stock option activity during the first six months of fiscal 2012 and 2011:

	Period from April 1, 2011 through October 1, 2011		Period from April 1, 2010 through October 2, 2010
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period (1)	2,570,513	$19.73	2,498,666	$18.25
Granted	12,500	78.00	144,000	37.00
Exercised	(1,313)	20.00	—	—
Canceled/Forfeited	(15,033)	31.35	(14,649)	19.95
Outstanding at end of period (1) (2)	2,566,667	$19.95	2,628,017	$19.27
Exercisable at end of period (3)	1,896,428	$17.94	1,492,451	$16.77
______________________

(1)	Includes 377,623 roll-over options as of October 1, 2011.

(2)	The weighted average remaining contractual life of options outstanding at October 1, 2011 is 6.1 years.

(3)	The weighted average remaining contractual life of options exercisable at October 1, 2011 is 5.4 years.

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

Business Segment Information:
(in Millions)

	Second Quarter Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales
Process & Motion Control	$317.0	$282.1	$648.2	$547.6
Water Management	138.2	130.2	283.2	272.0
Consolidated	$455.2	$412.3	$931.4	$819.6
Income from operations
Process & Motion Control	$53.7	$43.0	$104.0	$77.9
Water Management	14.6	18.3	34.4	41.6
Corporate	(6.7)	(6.7)	(13.8)	(13.3)
Consolidated	$61.6	$54.6	$124.6	$106.2
Non-operating expense:
Interest expense, net	$(42.8)	$(43.3)	$(86.1)	$(88.6)
Loss on the extinguishment of debt	—	—	—	(100.8)
Loss on divestiture	(6.9)	—	(6.9)	—
Other (expense) income, net	(7.6)	20.4	(7.8)	1.9
Income (loss) before income taxes	4.3	31.7	23.8	(81.3)
(Benefit) provision for income taxes	(0.2)	10.7	(4.9)	(26.5)
Net income (loss)	$4.5	$21.0	$28.7	$(54.8)
Depreciation and Amortization
Process & Motion Control	$20.0	$19.5	$40.5	$39.3
Water Management	6.6	6.5	13.3	13.0
Consolidated	$26.6	$26.0	$53.8	$52.3
Capital Expenditures
Process & Motion Control	$11.1	$5.3	$17.2	$8.8
Water Management	2.7	1.7	4.7	2.6
Consolidated	$13.8	$7.0	$21.9	$11.4

			October 1, 2011	March 31, 2011
Total Assets
Process & Motion Control			$2,279.1	$2,305.7
Water Management			739.5	765.0
Corporate			25.6	30.4
Consolidated			$3,044.2	$3,101.1

15. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at October 1, 2011 and March 31, 2011 and for the three and six months ended October 1, 2011 and October 2, 2010 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
October 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$142.7	$213.6	$—	$356.3
Receivables, net	—	182.3	84.9	—	267.2
Inventories, net	—	229.3	62.8	—	292.1
Other current assets	4.6	12.2	24.4	—	41.2
Total current assets	4.6	566.5	385.7	—	956.8
Receivable from (payable to) affiliates, net	24.7	—	(24.7)	—	—
Property, plant and equipment, net	—	264.8	75.0	—	339.8
Intangible assets, net	—	591.9	35.5	—	627.4
Goodwill	—	828.8	194.5	—	1,023.3
Investment in:
Guarantor subsidiaries	1,548.7	—	—	(1,548.7)	—
Non-guarantor subsidiaries	—	775.1	—	(775.1)	—
Insurance for asbestos claims	—	65.0	—	—	65.0
Pension assets	—	5.5	0.2	—	5.7
Other assets	23.8	2.2	0.2	—	26.2
Total assets	$1,601.8	$3,099.8	$666.4	$(2,323.8)	$3,044.2
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$2.0	$—	$5.3	$—	$7.3
Trade payables	—	122.7	43.6	—	166.3
Compensation and benefits	—	34.9	13.9	—	48.8
Current portion of pension and postretirement benefit obligations	—	3.9	2.3	—	6.2
Interest payable	50.2	1.5	0.1	—	51.8
Other current liabilities	13.6	65.7	18.4	—	97.7
Total current liabilities	65.8	228.7	83.6	—	378.1
Long-term debt	2,205.9	75.5	1.6	—	2,283.0
Note (receivable from) payable to affiliates, net	(751.1)	1,014.4	(263.3)	—	—
Pension and postretirement benefit obligations	—	66.5	40.2	—	106.7
Deferred income taxes	98.8	88.4	20.3	—	207.5
Reserve for asbestos claims	—	65.0	—	—	65.0
Other liabilities	14.2	12.6	8.9	—	35.7
Total liabilities	1,633.6	1,551.1	(108.7)	—	3,076.0
Total stockholders' (deficit) equity	(31.8)	1,548.7	775.1	(2,323.8)	(31.8)
Total liabilities and stockholders' (deficit) equity	$1,601.8	$3,099.8	$666.4	$(2,323.8)	$3,044.2

Condensed Consolidating Balance Sheet
March 31, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$304.3	$86.0	$—	$390.3
Receivables, net	—	179.2	90.9	—	270.1
Inventories, net	—	217.6	66.2	—	283.8
Other current assets	—	15.3	21.2	—	36.5
Total current assets	—	716.4	264.3	—	980.7
Receivable from (payable to) affiliates, net	24.7	—	(24.7)	—	—
Property, plant and equipment, net	—	274.2	84.2	—	358.4
Intangible assets, net	—	615.7	29.0	—	644.7
Goodwill	—	826.6	189.6	—	1,016.2
Investment in:
Guarantor subsidiaries	1,592.2	—	—	(1,592.2)	—
Non-guarantor subsidiaries	—	644.2	—	(644.2)	—
Insurance for asbestos claims	—	65.0	—	—	65.0
Pension assets	—	4.6	—	—	4.6
Other assets	31.5	0.8	(0.8)	—	31.5
Total assets	$1,648.4	$3,147.5	$541.6	$(2,236.4)	$3,101.1
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2.0	$—	$9.0	$—	$11.0
Trade payables	—	125.4	56.3	—	181.7
Compensation and benefits	—	51.0	16.9	—	67.9
Current portion of pension and postretirement benefit obligations	—	3.9	2.2	—	6.1
Interest payable	50.0	1.3	—	—	51.3
Other current liabilities	8.8	61.7	14.9	—	85.4
Total current liabilities	60.8	243.3	99.3	—	403.4
Long-term debt	2,206.9	0.5	2.5	—	2,209.9
Note (receivable from) payable to affiliates, net	(776.3)	1,056.9	(280.6)	—	—
Pension and postretirement benefit obligations	—	71.5	41.7	—	113.2
Deferred income taxes	96.4	104.2	23.5	—	224.1
Reserve for asbestos claims	—	65.0	—	—	65.0
Other liabilities	22.2	13.9	11.0	—	47.1
Total liabilities	1,610.0	1,555.3	(102.6)	—	3,062.7
Total stockholders' equity	38.4	1,592.2	644.2	(2,236.4)	38.4
Total liabilities and stockholders' equity	$1,648.4	$3,147.5	$541.6	$(2,236.4)	$3,101.1

Condensed Consolidating Statement of Operations
Three Months Ended October 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$348.9	$129.6	$(23.3)	$455.2
Cost of sales	—	228.1	90.0	(23.3)	294.8
Gross profit	—	120.8	39.6	—	160.4
Selling, general and administrative expenses	—	64.4	22.0	—	86.4
Amortization of intangible assets	—	11.9	0.5	—	12.4
Income from operations	—	44.5	17.1	—	61.6
Non-operating (expense) income:
Interest expense, net:
To third parties	(42.3)	(0.3)	(0.2)	—	(42.8)
To affiliates	28.9	(25.1)	(3.8)	—	—
Loss on divestiture	—	(0.6)	(6.3)	—	(6.9)
Other (expense) income, net	(0.7)	2.3	(9.2)	—	(7.6)
(Loss) income before income taxes	(14.1)	20.8	(2.4)	—	4.3
(Benefit) provision for income taxes	(4.8)	5.8	(1.2)	—	(0.2)
(Loss) income before equity in income of subsidiaries	(9.3)	15.0	(1.2)	—	4.5
Equity in income of subsidiaries	13.8	(1.2)	—	(12.6)	—
Net income	$4.5	$13.8	$(1.2)	$(12.6)	$4.5

Condensed Consolidating Statement of Operations
Three Months Ended October 2, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$317.3	$117.4	$(22.4)	$412.3
Cost of sales	—	205.5	83.7	(22.4)	266.8
Gross profit	—	111.8	33.7	—	145.5
Selling, general and administrative expenses	—	60.9	18.0	—	78.9
Amortization of intangible assets	—	11.9	0.1	—	12.0
Income from operations	—	39.0	15.6	—	54.6
Non-operating (expense) income:
Interest expense, net:
To third parties	(43.1)	—	(0.2)	—	(43.3)
To affiliates	29.1	(25.6)	(3.5)	—	—
Other (expense) income, net	(0.8)	4.5	16.7	—	20.4
(Loss) income before income taxes	(14.8)	17.9	28.6	—	31.7
(Benefit) provision for income taxes	(9.1)	11.2	8.6		10.7
(Loss) income before equity in earnings (loss) of subsidiaries	(5.7)	6.7	20.0	—	21.0
Equity in income of subsidiaries	26.7	20.0	—	(46.7)	—
Net income	$21.0	$26.7	$20.0	$(46.7)	$21.0

Six Months Ended October 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$703.2	$276.7	$(48.5)	$931.4
Cost of sales	—	459.7	192.9	(48.5)	604.1
Gross profit	—	243.5	83.8	—	327.3
Selling, general and administrative expenses	—	131.9	45.9	—	177.8
Amortization of intangible assets	—	23.9	1.0	—	24.9
Income from operations	—	87.7	36.9	—	124.6
Non-operating income (expense):
Interest expense, net:
To third parties	(85.3)	(0.5)	(0.3)	—	(86.1)
To affiliates	58.5	(51.1)	(7.4)	—	—
Loss on divestiture	—	(0.6)	(6.3)	—	(6.9)
Other (expense) income, net	(1.5)	5.9	(12.2)	—	(7.8)
(Loss) income before income taxes	(28.3)	41.4	10.7	—	23.8
(Benefit) provision for income taxes	(9.8)	1.3	3.6	—	(4.9)
(Loss) income before equity in earnings (loss) of subsidiaries	(18.5)	40.1	7.1	—	28.7
Equity in income (loss) of subsidiaries	47.2	7.1	—	(54.3)	—
Net (loss) income	$28.7	$47.2	$7.1	$(54.3)	$28.7

Six Months Ended October 2, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$629.8	$231.2	$(41.4)	$819.6
Cost of sales	—	409.8	163.9	(41.4)	532.3
Gross profit	—	220.0	67.3	—	287.3
Selling, general and administrative expenses	—	121.2	35.9	—	157.1
Amortization of intangible assets	—	23.8	0.2	—	24.0
Income from operations	—	75.0	31.2	—	106.2
Non-operating income (expense):
Interest expense, net:
To third parties	(88.4)	0.1	(0.3)	—	(88.6)
To affiliates	59.1	(52.0)	(7.1)	—	—
Loss on debt extinguishment	(100.8)	—	—	—	(100.8)
Other (expense) income, net	(1.6)	7.9	(4.4)	—	1.9
(Loss) income before income taxes	(131.7)	31.0	19.4	—	(81.3)
(Benefit) provision for income taxes	(7.1)	(24.7)	5.3	—	(26.5)
(Loss) income before equity in earnings (loss) of subsidiaries	(124.6)	55.7	14.1	—	(54.8)
Equity in income (loss) of subsidiaries	69.8	14.1	—	(83.9)	—
Net (loss) income	$(54.8)	$69.8	$14.1	$(83.9)	$(54.8)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$28.7	$47.2	$7.1	$(54.3)	$28.7
Non-cash adjustments	(41.0)	49.2	11.3	54.3	73.8
Changes in operating assets and liabilities, including intercompany activity	114.6	(301.1)	121.8	—	(64.7)
Cash provided by (used for) operating activities	102.3	(204.7)	140.2	—	37.8
Investing activities
Expenditures for property, plant and equipment	—	(19.3)	(2.6)	—	(21.9)
Acquisition, net of cash	—	(18.2)	—	—	(18.2)
Proceeds from dispositions of property, plant, and equipment	—	5.6	—	—	5.6
Proceeds from divestiture, net of transaction costs	—	—	3.4	—	3.4
Cash used for investing activities	—	(31.9)	0.8	—	(31.1)
Financing activities
Proceeds from borrowings of long-term debt	—	75.0	—	—	75.0
Repayments of long-term debt	(1.0)	—	(0.7)	—	(1.7)
Proceeds from borrowings of short-term debt	—	—	0.3	—	0.3
Repayments of short-term debt	—	—	(3.8)	—	(3.8)
Payment of deferred financing fees	(1.3)	—	—	—	(1.3)
Dividend payment to parent company	(100.0)	—	—	—	(100.0)
Cash (used for) provided by financing activities	(102.3)	75.0	(4.2)	—	(31.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(9.2)	—	(9.2)
Decrease in cash and cash equivalents	—	(161.6)	127.6	—	(34.0)
Cash and cash equivalents at beginning of period	—	304.3	86.0	—	390.3
Cash and cash equivalents at end of period	$—	$142.7	$213.6	$—	$356.3

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 2, 2010
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(54.8)	$69.8	$14.1	$(83.9)	$(54.8)
Non-cash adjustments	72.8	(8.7)	5.6	83.9	153.6
Changes in operating assets and liabilities, including intercompany activity	(15.8)	(12.7)	(14.8)	—	(43.3)
Cash provided by (used for) operating activities	2.2	48.4	4.9	—	55.5
Investing activities
Expenditures for property, plant and equipment	—	(8.7)	(2.7)	—	(11.4)
Proceeds from sale of unconsolidated affiliates	—	0.9	—	—	0.9
Acquisitions, net of cash	—	—	1.2	—	1.2
Cash used for investing activities	—	(7.8)	(1.5)	—	(9.3)
Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—	—	—	1,145.0
Repayments of long-term debt	(1,069.1)	—	(0.5)	—	(1,069.6)
Proceeds from borrowings of short-term debt	—	—	1.6	—	1.6
Payment of deferred financing fees	(14.6)	—	—	—	(14.6)
Payment of tender premium	(63.5)	—	—	—	(63.5)
Cash (used for) provided by financing activities	(2.2)	—	1.1	—	(1.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	—	1.6
Increase (decrease) in cash and cash equivalents	—	40.6	6.1	—	46.7
Cash and cash equivalents at beginning of period	—	203.3	59.9	—	263.2
Cash and cash equivalents at end of period	$—	$243.9	$66.0	$—	$309.9

16. Subsequent Events
The Company evaluated subsequent events from the balance sheet date of October 1, 2011 through November 1, 2011 and has concluded that the following subsequent events occurred during such period:
Recent Acquisition
On October 10, 2011, the Company completed its previously announced acquisition of 100% of the outstanding stock of VAG for an aggregate purchase price of approximately €175 million, net of cash acquired and excluding transaction costs. The purchase price included a cash payment to the selling shareholders at closing plus the assumption or extinguishment of certain indebtedness outstanding as of the closing date. The transaction was funded through the Company's available liquidity.
VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation as well as various other industrial applications. This acquisition is complementary to Rexnord's existing Water Management platform and allows Rexnord to further expand into key markets outside of North America.
VAG employs approximately 1,200 associates world-wide and reported net sales of approximately €140 million for the twelve months ended August 31, 2011. Headquartered in Mannheim, Germany, VAG operates three other principal manufacturing operations in Hodonin, Czech Republic, Secunderabad, India and Taicang, China as well as sales offices in eighteen countries to service its global customer base.
Credit Agreement Modification
On October 20, 2011, the Company entered into a Loan Modification Agreement and Permitted Amendment (the “Modification Agreement”) related to the Credit Agreement. The Modification Agreement amends certain terms related to the Company's $180.0 million revolving credit facility in the manner permitted under the terms of the Credit Agreement. Specifically, the Modification Agreement (i) extends the revolving facility maturity date with respect to lenders that agreed to accept the Company's loan modification offer with respect to such lenders' revolving facility commitments (collectively, the “Extended Commitments”) from July 20, 2012 to July 19, 2013; (ii) increases the applicable LIBOR margin with respect to Other Revolving Loans (as defined in the Credit Agreement) made pursuant to the Extended Commitments to 4.00% (it previously was 1.75%); and (iii) fixes the commitment fee with respect to the Extended Commitments at 0.50% (it previously had been determined by reference to a pricing matrix). All other terms of the Credit Agreement, including the pricing on the Company's outstanding borrowings under the term loan facility (which were $760.5 million as of October 1, 2011), remain unchanged.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of October 1, 2011 and during the period from April 1, 2011 through October 1, 2011, there has been no material change to this information.
Divestiture
On July 19, 2011, we sold substantially all of the net assets of a non-material, underperforming business within our Process & Motion Control segment based in Germany for a total sale price of $4.5 million ($3.4 million received to date and $1.1 million to be received in future periods). We recorded a pre-tax loss on divestiture of approximately $6.9 million during the second quarter of fiscal 2012, which is subject to a final working capital settlement.
Autogard Holdings Acquisition
On April 2, 2011, we acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands our global Process & Motion Control platform and will allow us to provide increased capabilities and support to our global customer base. As a result of this transaction, we acquired $15.3 million of intangible assets consisting of $7.4 million of goodwill (which is not deductible for tax purposes) and $7.9 million of all other intangible assets. The purchase price is subject to final working capital and valuation adjustments which are expected to be completed within fiscal 2012. Our results of operations include Autogard subsequent to April 2, 2011.
Evaluation of Subsequent Events
We evaluated subsequent events from the balance sheet date of October 1, 2011 through November 1, 2011 and have concluded that the following subsequent events occurred during such period:
Recent Acquisition
On October 10, 2011, we completed our previously announced acquisition of 100% of the outstanding stock of VAG Holding GmbH ("VAG") for an aggregate purchase price of approximately €175 million, net of cash acquired and excluding transaction costs. The purchase price included a cash payment to the selling shareholders at closing plus the assumption or extinguishment of certain indebtedness outstanding as of the closing date. The transaction was funded through our available liquidity.
VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation as well as various other industrial applications. This acquisition is complementary to our existing Water Management platform and allows us to further expand into key markets outside of North America.
VAG employs approximately 1,200 associates world-wide and reported net sales of approximately €140 million for the twelve months ended August 31, 2011. Headquartered in Mannheim, Germany, VAG operates three other principal manufacturing operations in Hodonin, Czech Republic, Secunderabad, India and Taicang, China as well as sales offices in eighteen countries to service its global customer base.

Credit Agreement Modification
On October 20, 2011, we entered into a Loan Modification Agreement and Permitted Amendment (the “Modification Agreement”) related to our Amended and Restated Credit Agreement, dated as of October 5, 2009. The Modification Agreement amends certain terms related to our $180.0 million revolving credit facility (which facility was increased in accordance with the Credit Agreement earlier this year from $150.0 million) in the manner permitted under the terms of the Credit Agreement. Specifically, the Modification Agreement (i) extends the revolving facility maturity date with respect to lenders that agreed to accept our loan modification offer with respect to such lenders' revolving facility commitments (collectively, the “Extended Commitments”) from July 20, 2012 to July 19, 2013; (ii) increases the applicable LIBOR margin with respect to Other Revolving Loans (as defined in the Credit Agreement) made pursuant to the Extended Commitments to 4.00% (it previously was 1.75%); and (iii) fixes the commitment fee with respect to the Extended Commitments at 0.50% (it previously had been determined by reference to a pricing matrix). All other terms of the Credit Agreement, including the pricing on our outstanding borrowings under the term loan facility (which were $760.5 million as of October 1, 2011), remain unchanged.
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
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from July 3, 2011 through October 1, 2011 as the “second quarter of fiscal 2012” or the “second quarter ended October 1, 2011.” Similarly, we refer to the period from July 4, 2010 through October 2, 2010 as the “second quarter of fiscal 2011” or the “second quarter ended October 2, 2010.” We refer to the period from April 1, 2011 through October 1, 2011 as of "first six months of fiscal 2011" or the "six months ended October 1, 2011." Similarly, we refer to the period from April 1, 2010 through October 2, 2010 as the "first six months of fiscal 2011" or the "six months ended October 2, 2010."
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
Consolidated Overview
Net sales for the second quarter of fiscal 2012 increased 10% from the prior year to $455.2 million, while net sales for the first six months of fiscal 2012 were $931.4 million, an increase of $111.8 million, or 14% compared to the first six months of fiscal 2011. Core net sales, which excludes foreign currency fluctuations and our divested German subsidiary discussed above, for the second quarter of fiscal 2012 also increased 10% year-over-year, while core net sales for the first six months of fiscal 2012 increased 12% driven by the continued demand across the majority of our Process & Motion Control served markets and single-digit growth in our Water Management segment.
Our backlog as of October 1, 2011 was $423 million compared to $379 million as of March 31, 2011, an increase of approximately 12% in the first six months, which includes the impact of our divestiture. The backlog improvement during the first six months of fiscal 2012 is primarily the result of strong order rates within our Process & Motion Control businesses.

Income from operations for the second quarter of fiscal 2012 increased 13% to $61.6 million compared to the second quarter of fiscal 2011, while income from operations for the first six months of fiscal 2012 increased 17% to $124.6 million compared to the first six months of fiscal 2011. Income from operations as a percent of net sales increased 30 basis points from the prior year second quarter to 13.5%, while income from operations as a percent of net sales for the first six months of fiscal 2012 increased 40 basis points from the prior year first six months to 13.4%. The improvement in fiscal 2012 operating margin is the result of continued productivity gains and improved leverage on higher year-over-year sales volume net of the lower profitability of certain long-lead time projects for the North American municipal water markets shipping out of our backlog compared to the prior year quarter and increased investment in product development and global growth capabilities.
Second Quarter Ended October 1, 2011 Compared with the Second Quarter Ended October 2, 2010:
Net sales
(Dollars in Millions)

	Quarter Ended
	October 1, 2011	October 2, 2010	Change	% Change
Process & Motion Control	$317.0	$282.1	$34.9	12.4%
Water Management	138.2	130.2	8.0	6.1%
Consolidated	$455.2	$412.3	$42.9	10.4%
Process & Motion Control
Process & Motion Control net sales in the second quarter of fiscal 2012 increased 12% from the prior year to $317.0 million. Core net sales, which excludes 3% of favorable currency fluctuations and a 3% unfavorable impact from our divestiture, also increased by 12% year-over-year, driven by solid demand and market share gains across the majority of our served global markets.
Water Management
Water Management net sales in the second quarter of fiscal 2012 increased 6% from the prior year to $138.2 million. Core net sales also increased by 6% year-over-year, due to market share gains and growth in alternative markets, which more than offset the continued weakness in the North American commercial construction and municipal water markets.
 Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	October 1, 2011	October 2, 2010	Change	% Change
Process & Motion Control	$53.7	$43.0	$10.7	24.9%
% of net sales	16.9%	15.2%	1.7%
Water Management	14.6	18.3	(3.7)	(20.2)%
% of net sales	10.6%	14.1%	(3.5)%
Corporate	(6.7)	(6.7)	—	—%
Consolidated	$61.6	$54.6	$7.0	12.8%
% of net sales	13.5%	13.2%	0.3%
Process & Motion Control
Process & Motion Control income from operations for the second quarter of fiscal 2012 improved 25% to $53.7 million compared to the second quarter of fiscal 2011. Income from operations as a percent of net sales increased 170 basis points from the prior year second quarter to 16.9%. The improvement in fiscal 2012 operating margin resulted from the continued productivity gains and operating leverage on higher year-over-year sales volume net of increased investment in new product development and global growth capabilities.

Water Management
Water Management income from operations for the second quarter of fiscal 2012 declined 20% to $14.6 million compared to the second quarter of fiscal 2011. Income from operations as a percent of sales decreased 350 basis points from the prior year second quarter to 10.6%. The decline in fiscal 2012 operating margin is primarily the result of the lower profitability of certain long-lead time projects for the North American municipal water markets shipping out of our backlog compared to the prior year.
Corporate
Corporate expenses were $6.7 million in the second quarter of fiscal 2012 and fiscal 2011.
Interest expense, net
Interest expense, net was $42.8 million in the second quarter of fiscal 2012 compared to $43.3 million in the second quarter of fiscal 2011. The year-over-year reduction in interest expense is primarily the result of the lower weighted average fixed borrowing rates, partially offset by a slight increase in average debt outstanding as a result of the higher amount of notes issued in connection with the April 2010 refinancing.
Other (expense) income, net
Other expense, net for the quarter ended October 1, 2011, consists of management fee expense of $0.8 million, foreign currency transaction losses of $5.9 million and other miscellaneous losses of $0.9 million. Other income, net for the quarter ended October 2, 2010, consists of income in unconsolidated affiliates of $3.8 million (includes a $3.4 million gain recorded as a result of our step acquisition of 100% voting shares in Mecanica Falk S.A. de C.V. ("Mecanica Falk") in August 2010) and foreign currency transaction gains of $18.6 million, partially offset by management fee expense of $0.7 million and other miscellaneous losses of $1.3 million.

(Benefit) provision for income taxes
The income tax benefit was $(0.2) million in the second quarter of fiscal 2012 compared to an income tax provision of $10.7 million in the second quarter of fiscal 2011. Our effective income tax rate for the second quarter of fiscal 2012 was (4.7)% versus 33.8% in the second quarter of fiscal 2011. The income tax benefit, associated with the income before income taxes, for the second quarter of fiscal 2012 is attributable to the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statute of limitations. The effective income tax rate of 33.8% for the second quarter of fiscal 2011 includes the accrual of foreign income taxes at statutory rates which are generally below the U.S. federal statutory rate of 35.0%.
Net income (loss)
Our net income for the second quarter of fiscal 2012 was $4.5 million compared to net income of $21.0 million in the second quarter of fiscal 2011 as a result of the factors described above.

Six Months Ended October 1, 2011 Compared with the Six Months Ended October 2, 2010:
Net sales
(Dollars in Millions)

	Six Months Ended
	October 1, 2011	October 2, 2010	Change	% Change
Process & Motion Control	$648.2	$547.6	$100.6	18.4%
Water Management	283.2	272.0	11.2	4.1%
Consolidated	$931.4	$819.6	$111.8	13.6%
Process & Motion Control
Process & Motion Control net sales in the first six months of fiscal 2012 were $648.2 million, an increase of $100.6 million, or 18%, from $547.6 million in the first six months of fiscal 2011. Core net sales, which excludes 4% of favorable currency fluctuations and a 2% unfavorable impact from our divestiture, increased by 16% year-over-year, driven by solid demand and market share gains across the majority of our served global markets.

Water Management
Water Management net sales in the first six months of fiscal 2012 were $283.2 million, an increase of $11.2 million, or 4%, from $272.0 million in the first six months of fiscal 2011. Core net sales also increased by 4% year-over-year, due to market share gains and growth in alternative markets, which more than offset the continued weakness in the North America commercial construction and municipal water markets.
Income from Operations
(Dollars in Millions)

	Six Months Ended
	October 1, 2011	October 2, 2010	Change	% Change
Process & Motion Control	$104.0	$77.9	$26.1	33.5%
% of net sales	16.0%	14.2%	1.8%
Water Management	34.4	41.6	(7.2)	(17.3)%
% of net sales	12.2%	15.3%	(3.1)%
Corporate	(13.8)	(13.3)	(0.5)	(3.8)%
Consolidated	$124.6	$106.2	$18.4	17.3%
% of net sales	13.4%	13.0%	0.4%
Process & Motion Control
Process & Motion Control income from operations for the first six months of fiscal 2012 improved $26.1 million, or 34%, to $104.0 million compared to the first six months of fiscal 2011. Income from operations as a percent of sales increased 180 basis points from the prior year to 16.0%. The improvement in fiscal 2012 operating margin resulted from the continued productivity gains and operating leverage on higher year-over-year sales volume net of increased investment in new product development and global growth capabilities.
Water Management
Water Management income from operations for the first six months of fiscal 2012 declined $7.2 million, or 17%, to $34.4 million compared to the first six months of fiscal 2011. Income from operations as a percent of sales decreased 310 basis points from the first six months of the prior year to 12.2%. The decline in fiscal 2012 operating margin is primarily the result of the lower profitability of certain long-lead time projects for the North American municipal water markets shipping out of our backlog compared to the prior year.

Corporate
Corporate expenses increased by $0.5 million from $13.3 million in the first six months of fiscal 2011 to $13.8 million in the first six months of fiscal 2012.
Interest Expense, net
Interest expense, net was $86.1 million in the first six months of fiscal 2012 compared to $88.6 million in the first six months of fiscal 2011. The year-over-year reduction in interest expense is primarily the result of the lower weighted average fixed borrowing rates, partially offset by a small increase in average debt outstanding.
Other (expense) income, net
Other expense, net for the six months ended October 1, 2011, consists of management fee expense of $1.5 million, foreign currency transaction losses of $5.3 million and other miscellaneous losses of $1.0 million. Other income, net for the six months ended October 2, 2010, consists of income in unconsolidated affiliates of $4.0 million (including a $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk in August 2010) and foreign currency transaction gains of $1.0 million, partially offset by management fee expense of $1.5 million and other miscellaneous losses of $1.6 million.
(Benefit) provision for income taxes
The income tax benefit recorded in the first six months of fiscal 2012 was $(4.9) million compared to $(26.5) million in the first six months of fiscal 2011. Our effective income tax rate for the first six months of fiscal 2012 was (20.6)% versus 32.6% in the first six months of fiscal 2011. The income tax benefit associated with the income before income taxes for the first six months of fiscal 2012 is due to the effect of a significant decrease in the valuation allowance for U.S. foreign tax credit carryforwards for which realization of such benefits is now deemed more-likely-than-not, as well as recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statute of limitations. The effective income tax rate of 32.6% for the first six months of fiscal 2011 includes the accrual of foreign income taxes at statutory rates which are generally below the U.S. federal statutory rate of 35.0%.
Net income (loss)
Our net income for the first six months of fiscal 2012 was $28.7 million compared to a net loss of $54.8 million in the first six months of fiscal 2011 due to the factors described above.

Non-GAAP Financial Measure
In addition to net income (loss), we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure under our senior secured credit facilities, as our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income (loss)). We reported Adjusted EBITDA of $184.5 million in the six months ended of fiscal 2012, and net income for the same period of $28.7 million.
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

Set forth below is a reconciliation of net (loss) income to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended October 2, 2010	Year ended March 31, 2011	Six months ended October 1, 2011	Twelve months ended October 1, 2011
Net (loss) income	$(54.8)	$(36.4)	$28.7	$47.1
Interest expense, net	88.6	173.7	86.1	171.2
Income tax (benefit) provision	(26.5)	(17.9)	(4.9)	3.7
Depreciation and amortization	52.3	106.1	53.8	107.6
EBITDA	$59.6	$225.5	$163.7	$329.6
Adjustments to EBITDA:
Loss on divestiture (1)	—	—	6.9	6.9
Loss on extinguishment of debt (2)	100.8	100.8	—	—
Impact of inventory fair value adjustment	—	—	0.9	0.9
Stock option expense	2.7	5.6	2.1	5.0
LIFO expense (3)	2.0	4.9	3.1	6.0
Other (income) expense, net (4)	(1.9)	(1.1)	7.8	8.6
Subtotal of adjustments to EBITDA	$103.6	$110.2	$20.8	$27.4
Adjusted EBITDA	$163.2	$335.7	$184.5	$357.0
Fixed charges (5)				$163.9
Ratio of Adjusted EBITDA to Fixed Charges				2.18x
Senior secured bank indebtedness (6)				$421.8
Senior secured bank leverage ratio (7)				1.18x
__________________________________

(1)	The loss on divestiture is the result of the Company's sale of a non-strategic subsidiary to a third party. See Note 2 to the condensed consolidated financial statements for more information.

(2)
The loss on extinguishment of debt is the result of the cash tender offer that we completed during the first quarter of fiscal 2011 as detailed in the “Liquidity and Capital Resources - Indebtedness” section below.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(4)	Other (income) expense, net for the twelve months ended October 1, 2011, consists of:

(in millions)	Six months ended October 2, 2010	Year Ended March 31, 2011	Six months ended October 1, 2011	Twelve months ended October 1, 2011
Management fee expense	$1.5	$3.0	$1.5	$3.0
(Gain) loss on foreign currency transactions	(1.0)	(1.5)	5.3	4.8
Income in unconsolidated affiliates	(4.0)	(4.1)	—	(0.1)
Other expense	1.6	1.5	1.0	0.9
Total	$(1.9)	$(1.1)	$7.8	$8.6

(5)	The indentures governing our senior notes define fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(6)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $338.7 million (as defined by the senior secured credit facilities) at October 1, 2011. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

(7)	The senior secured credit facilities define the senior secured bank leverage ratio as the ratio of senior secured bank debt to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations and borrowing availability under our $180.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of October 1, 2011, we had $356.3 million of cash and cash equivalents and approximately $180.0 million of additional borrowing capacity ($155.0 million of available borrowings under our revolving credit facility and $25.0 million available under our accounts receivable securitization program). On October 5, 2011, we borrowed $89.7 million under our revolving credit facility to partially fund the VAG acquisition; as of October 5, 2011, we had $65.3 million of available borrowings under the revolving credit facility. As of March 31, 2011, we had $390.3 million of cash and approximately $219.6 million of additional borrowing capacity ($121.7 million of available borrowings under our revolving credit facility and $97.9 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Rexnord Corporation, our indirect parent company, has filed a registration statement relating to the sale of shares of its common stock. While there can be no assurance that net proceeds of any such offering will enhance our liquidity or capital resources, Rexnord Corporation has disclosed that it intends to use a portion of the net proceeds to redeem our 11.75% senior subordinated notes due 2016. We also cannot assure that the offering will be completed as anticipated or that the redemption of notes will occur as contemplated.
Cash Flows
Net cash provided by operating activities in the first six months of fiscal 2012 was $37.8 million compared to a source of $55.5 million in the first six months of fiscal 2011. The reduction in operating cash flow was primarily driven by a $17.9 million year-over-year increase in cash interest due to the timing change in our interest payments resulting from our April 2010 debt refinancing.
Cash used for investing activities was $31.1 million in the first six months of fiscal 2012 compared to a use of $9.3 million in the first six months of fiscal 2011. The year-over-year increase in cash used for investing activities relates to the $18.2 million acquisition of Autogard (net of cash acquired) and a $10.5 million increase in capital expenditures, partially offset by an incremental $8.1 million of cash proceeds received in connection with the sale of certain property, plant and equipment and a non-strategic subsidiary during the first six months of fiscal 2012.
Cash used for financing activities was $31.5 million in the first six months of fiscal 2012 compared to a use of $1.1 million in the first six months of fiscal 2011. The cash used for financing activities in the first six months of fiscal 2012 consisted of a $100.0 million dividend made to our indirect parent, Rexnord Corporation (substantially all of which was used to retire Rexnord Corporation's outstanding PIK Toggle Senior Indebtedness due 2013), net repayments of outstanding borrowings of $5.2 million (including $1.0 million payment on our term loan) and $1.3 million payment of deferred financing fees incurred in connection with our Accounts Receivable Securitization Program refinancing; partially offset by the $75.0 million source of cash borrowed on the Accounts Receivable Securitization Program to partially fund the purchase of VAG. The cash used for financing activities in the first six months of fiscal 2011 consisted of a source of cash from the issuance of $1,145.0 million of 8.50% Senior Notes due 2018 (the “8.50% Notes”), the proceeds of which were utilized to retire $1,067.4 million of previously outstanding senior notes, pay the $63.5 million tender premium to holders of the retired senior notes and pay $14.6 million of related debt issue costs. Additionally, we made repayments of $2.2 million of other long-term debt (including a $1.0 million payment on our term loan and a $0.9 million payment to redeem 100% of our outstanding 9.5% Notes) and received $1.6 million as a result of short-term borrowings at various foreign subsidiaries.

Indebtedness
As of October 1, 2011 we had $2,290.3 million of total indebtedness outstanding as follows (in millions):

	Total Debt at October 1, 2011	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans	760.5	2.0	758.5
11.75% Senior subordinated notes due 2016	300.0	—	300.0
Accounts receivable securitization facility	75.0	—	75.0
8.875% Senior notes due 2016	2.0	—	2.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	7.5	5.3	2.2
Total	$2,290.3	$7.3	$2,283
Senior Secured Credit Facility
On October 5, 2009, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating the credit agreement dated as of July 21, 2006. Our senior secured credit facilities provided under the Credit Agreement are funded by a syndicate of banks and other financial institutions, and originally consisted of: (i) a $810.0 million term loan facility with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans. During the second quarter ended October, 1, 2011, the Company exercised its accordion feature under the Credit Agreement to increase the amount available under the revolving credit facility by $30.0 million through an incremental revolving credit commitment of a new lender. Upon the effective date of the incremental revolving credit commitment, maximum borrowings under the revolving credit facility increased to $180.0 million. See the critical accounting policies and estimates - credit agreement modification discussion above for information about an extension of, and other changes to, the revolving credit facility subsequent to October 1, 2011.
 As of October 1, 2011, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $190.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at October 1, 2011 was 3.64%.
As of October 1, 2011, borrowings under our $180.0 million revolving credit facility accrued interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding as of October 1, 2011 under the revolving credit facility were due and payable in full, and the commitments thereunder were scheduled to terminate, on July 20, 2012. In addition, $25.0 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at October 1, 2011 and March 31, 2011, respectively. See the critical accounting policies and estimates - credit agreement modification section above for subsequent changes to these provisions of the revolving credit facility.
As of October 1, 2011, in addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). See the critical accounting policies and estimates - credit agreement modification section above for subsequent changes to these provisions of the revolving credit facility. We also must pay customary letter of credit and agency fees.
As of October 1, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $3.5 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

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
The Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of certain indebtedness (including our senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of October 1, 2011, the senior secured bank leverage ratio was 1.18 to 1.00.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At October 1, 2011, we had outstanding $1,145.0 million in aggregate principal 8.50% Senior Notes due 2018 (the "8.50% Notes") and $300.0 million in aggregate principal 11.75% senior subordinated notes due 2016 (the “11.75% Notes”). We also had outstanding $2.3 million in aggregate principal under other notes, consisting of 8.875% Senior Notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.
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
Other Subsidiary Debt
At October 1, 2011 and March 31, 2011, various wholly-owned subsidiaries had additional debt of $7.5 million and $12.1 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.
Account Receivable Securitization Program
On May 20, 2011, the Company entered into a five-year Amended and Restated Receivables Funding and Administration Agreement (the “RFAA”) by and among Rexnord Funding LLC (“Funding”, a wholly-owned bankruptcy-remote special purpose subsidiary), the financial institutions from time to time party thereto, and General Electric Capital Corporation, as a lender, a swing line lender and administrative agent (“GECC”). The RFAA, which amended and restated in its entirety a facility entered into as of September 26, 2007, is the principal operative agreement under which certain subsidiaries continuously sell substantially all of their domestic trade accounts receivable to Funding for cash and subordinated notes (the “Program”). Funding in turn may obtain revolving loans and letters of credit from GECC under the RFAA. The maximum borrowing amount under the RFAA is $100.0 million, subject to certain eligibility requirements related to the amount and type of receivables owned by Funding; the RFAA also contains an “accordion” provision pursuant to which Funding can request that the facility be increased by $75.0 million. All of the receivables purchased by Funding are pledged as collateral for revolving loans and letters of credit obtained from GECC under the RFAA.
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
During the second quarter ended October 1, 2011, we borrowed $75.0 million under the RFAA to partially fund the acquisition of VAG, which closed on October 10, 2011. See the critical accounting policies and estimates - credit agreement modification section above for information as it relates to the acquisition of VAG.
At October 1, 2011, our available borrowing capacity under the AR Securitization Program was $25.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of October 1, 2011, Funding was in compliance with all applicable covenants and performance ratios.

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
Approximately 28% of our sales originate outside of the United States. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of October 1, 2011, stockholders' equity decreased by $3.8 million from March 31, 2011 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of October 1, 2011, the result would have decreased stockholders' equity by approximately $28.2 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At October 1, 2011, we had outstanding forward foreign currency contracts that exchange Canadian dollars (“CAD”) for USD. The forward contracts in place as of October 1, 2011 expire between October 2011 and March 2012 and have notional amounts ranging from $1.6 million USD ($1.5 million CAD) to $3.1 million USD ($3.0 million CAD) and contract rates of approximately $0.96USD:$1CAD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.7 million decrease in the fair value of foreign exchange forward contacts as of October 1, 2011.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of October 1, 2011, our outstanding borrowings under the senior secured term loan credit facility were $760.5 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $190.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.25% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at October 1, 2011 was 3.64%. We have entered into three interest rate swaps, which became effective beginning October 20, 2009 and mature on July 20, 2012, to hedge the variability in future cash flows associated with our variable-rate term loans. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.
Our loss before income taxes would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the interest rate swaps, a 100 basis point increase in the October 1, 2011 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.9 million on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation as of October 1, 2011, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the information under the heading “Commitments and Contingencies” in Note 11 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS
Information with respect to certain risk factors affecting the Company is contained in Item1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and our Current Report on Form 8-K dated May 25, 2011 under the heading "Risk Factors". Management believes that as of November 1, 2011, there have been no material changes to this information.

ITEM 6.	EXHIBITS
See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date:	November 1, 2011	By:	/S/ MICHAEL H. SHAPIRO
		Name:	Michael H. Shapiro
		Title:	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1
Incremental Assumption Agreement, dated as of September 15, 2011, relating to the Amended and Restated Credit Agreement dated as of October 5, 2009 (as amended, restated, supplemented, waived or otherwise modified from time to time) among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC and the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch as Administrative Agent.*
X

10.2
Loan Modification Agreement and Permitted Amendment, dated as of October 20, 2011, relating to the Amended and Restated Credit Agreement, dated as of October 5, 2009 (as amended, restated or supplmented from time to time) among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the Administrative Agent and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K dated October 20, 2011)

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

* Represents a non-material amendment to the Amended and Restated Credit Agreement.