Form 10-Q
period 2011-12-31
REXNORD LLC; RBS GLOBAL INC
filed 2012-01-31
CIK 843762, 1213336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2011
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

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
RBS Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$220.1	$390.3
Receivables, net	299.6	270.1
Inventories, net	329.6	283.8
Other current assets	55.2	36.5
Total current assets	904.5	980.7
Property, plant and equipment, net	414.2	358.4
Intangible assets, net	649.7	644.7
Goodwill	1,115.9	1,016.2
Insurance for asbestos claims	65.0	65.0
Pension assets	6.3	4.6
Other assets	48.1	31.5
Total assets	$3,203.7	$3,101.1
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$3.3	$11.0
Trade payables	180.4	181.7
Compensation and benefits	55.8	67.9
Current portion of pension and postretirement benefit obligations	6.2	6.1
Interest payable	36.3	51.3
Other current liabilities	113.8	85.4
Total current liabilities	395.8	403.4

Long-term debt	2,400.8	2,209.9
Pension and postretirement benefit obligations	111.1	113.2
Deferred income taxes	221.9	224.1
Reserve for asbestos claims	65.0	65.0
Other liabilities	42.6	47.1
Total liabilities	3,237.2	3,062.7

Stockholders' (deficit) equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid-in capital	439.8	537.1
Retained deficit	(480.6)	(514.9)
Accumulated other comprehensive income	8.2	16.1
Total Rexnord stockholders' (deficit) equity	(32.5)	38.4
Non-controlling interest	(1.0)	—
Total stockholders' (deficit) equity	(33.5)	38.4
Total liabilities and stockholders' (deficit) equity	$3,203.7	$3,101.1
See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net sales	$492.4	$419.8	$1,423.8	$1,239.4
Cost of sales	327.2	274.7	931.3	807.0
Gross profit	165.2	145.1	492.5	432.4
Selling, general and administrative expenses	98.5	80.1	276.3	237.2
Restructuring and other similar charges	2.7	—	2.7	—
Amortization of intangible assets	12.7	12.4	37.6	36.4
Income from operations	51.3	52.6	175.9	158.8
Non-operating expense:
Interest expense, net	(45.1)	(42.7)	(131.2)	(131.3)
Loss on the extinguishment of debt	—	—	—	(100.8)
Loss on divestiture	—	—	(6.9)	—
Other expense, net	(3.0)	(4.7)	(10.8)	(2.8)
Income (loss) before income taxes	3.2	5.2	27.0	(76.1)
(Benefit) provision for income taxes	(2.4)	3.1	(7.3)	(23.4)
Net income (loss)	$5.6	$2.1	$34.3	$(52.7)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

		Nine Months Ended
		December 31, 2011	January 1, 2011
Operating activities
Net income (loss)		$34.3	$(52.7)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation		46.2	43.2
Amortization of intangible assets		37.6	36.4
Amortization of deferred financing costs		5.8	5.8
Loss on dispositions of property, plant and equipment		0.8	1.4
Non-cash loss on divestiture		4.5	—
Equity in earnings of unconsolidated affiliates		—	(4.1)
Other non-cash charges		7.4	1.1
Loss on debt extinguishment		—	100.8
Stock-based compensation expense		2.7	4.1
Changes in operating assets and liabilities:
Receivables		7.7	(3.9)
Inventories		(12.2)	(16.4)
Other assets		(13.7)	(2.8)
Accounts payable		(16.3)	3.3
Accruals and other		(42.4)	(39.7)
Cash provided by operating activities		62.4	76.5

Investing activities
Expenditures for property, plant and equipment		(39.0)	(19.7)
Acquisitions, net of cash		(256.8)	1.2
Loan receivable for financing under New Market Tax Credit incentive program (see Note 11)		(17.9)	—
Proceeds from dispositions of property, plant, and equipment		5.6	—
Proceeds from divestiture, net of transaction costs		3.4	—
Proceeds from sale of unconsolidated affiliate		—	0.9
Cash used for investing activities		(304.7)	(17.6)

Financing activities
Proceeds from borrowings of long-term debt		1.3	1,145.0
Repayments of long-term debt		(4.0)	(1,070.4)
Proceeds from borrowings of short-term debt		1.0	1.6
Repayments of short-term debt		(8.5)	(1.8)
Proceeds from financing under New Market Tax Credit incentive program (see Note 11)		23.4	—
Proceeds from borrowings on revolving credit facility		89.8	—
Proceeds from borrowings on AR securitization facility		75.0	—
Payment of deferred financing fees		(3.5)	(14.6)
Payment of tender premium		—	(63.5)
Dividend payment to parent company		(100.0)	(2.4)
Excess tax benefit on exercise of stock options	—	—	0.5
Cash provided by (used for) financing activities		74.5	(5.6)
Effect of exchange rate changes on cash and cash equivalents		(2.4)	1.4
(Decrease) increase in cash and cash equivalents		(170.2)	54.7
Cash and cash equivalents at beginning of period		390.3	263.2
Cash and cash equivalents at end of period		$220.1	$317.9

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board issued an update to Accounting Standards Codification ("ASC") No. 350, “Intangibles - Goodwill and Other,” which now permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determine whether it is necessary to perform the two-step goodwill impairment test. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.
In June 2011, the Financial Accounting Standards Board issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which no longer permits presentation of other comprehensive income and its components in the statement of shareholders’ equity. Rather, the Company shall elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement shall be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with earlier adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.
Evaluation of Subsequent Events
The Company evaluated subsequent events from the balance sheet date of December 31, 2011 through January 31, 2012 and has concluded that no subsequent events requiring reporting have occurred during this period.

2. Acquisitions and Divestiture
On October 10, 2011, the Company acquired VAG Holding GmbH (“VAG”) for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition further expands the Company's Water Management platform. As a result of this transaction, the Company acquired $131.0 million of intangible assets consisting of $94.9 million of goodwill (which is not deductible for tax purposes) and $36.1 million of all other intangible assets based on the Company's initial purchase price allocation. In connection with its acquisition of VAG, the Company acquired certain known and potential liabilities, which the Company believes are, in material part, covered by indemnity and escrow protection the Company received as part of the acquisition. The purchase price allocation is subject to final working capital and valuation adjustments which are allowable and expected to be completed within the one year period following this acquisition date. The Company’s results of operations include VAG beginning October 10, 2011. Certain information about VAG is not presented (e.g. pro forma financial information and allocation of purchase price) as the disclosure of such information is not required.
On July 19, 2011, the Company sold substantially all of the net assets of a non-material, underperforming business within the Process & Motion Control segment based in Germany for a total sale price of $4.5 million ($3.9 million received to date and $0.6 million to be received in future periods). The Company recorded a pre-tax loss on divestiture of approximately $6.9 million during the second quarter of fiscal 2012, which is subject to a final working capital settlement. The Company's results of operations include the divestiture up to July 19, 2011.
On April 2, 2011, the Company acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands the Company’s global Process & Motion Control platform. As a result of this transaction, the Company acquired $17.0 million of intangible assets consisting of $9.1 million of goodwill (which is not deductible for tax purposes) and $7.9 million of all other intangible assets. The Company’s results of operations include Autogard beginning April 2, 2011.
3. Restructuring and Other Similar Costs
During the third quarter ended December 31, 2011, the Company commenced certain restructuring actions to reduce operating costs and improve profitability. The restructuring actions primarily resulted in workforce reductions, lease termination, and the consolidation of certain North American water and waste water treatment facilities. The restructuring costs incurred amounted to $2.7 million during the quarter ended December 31, 2011.
The following table summarizes the Company's restructuring costs during the quarter ended December 31, 2011 by classification and by operating segment (in millions):

	Restructuring Costs To-date (Period from October 2, 2011 to December 31, 2011)
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.6	$1.4	$0.5	$2.5
Lease termination and other costs	—	0.2	—	0.2
Total restructuring and other similar costs	$0.6	$1.6	$0.5	$2.7
The following table summarizes the activity in the Company's restructuring reserve for the nine months ended December 31, 2011 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2011	$—	$0.9	$0.9
Charges	2.5	0.2	2.7
Cash payments	(0.7)	(0.7)	(1.4)
Currency translation adjustment		—	—
Restructuring reserve, December 31, 2011 (1)	$1.8	$0.4	$2.2

(1)	The restructuring reserve is included in other current liabilities on the condensed consolidated balance sheets.
These restructuring actions should be completed by March 31, 2012 and are expected to result in an additional cash restructuring charge of between $2.0 and $3.0 million.

4. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)
The Company, as a producer of ball bearing products in the United States, participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received, in the third quarter and nine months ended December 31, 2011, $0.5 million representing its pro rata share of the total CDSOA distribution. Similarly, a recovery of $0.7 million was recorded during the third quarter and nine months ended January 1, 2011 related to the submission of previous calendar year data to CBP. These recoveries are included in other expense, net on the condensed consolidated statement of operations.
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
The effective income tax rate for the third quarter of fiscal 2012 was (75.0)% versus 59.6% in the third quarter of fiscal 2011. The income tax benefit associated with the income before income taxes, for the third quarter of fiscal 2012 is due to the utilization of U.S. foreign tax credit carryforwards, the majority of which had a valuation allowance recorded against them for financial statement purposes based upon the original determination that realization of such benefits was not deemed more-likely-than-not, in conjunction with the relatively low amount of income before income taxes. The effective income tax rate of 59.6% for the third quarter of fiscal 2011 is mainly due to an increase in the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more-likely-than-not, in conjunction with the relatively low amount of income before income taxes.
The effective income tax rate for the first nine months of fiscal 2012 was (27.0)% versus 30.7% in the first nine months of fiscal 2011. The income tax benefit associated with the income before income taxes, for the first nine months of fiscal 2012 is due to the effect of a significant decrease in the valuation allowance for U.S. federal foreign tax credit carryforwards for which realization of such benefits is now deemed more-likely-than-not; as well as, recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statute of limitations. The effective income tax rate of 30.7% for the first nine months of fiscal 2011, associated with the loss before income taxes, is mainly due to the accrual of state income taxes as well as an increase in the valuation allowance relating to state net operating losses generated for which realization of such benefits is not deemed more-likely-than-not.
At December 31, 2011, the Company had a $30.6 million liability for unrecognized net income tax benefits. At March 31, 2011, the Company's total liability for unrecognized net income tax benefits was $26.0 million. The increase in the liability for unrecognized net income tax benefits is mainly due to such liabilities existing at certain VAG legal entities upon the acquisition by the Company on October 10, 2011. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of December 31, 2011 and March 31, 2011, the total amount of gross, unrecognized income tax benefits includes $9.0 million and $8.8 million of accrued interest and penalties, respectively. The Company recognized $0.1 million of net interest and penalties as income tax expense during the nine months ended December 31, 2011. The Company recognized $0.5 million of net interest and penalties as income tax benefit during the nine months ended January 1, 2011.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. In addition, a number of the Company's German subsidiaries (including VAG) are currently under examination for their German corporate and trade tax returns covering multiple periods. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the

Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2009, state and local income tax examinations for years ending prior to fiscal 2008 or significant foreign income tax examinations for years ending prior to fiscal 2007. With respect to the Company's U.S. federal NOL carryforward, the short tax period ended March 31, 2007 and tax year ended March 31, 2008 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.

6. Comprehensive (Loss) Income
Comprehensive (loss) income consists of the following (in millions):

	Third Quarter Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net income (loss)	$5.6	$2.1	$34.3	$(52.7)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives, net of tax	1.1	0.8	2.8	(1.7)
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains, net of tax	0.3	0.3	0.9	1.2
Foreign currency translation adjustments	(8.3)	4.4	(11.6)	7.0

Comprehensive (loss) income	$(1.3)	$7.6	$26.4	$(46.2)

7. Stockholders' (Deficit) Equity
Stockholders' (deficit) equity consists of the following (in millions):

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2011	0.1	537.1	(514.9)	16.1	—	38.4
Comprehensive income (loss):
Net income	—	—	34.3	—		34.3
Foreign currency translation adjustments	—	—	—	(11.6)	—	(11.6)
Unrealized loss on interest rate derivatives, net of tax	—	—	—	2.8	—	2.8
Change in pension and other postretirement defined benefit plans, net of tax	—	—	—	0.9	—	0.9
Total comprehensive income						26.4
Stock-based compensation expense	—	2.7	—	—	—	2.7
Dividend payment to parent company	—	(100.0)	—	—	—	(100.0)
Acquisition of non-controlling interest (1)	—	—	—	—	(1.0)	(1.0)
Balance at December 31, 2011	$0.1	$439.8	$(480.6)	$8.2	$(1.0)	$(33.5)
____________________
(1)     Represents a 20% non-controlling interest held by a local director of VAG-Valves India Private Limited.

8. Inventories
The major classes of inventories are summarized as follows (in millions):

	December 31, 2011	March 31, 2011
Finished goods	$210.4	$184.1
Work in progress	65.4	53.7
Raw materials	43.5	30.8
Inventories at First-in, First-Out ("FIFO") cost	319.3	268.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	10.3	15.2
	$329.6	$283.8
9. Goodwill and Intangible Assets
During the third quarter ended December 31, 2011, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350. Pursuant to the guidance, an impairment loss is recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of the Company's reporting units was dependent on several significant assumptions, including its weighted average cost of capital (discount rate) and future earnings and cash flow projections.
The changes in the net carrying value of goodwill and identifiable intangible assets for the nine months ended December 31, 2011 by operating segment, are presented below (dollars in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2011	$855.9	$190.7	$147.2	$7.1	$—	$345.0
Acquisitions	9.1	1.6	6.2	—	0.1	7.9
Amortization	—	—	(21.2)	(1.0)	(0.1)	(22.3)
Currency translation adjustment	—	—	(0.2)	—	—	(0.2)
Net carrying amount as of December 31, 2011	$865.0	$192.3	$132.0	$6.1	$—	$330.4
Water Management
Net carrying amount as of March 31, 2011	$160.3	$101.7	$187.5	$10.4	$0.1	$299.7
Acquisitions	94.9	23.9	10.0	2.2	—	36.1
Amortization	—	—	(13.7)	(1.6)	—	(15.3)
Currency translation adjustment	(4.3)	(0.8)	(0.3)	(0.1)	—	(1.2)
Net carrying amount as of December 31, 2011	$250.9	$124.8	$183.5	$10.9	$0.1	$319.3
Consolidated
Net carrying amount as of March 31, 2011	$1,016.2	$292.4	$334.7	$17.5	$0.1	$644.7
Acquisitions	104.0	25.5	16.2	2.2	0.1	44.0
Amortization	—	—	(34.9)	(2.6)	(0.1)	(37.6)
Currency translation adjustment	(4.3)	(0.8)	(0.5)	(0.1)	—	(1.4)
Net carrying amount as of December 31, 2011	$1,115.9	$317.1	$315.5	$17.0	$0.1	$649.7

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2011 and March 31, 2011 are as follows (in millions):

		December 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$38.4	$(21.4)	$17.0
Customer relationships (including distribution network)	12 Years	549.8	(234.3)	315.5
Non-compete	2 Years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		317.1	—	317.1
		$905.5	$(255.8)	$649.7

		March 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(18.8)	$17.5
Customer relationships (including distribution network)	12 Years	534.1	(199.4)	334.7
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.4	—	292.4
		$862.9	$(218.2)	$644.7
Intangible asset amortization expense totaled $12.7 million and $37.6 million for the third quarter and nine months ended December 31, 2011, respectively. Intangible asset amortization expense totaled $12.4 million and $36.4 million for the third quarter and nine months ended January 1, 2011, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $49.7 million in fiscal year 2012 (inclusive of $37.6 million of amortization expense recognized in the nine months ended December 31, 2011), $49.7 million in fiscal year 2013, $49.6 million in fiscal year 2014, $49.3 million in fiscal year 2015, and $48.9 million in fiscal year 2016.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 31, 2011	March 31, 2011
Taxes, other than income taxes	$5.1	$6.3
Sales rebates	16.6	16.1
Restructuring and other similar charges (1)	2.2	—
Customer advances	15.9	11.4
Product warranty (2)	8.7	8.6
Commissions	5.8	6.4
Risk management reserves (3)	13.2	13.0
Derivative liability (4)	3.3	—
Legal and environmental reserves	9.6	2.7
Deferred income taxes	9.0	3.1
Other	24.4	17.8
	$113.8	$85.4
____________________

(1)	See more information related to the restructuring obligations balance within Note 3

(2)	See more information related to the product warranty obligations balance within Note 14.

(3)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

(4)	Represents the fair value of the Company's interest rate swaps. See Note 12 for more information regarding the Company's interest rate swaps.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2011	March 31, 2011
8.50% Senior notes due 2018	$1,145.0	$1,145.0
Term loans	760.0	761.5
11.75% Senior subordinated notes due 2016	300.0	300.0
Revolving credit facility	89.8	—
Accounts receivable securitization facility	75.0	—
8.875% Senior notes due 2016	2.0	2.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other (1)	32.0	12.1
Total	2,404.1	2,220.9
Less current portion	3.3	11.0
Long-term debt	$2,400.8	$2,209.9
(1) Includes $23.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program as discussed below.
Senior Secured Credit Facility
The Company has an Amended and Restated Credit Agreement dated as of October 5, 2009 (as amended, restated, or supplemented from time to time, the "Credit Agreement"). The senior secured credit facilities provided under the Credit Agreement are funded by a syndicate of banks and other financial institutions, and consists of: (i) a $810.0 million term loan facility with a maturity date of July 19, 2013 and (ii) a $180.0 million revolving credit facility with a maturity date of July 19, 2013 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans. During the third quarter ended December 31, 2011, the Company borrowed $89.8 million under the Credit Agreement to partially fund the acquisition of VAG (which closed on October 10, 2011), which was the amount outstanding at December 31, 2011.
As of December 31, 2011, the Company's outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $190.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company's option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at December 31, 2011 was 3.67%, including the impact of the Company's interest rate swap contracts.
As of December 31 2011, borrowings under the Company's $180.0 million revolving credit facility accrued interest, at the Company's option, at the following rates per annum: (i) 4.00% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). In addition, $41.2 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 31, 2011 and March 31, 2011, respectively.
As of December 31, 2011, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum.
As of December 31, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $3.0 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

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

The Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect certain indebtedness (including the senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company's senior secured credit facilities limit the Company's maximum senior secured bank leverage ratio to 4.25 to 1.00. As of December 31, 2011, the senior secured bank leverage ratio was 1.70 to 1.00.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At December 31, 2011, the Company had outstanding $1,145.0 million in aggregate principal 8.50% Senior Notes due 2018 (the "8.50% Notes") and $300.0 million in aggregate principal 11.75% Senior Subordinated Notes due 2016 (the “11.75% Notes”). The Company also had outstanding $2.3 million in aggregate principal under other notes, consisting of 8.875% Senior Notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.
The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1, and will mature on May 1, 2018. The 11.75% Notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.
The indenture governing the 8.50% Notes permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at the Company's option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. In the case of the 11.75% Notes, the indenture permits optional redemption at the redemption prices set forth in the indenture plus accrued and unpaid interest. The Company must provide specified prior notice for redemption of the notes in accordance with the indentures.
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
Other Subsidiary Debt
During the third quarter ended December 31, 2011, the Company received $5.5 million in net proceeds from two financing agreements with respect to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investor") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of this transaction, the Company provided an aggregate of $17.9 million to the Investor in the form of loans receivable, with a term of thirty years, bearing an interest rate of approximately 2.0% per annum. Additionally, the Company received aggregate loan proceeds of $23.4 million ($17.9 million of which was derived from the aforementioned loans receiveable) payable to the community development entities sponsoring each project. Similar to the loans receivable, these loans have a term of thirty years and bear an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018 and upon meeting certain conditions, both the Investor and the Company have the ability to trigger forgiveness of the net debt which could result in a net $5.5 million non-operating gain, excluding applicable transaction costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $23.4 million principal balance and would concurrently receive a loan repayment of $17.9 million on the aforementioned loans receivable, resulting in a net $5.5 million use of liquidity.
The aggregate loans of $23.4 million are recorded in Long-Term Debt on the condensed consolidated balance sheet and the aggregate loans receivable of $17.9 million are recorded in Other Assets on the condensed consolidated balance sheet. The Company incurred $0.6 million of debt issuance costs related to the above transaction, which are being amortized over the life of the agreement.
At December 31, 2011 and March 31, 2011, various wholly-owned subsidiaries had additional debt of $32.0 million and $12.1 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations as well as the $23.4 million loans payable as a result of the New Market Tax Credit financing agreements referenced above.

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
During the second quarter of fiscal 2012, the Company borrowed $75.0 million under the RFAA to partially fund the acquisition of VAG, which closed on October 10, 2011. See Note 2 for more information about the Company's acquisition of VAG.
At December 31, 2011, the Company's available borrowing capacity under the Program was $25.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of December 31, 2011, Funding was in compliance with all applicable covenants and performance ratios.
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
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur during the fiscal year. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”). The forward contracts in place as of December 31, 2011 expire between January and March of 2012 and have notional amounts ranging from $1.6 million USD ($1.5 million CAD) to $3.1 million USD ($3.0 million CAD) and contract rates of approximately $0.96USD:$1CAD. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
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
Fair value of derivatives designated as hedging instruments under ASC 815-20:

	Liability Derivatives
	December 31, 2011	March 31, 2011	Balance Sheet Classification
Interest rate swaps	$3.3	$—	Other current liabilities
Interest rate swaps	—	8.0	Other long-term liabilities
Fair value of derivatives not designated as hedging instruments under ASC 815-20:

	Asset Derivatives
	December 31, 2011	March 31, 2011	Balance Sheet Classification
Foreign currency forward contracts	$0.4	$—	Other current assets

	Liability Derivatives
	December 31, 2011	March 31, 2011	Balance Sheet Classification
Foreign currency forward contracts	$—	$0.2	Other current liabilities
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

	Amount of loss recognized in OCI on derivatives		Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income		Amount of loss reclassified from accumulated OCI into income
Derivative instruments designated as cash flow hedging relationships under ASC 815-20				Third Quarter Ended		Nine Months Ended
	December 31, 2011	March 31, 2011		December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Interest rate swaps	$(2.0)	$(4.8)	Interest expense, net	$(1.7)	$(1.8)	$(5.4)	$(5.7)

		Amount recognized in other (loss) income, net		Amount recognized in other income, net
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives	Third Quarter Ended		Nine Months Ended
		December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Foreign currency forward contracts	Other (loss) income, net	$(0.3)	$0.2	$0.8	$0.3

The Company currently expects to reclassify $4.7 million within accumulated other comprehensive loss into earnings (as interest expense) during the next year as the Company's current mark to market calculations assume that variable rates will remain below its fixed contract rates for the next twelve months.

13. Fair Value Measurements
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
The Company's fair value measurements which were impacted by ASC 820 as of December 31, 2011 include:
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

The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within Level 2 of the fair value hierarchy. The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of December 31, 2011 (in millions):

	Fair Value as of October 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency contracts	$—	$0.4	$—	$0.4
Total assets at fair value	$—	$0.4	$—	$0.4
Liabilities:
Interest rate swaps	$—	$3.3	$—	$3.3
Total liabilities at fair value	$—	$3.3	$—	$3.3
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2011 and March 31, 2011 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of December 31, 2011 and March 31, 2011 was approximately $2,404.1 million and $2,220.9 million, respectively, whereas the fair value of long-term debt as of December 31, 2011 and March 31, 2011 was approximately $2,473.4 million and $2,334.0 million, respectively. The fair value is based on quoted market prices for the same issues.
14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Nine Months Ended
	December 31, 2011	January 1, 2011
Balance at beginning of period	$8.6	$10.7
Acquired Obligations	1.1	—
Charged to operations	1.3	1.3
Claims settled	(2.3)	(3.6)
Balance at end of period	$8.7	$8.4

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

In connection with the Carlyle acquisition in November 2002, Invensys plc has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity notice period for certain pre-closing environmental liabilities, other than those set forth below relating to the Ellsworth Industrial Park Site, expired in November 2009, and the indemnity notice period for certain pre-closing environmental liabilities relating to the Ellsworth Industrial Park Site expires in November 2012. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

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

•
Falk, through its successor entity, is a defendant in approximately 200 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 500 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of December 31, 2011, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 27,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of December 31, 2011, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $65.0 million of which Zurn expects to pay approximately $53.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover its potential asbestos liability as of December 31, 2011, is approximately $258.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $182.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $258.0 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.
As of December 31, 2011, the Company recorded a receivable from its insurance carriers of $65.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $258.0 million of insurance coverage will ultimately be available or that Zurn's asbestos liabilities will not ultimately exceed $258.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
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

15. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Third Quarter Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Pension Benefits:
Service cost	$0.5	$0.5	$1.5	$1.5
Interest cost	8.4	8.3	25.2	25.1
Expected return on plan assets	(8.3)	(9.0)	(24.8)	(27.4)
Amortization of:
Prior service cost	0.1	—	0.2	0.2
Net periodic benefit cost (income)	$0.7	$(0.2)	$2.1	$(0.6)
Other Postretirement Benefits:
Service cost	$—	$—	$0.1	$—
Interest cost	0.5	0.5	1.4	1.5
Amortization:
Prior service cost	(0.5)	(0.5)	(1.5)	(1.5)
Net periodic benefit cost	$—	$—	$—	$—

The net periodic benefit cost for the third quarter of fiscal 2012 is higher compared to the third quarter of fiscal 2011 due to a change in management's assumption in expected return on plan assets as the pension plan investment strategy migrates towards more fixed income investments.
During the first nine months of fiscal 2012 and 2011, the Company made contributions of $6.5 million and $3.7 million, respectively, to its U.S. qualified pension plan trusts.
In accordance with the Company's accounting policy for defined benefit pension and other postretirement benefit plans (as defined in Note 2 to the audited financial statements for the year ended March 31, 2011 contained in the Company's Form 10-K filed on May 12, 2011), actuarial gains and losses above a specified threshold are immediately recognized in the Company's operating results during the fourth quarter.  This adjustment is measured annually in connection with the Company's required year-end re-measurement of plan assets and benefit obligations, or upon any re-measurement event. As a result, a mark-to-market adjustment may be recorded in the fourth quarter of fiscal 2012 in accordance with the Company's pension accounting policy.

16. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under the prior authoritative literature, the Company adopted ASC 718 using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the Apollo Management L.P. (“Apollo”) transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Corporation. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of December 31, 2011, 377,623 of these rollover stock options remained outstanding.
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

The fair value of each option granted under the Option Plan during the nine months ended December 31, 2011 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 34% based on the expected volatility of publicly-traded companies within the Company's industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 1.63% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 110,900 options granted under the Option Plan between April 1, 2011 and December 31, 2011 was $31.04.
For the third quarter ended and nine months ended December 31, 2011, the Company recorded $0.6 million and $2.7 million of stock-based compensation expense, respectively. For the third quarter ended and nine months ended January 1, 2011, the Company recorded $1.4 million and $4.1 million of stock-based compensation expense, respectively. As of December 31, 2011, there was $7.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 2.9 years.
The following table presents the Company's stock option activity during the first nine months of fiscal 2012 and 2011:

	Period from April 1, 2011 through December 31, 2011		Period from April 1, 2010 through January 1, 2011
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period (1)	2,570,513	$19.73	2,498,666	$18.25
Granted	110,900	78.00	215,000	37.00
Exercised	(1,313)	20.00	(97,887)	17.87
Canceled/Forfeited	(54,109)	22.43	(28,318)	24.17
Outstanding at end of period (1) (2)	2,625,991	$22.12	2,587,461	$19.76
Exercisable at end of period (3)	1,943,833	$18.05	1,436,425	$16.79
______________________

(1)	Includes 377,623 roll-over options as of December 31, 2011.

(2)	The weighted average remaining contractual life of options outstanding at December 31, 2011 is 6.2 years.

(3)	The weighted average remaining contractual life of options exercisable at December 31, 2011 is 5.2 years.

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

Business Segment Information:
(in Millions)

	Third Quarter Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net sales
Process & Motion Control	$323.0	$299.6	$971.2	$847.2
Water Management	169.4	120.2	452.6	392.2
Consolidated	$492.4	$419.8	$1,423.8	$1,239.4
Income from operations
Process & Motion Control	$55.3	$46.2	$159.3	$124.1
Water Management	4.0	13.3	38.4	54.9
Corporate	(8.0)	(6.9)	(21.8)	(20.2)
Consolidated	$51.3	$52.6	$175.9	$158.8
Non-operating expense:
Interest expense, net	$(45.1)	$(42.7)	$(131.2)	$(131.3)
Loss on the extinguishment of debt	—	—	—	(100.8)
Loss on divestiture	—	—	(6.9)	—
Other expense, net	(3.0)	(4.7)	(10.8)	(2.8)
Income (loss) before income taxes	3.2	5.2	27.0	(76.1)
(Benefit) provision for income taxes	(2.4)	3.1	(7.3)	(23.4)
Net income (loss)	$5.6	$2.1	$34.3	$(52.7)
Restructuring and other similar costs (included in income from operations)
Process & Motion Control	0.6	—	0.6	—
Water Management	1.6	—	1.6	—
Corporate	0.5		0.5
Consolidated	2.7	—	2.7	—
Depreciation and Amortization
Process & Motion Control	$20.4	$20.4	$60.9	$59.7
Water Management	9.6	6.9	22.9	19.9
Consolidated	$30.0	$27.3	$83.8	$79.6
Capital Expenditures
Process & Motion Control	$10.1	$7.3	$27.3	$16.1
Water Management	7.0	1.0	11.7	3.6
Consolidated	$17.1	$8.3	$39.0	$19.7

			December 31, 2011	March 31, 2011
Total Assets
Process & Motion Control			$2,119.5	$2,305.7
Water Management			1,057.8	765.0
Corporate			26.4	30.4
Consolidated			$3,203.7	$3,101.1

18. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at December 31, 2011 and March 31, 2011 and for the three and nine months ended December 31, 2011 and January 1, 2011 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes; (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
December 31, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$138.5	$81.6	$—	$220.1
Receivables, net	—	165.3	134.3	—	299.6
Inventories, net	—	232.5	97.1	—	329.6
Other current assets	4.6	12.9	37.7	—	55.2
Total current assets	4.6	549.2	350.7	—	904.5
Receivable from (payable to) affiliates, net	24.7	—	(24.7)	—	—
Property, plant and equipment, net	—	263.2	151.0	—	414.2
Intangible assets, net	—	580.0	69.7	—	649.7
Goodwill	—	828.8	287.1	—	1,115.9
Investment in:
Guarantor subsidiaries	1,641.7	—	—	(1,641.7)	—
Non-guarantor subsidiaries	—	715.1	—	(715.1)	—
Insurance for asbestos claims	—	65.0	—	—	65.0
Pension assets	—	6.1	0.2	—	6.3
Other assets	23.4	20.7	4.0	—	48.1
Total assets	$1,694.4	$3,028.1	$838.0	$(2,356.8)	$3,203.7
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$2.0	$—	$1.3	$—	$3.3
Trade payables	—	115.5	64.9	—	180.4
Compensation and benefits	—	41.1	14.7	—	55.8
Current portion of pension and postretirement benefit obligations	—	3.9	2.3	—	6.2
Interest payable	34.9	1.3	0.1	—	36.3
Other current liabilities	11.2	65.2	37.4	—	113.8
Total current liabilities	48.1	227.0	120.7	—	395.8
Long-term debt	2,295.1	98.9	6.8	—	2,400.8
Note (receivable from) payable to affiliates, net	(729.4)	832.2	(102.8)	—	—
Pension and postretirement benefit obligations	—	65.6	45.5	—	111.1
Deferred income taxes	98.9	85.2	37.8	—	221.9
Reserve for asbestos claims	—	65.0	—	—	65.0
Other liabilities	14.2	12.5	15.9	—	42.6
Total liabilities	1,726.9	1,386.4	123.9	—	3,237.2
Total Rexnord stockholders' (deficit) equity	(32.5)	1,641.7	715.1	(2,356.8)	(32.5)
Non-controlling interest	$—	$—	$(1.0)	$—	$(1.0)
Total stockholders' (deficit) equity	$(32.5)	$1,641.7	$714.1	$(2,356.8)	$(33.5)
Total liabilities and stockholders' (deficit) equity	$1,694.4	$3,028.1	$838.0	$(2,356.8)	$3,203.7

Condensed Consolidating Balance Sheet
March 31, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$304.3	$86.0	$—	$390.3
Receivables, net	—	179.2	90.9	—	270.1
Inventories, net	—	217.6	66.2	—	283.8
Other current assets	—	15.3	21.2	—	36.5
Total current assets	—	716.4	264.3	—	980.7
Receivable from (payable to) affiliates, net	24.7	—	(24.7)	—	—
Property, plant and equipment, net	—	274.2	84.2	—	358.4
Intangible assets, net	—	615.7	29.0	—	644.7
Goodwill	—	826.6	189.6	—	1,016.2
Investment in:
Guarantor subsidiaries	1,592.2	—	—	(1,592.2)	—
Non-guarantor subsidiaries	—	644.2	—	(644.2)	—
Insurance for asbestos claims	—	65.0	—	—	65.0
Pension assets	—	4.6	—	—	4.6
Other assets	31.5	0.8	(0.8)	—	31.5
Total assets	$1,648.4	$3,147.5	$541.6	$(2,236.4)	$3,101.1
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2.0	$—	$9.0	$—	$11.0
Trade payables	—	125.4	56.3	—	181.7
Compensation and benefits	—	51.0	16.9	—	67.9
Current portion of pension and postretirement benefit obligations	—	3.9	2.2	—	6.1
Interest payable	50.0	1.3	—	—	51.3
Other current liabilities	8.8	61.7	14.9	—	85.4
Total current liabilities	60.8	243.3	99.3	—	403.4
Long-term debt	2,206.9	0.5	2.5	—	2,209.9
Note (receivable from) payable to affiliates, net	(776.3)	1,056.9	(280.6)	—	—
Pension and postretirement benefit obligations	—	71.5	41.7	—	113.2
Deferred income taxes	96.4	104.2	23.5	—	224.1
Reserve for asbestos claims	—	65.0	—	—	65.0
Other liabilities	22.2	13.9	11.0	—	47.1
Total liabilities	1,610.0	1,555.3	(102.6)	—	3,062.7
Total stockholders' equity	38.4	1,592.2	644.2	(2,236.4)	38.4
Total liabilities and stockholders' equity	$1,648.4	$3,147.5	$541.6	$(2,236.4)	$3,101.1

Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$336.1	$181.9	$(25.6)	$492.4
Cost of sales	—	224.9	127.9	(25.6)	327.2
Gross profit	—	111.2	54.0	—	165.2
Selling, general and administrative expenses	—	62.0	36.5	—	98.5
Restructuring and other similar charges	—	2.1	0.6	—	2.7
Amortization of intangible assets	—	12.0	0.7	—	12.7
Income from operations	—	35.1	16.2	—	51.3
Non-operating (expense) income:
Interest expense, net:
To third parties	(43.3)	(0.8)	(1.0)	—	(45.1)
To affiliates	29.1	(23.5)	(5.6)	—	—
Loss on divestiture	—	—	—	—	—
Other (expense) income, net	(0.8)	5.2	(7.4)	—	(3.0)
(Loss) income before income taxes	(15.0)	16.0	2.2	—	3.2
(Benefit) provision for income taxes	(5.4)	1.8	1.2	—	(2.4)
(Loss) income before equity in income of subsidiaries	(9.6)	14.2	1.0	—	5.6
Equity in income of subsidiaries	15.2	1.0	—	(16.2)	—
Net income	$5.6	$15.2	$1.0	$(16.2)	$5.6

Condensed Consolidating Statement of Operations
Three Months Ended January 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$312.8	$129.9	$(22.9)	$419.8
Cost of sales	—	204.4	93.2	(22.9)	274.7
Gross profit	—	108.4	36.7	—	145.1
Selling, general and administrative expenses	—	59.1	21.0	—	80.1
Amortization of intangible assets	—	12.0	0.4	—	12.4
Income from operations	—	37.3	15.3	—	52.6
Non-operating (expense) income:
Interest expense, net:
To third parties	(42.6)	—	(0.1)	—	(42.7)
To affiliates	29.1	(25.6)	(3.5)	—	—
Other (expense) income, net	(0.8)	4.4	(8.3)	—	(4.7)
(Loss) income before income taxes	(14.3)	16.1	3.4	—	5.2
(Benefit) provision for income taxes	(6.3)	8.7	0.7		3.1
(Loss) income before equity in earnings (loss) of subsidiaries	(8.0)	7.4	2.7	—	2.1
Equity in income of subsidiaries	10.1	2.7	—	(12.8)	—
Net income	$2.1	$10.1	$2.7	$(12.8)	$2.1

Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,039.3	$458.6	$(74.1)	$1,423.8
Cost of sales	—	684.6	320.8	(74.1)	931.3
Gross profit	—	354.7	137.8	—	492.5
Selling, general and administrative expenses	—	193.9	82.4	—	276.3
Restructuring and other similar charges	—	2.1	0.6	—	2.7
Amortization of intangible assets	—	35.9	1.7	—	37.6
Income from operations	—	122.8	53.1	—	175.9
Non-operating income (expense):
Interest expense, net:
To third parties	(128.6)	(1.3)	(1.3)	—	(131.2)
To affiliates	87.6	(74.6)	(13.0)	—	—
Loss on divestiture	—	—	—	—	—
Other (expense) income, net	(2.3)	11.1	(19.6)	—	(10.8)
(Loss) income before income taxes	(43.3)	57.4	12.9	—	27.0
(Benefit) provision for income taxes	(15.2)	3.1	4.8	—	(7.3)
(Loss) income before equity in earnings (loss) of subsidiaries	(28.1)	54.3	8.1	—	34.3
Equity in income (loss) of subsidiaries	62.4	8.1	—	(70.5)	—
Net income	$34.3	$62.4	$8.1	$(70.5)	$34.3

Condensed Consolidating Statement of Operations
Nine Months Ended January 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$942.6	$361.1	$(64.3)	$1,239.4
Cost of sales	—	614.2	257.1	(64.3)	807.0
Gross profit	—	328.4	104.0	—	432.4
Selling, general and administrative expenses	—	180.3	56.9	—	237.2
Amortization of intangible assets	—	35.8	0.6	—	36.4
Income from operations	—	112.3	46.5	—	158.8
Non-operating income (expense):
Interest expense, net:
To third parties	(131.0)	0.1	(0.4)	—	(131.3)
To affiliates	88.2	(77.6)	(10.6)	—	—
Loss on debt extinguishment	(100.8)	—	—	—	(100.8)
Other (expense) income, net	(2.4)	12.3	(12.7)	—	(2.8)
(Loss) income before income taxes	(146.0)	47.1	22.8	—	(76.1)
(Benefit) provision for income taxes	(45.1)	15.7	6.0	—	(23.4)
(Loss) income before equity in earnings (loss) of subsidiaries	(100.9)	31.4	16.8	—	(52.7)
Equity in income (loss) of subsidiaries	48.2	16.8	—	(65.0)	—
Net (loss) income	$(52.7)	$48.2	$16.8	$(65.0)	$(52.7)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$34.3	$62.4	$8.1	$(70.5)	$34.3
Non-cash adjustments	(55.4)	71.0	18.9	70.5	105.0
Changes in operating assets and liabilities, including intercompany activity	36.3	(337.5)	224.3	—	(76.9)
Cash provided by (used for) operating activities	15.2	(204.1)	251.3	—	62.4
Investing activities
Expenditures for property, plant and equipment	—	(29.6)	(9.4)	—	(39.0)
Acquisition, net of cash	—	(18.2)	(238.6)	—	(256.8)
Loan receivable for financing under New Market Tax Credit incentive program (see Note 11)	—	(17.9)	—	—	(17.9)
Proceeds from dispositions of property, plant, and equipment	—	5.6	—	—	5.6
Proceeds from divestiture, net of transaction costs	—	—	3.4	—	3.4
Cash used for investing activities	—	(60.1)	(244.6)	—	(304.7)
Financing activities
Proceeds from borrowings of long-term debt	—	1.3	—	—	1.3
Repayments of long-term debt	(1.5)	(1.3)	(1.2)	—	(4.0)
Proceeds from borrowings of short-term debt	—	—	1.0	—	1.0
Repayments of short-term debt	—	—	(8.5)	—	(8.5)
Proceeds from financing under New Market Tax Credit incentive program (see Note 11)	—	23.4	—	—	23.4
Proceeds from borrowings on revolving credit facility	89.8	—	—	—	89.8
Proceeds from borrowings on AR securitization facility	—	75.0	—	—	75.0
Payment of deferred financing fees	(3.5)	—	—	—	(3.5)
Dividend payment to parent company	(100.0)	—	—	—	(100.0)
Cash (used for) provided by financing activities	(15.2)	98.4	(8.7)	—	74.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.4)	—	(2.4)
Decrease in cash and cash equivalents	—	(165.8)	(4.4)	—	(170.2)
Cash and cash equivalents at beginning of period	—	304.3	86.0	—	390.3
Cash and cash equivalents at end of period	$—	$138.5	$81.6	$—	$220.1

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 1, 2011
(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(52.7)	$48.2	$16.8	$(65.0)	$(52.7)
Non-cash adjustments	64.5	56.2	9.0	65.0	194.7
Changes in operating assets and liabilities, including intercompany activity	(7.2)	(45.1)	(13.2)	—	(65.5)
Cash provided by (used for) operating activities	4.6	59.3	12.6	—	76.5
Investing activities
Expenditures for property, plant and equipment	—	(15.1)	(4.6)	—	(19.7)
Proceeds from sale of unconsolidated affiliates	—	0.9	—	—	0.9
Acquisitions, net of cash	—	—	1.2	—	1.2
Cash used for investing activities	—	(14.2)	(3.4)	—	(17.6)
Financing activities
Proceeds from borrowings of long-term debt	1,145.0	—	—	—	1,145.0
Repayments of long-term debt	(1,069.6)	—	(0.8)	—	(1,070.4)
Proceeds from borrowings of short-term debt	—	—	1.6	—	1.6
Repayment of short-term debt			(1.8)		(1.8)
Payment of deferred financing fees	(14.6)	—	—	—	(14.6)
Payment of tender premium	(63.5)	—	—	—	(63.5)
Dividend payment to parent company	(2.4)	—	—	—	(2.4)
Excess tax benefit on exercise of stock options	0.5				0.5
Cash (used for) provided by financing activities	(4.6)	—	(1.0)	—	(5.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.4	—	1.4
Increase (decrease) in cash and cash equivalents	—	45.1	9.6	—	54.7
Cash and cash equivalents at beginning of period	—	203.3	59.9	—	263.2
Cash and cash equivalents at end of period	$—	$248.4	$69.5	$—	$317.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 31, 2011 and during the period from April 1, 2011 through December 31, 2011, there has been no material change to this information.
Update on Goodwill and Other Intangible Assets
During the third quarter ended December 31, 2011, we completed the testing of our indefinite lived intangible assets(tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other ("ASC 350"). Pursuant to the guidance, an impairment loss is recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of our indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of our indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of our reporting units was dependent on several significant assumptions, including our weighted average cost of capital (discount rate) and future earnings and cash flow projections.
VAG Holding Acquisition
On October 10, 2011, we acquired VAG Holding GmbH (“VAG”) for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition is complementary to our existing Water Management platform and allows us to further expand into key markets outside of North America. VAG employs approximately 1,200 associates world-wide and reported net sales in excess of €145 million for the twelve months ended December 31, 2011. Headquartered in Mannheim, Germany, VAG operates three other principal manufacturing operations in Hodonin, Czech Republic, Secunderabad, India and Taicang, China, as well as sales offices in eighteen countries to service its global customer base. Our results of operations include VAG beginning October 10, 2011. Certain information about VAG is not presented (e.g. pro forma financial information and allocation of purchase price) as the disclosure of such information is not required.
Divestiture
On July 19, 2011, we sold substantially all of the net assets of a non-material, underperforming business within our Process & Motion Control segment based in Germany for a total sale price of $4.5 million ($3.9 million received to date and $0.6 million to be received in future periods) (the "divestiture"). We recorded a pre-tax loss on divestiture of approximately $6.9 million during the second quarter of fiscal 2012, which is subject to a final working capital settlement. Our results of operations include the divestiture up to July 19, 2011.
Autogard Holdings Acquisition
On April 2, 2011, we acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands our global Process & Motion Control platform and will allow us to provide increased capabilities and support to our global customer base. Our results of operations include Autogard beginning April 2, 2011.
Evaluation of Subsequent Events
We evaluated subsequent events from the balance sheet date of December 31, 2011 through January 31, 2012 and have concluded that no subsequent events requiring reporting have occurred during this time.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board issued an update to ASC 350, which now permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determine whether it is necessary to perform the two-step goodwill impairment test. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted.
In June 2011, the Financial Accounting Standards Board issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which no longer permits presentation of other comprehensive income and its components in the statement of shareholders’ equity. Rather, we shall elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement shall be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with earlier adoption permitted.
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from October 2, 2011 through December 31, 2011 as the “third quarter of fiscal 2012” or the “third quarter ended December 31, 2011.” Similarly, we refer to the period from October 3, 2010 through January 1, 2011 as the “third quarter of fiscal 2011” or the “third quarter ended January 1, 2011.” We refer to the period from April 1, 2011 through December 31, 2011 as the "first nine months of fiscal 2012" or the "nine months ended December 31, 2011." Similarly, we refer to the period from April 1, 2010 through January 1, 2011 as the "first nine months of fiscal 2011" or the "nine months ended January 1, 2011."
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
Consolidated Overview
Net sales for the third quarter of fiscal 2012 increased 17% from the prior year to $492.4 million, while net sales for the first nine months of fiscal 2012 were $1,423.8 million, an increase of $184.4 million, or 15%, compared to the first nine months of fiscal 2011. The acquisition of VAG resulted in net sales of $52.6 million in the third quarter of fiscal 2012. Core net sales (which excludes foreign currency fluctuations, our divestiture, and our acquisition of VAG as discussed above) for the third quarter of fiscal 2012 increased 7% year-over-year, while core net sales for the first nine months of fiscal 2012 increased 10% through focus on emerging markets, share gain initiatives and fundamental market growth net of weakness in the North American municipal water markets.
Our backlog as of December 31, 2011 was $491 million compared to $379 million as of March 31, 2011, an increase of approximately 30% in the first nine months, which includes the net impact of our acquisition of VAG and our divestiture. The backlog improvement during the first nine months of fiscal 2012 is primarily the result of an additional $66 million of backlog as a result of the acquisition of VAG, as well as strong order rates within our Process & Motion Control businesses.
Income from operations for the third quarter of fiscal 2012 was $51.3 million or 10.4% of net sales compared to $52.6 million or 12.5% of net sales for the third quarter of fiscal 2011. Income from operations for the first nine months of fiscal 2012 was $175.9 million or 12.4% of net sales compared to $158.8 million or 12.8% of net sales for the first nine months of fiscal 2011. Fiscal 2012 operating results were adversely impacted by $2.7 million of restructuring charges and $5.3 million of inventory adjustments primarily related to the acquisition of VAG, short-term facility consolidation costs and lower profitability of certain long-lead time projects for the North American municipal water markets, offset by productivity gains and operating leverage on higher year-over-year sales volume in our Process & Motion Control businesses.

Third Quarter Ended December 31, 2011 Compared with the Third Quarter Ended January 1, 2011:
Net sales
(Dollars in Millions)

	Quarter Ended
	December 31, 2011	January 1, 2011	Change	% Change
Process & Motion Control	$323.0	$299.6	$23.4	8%
Water Management	169.4	120.2	49.2	41%
Consolidated	$492.4	$419.8	$72.6	17%
Process & Motion Control
Process & Motion Control net sales in the third quarter of fiscal 2012 increased 8% from the prior year to $323.0 million. Core net sales, which excludes foreign currency fluctuations and a 3% unfavorable year-over-year impact from a second quarter fiscal 2012 divestiture, increased by 11% year-over-year, due to solid demand and market share gains across the majority of our served global markets.
Water Management
Water Management net sales in the third quarter of fiscal 2012 increased 41% from the prior year to $169.4 million. Core net sales, which excludes foreign currency fluctuations and the impact of the VAG acquisition, decreased by 3% year-over-year, as market share gains and increased alternative market sales was more than offset by weakness in the North American municipal water markets.
 Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	December 31, 2011	January 1, 2011	Change	% Change
Process & Motion Control	$55.3	$46.2	$9.1	20%
% of net sales	17.1%	15.4%	1.7%
Water Management	4.0	13.3	(9.3)	(70)%
% of net sales	2.4%	11.1%	(8.7)%
Corporate	(8.0)	(6.9)	(1.1)	(16)%
Consolidated	$51.3	$52.6	$(1.3)	(3)%
% of net sales	10.4%	12.5%	(2.1)%
Process & Motion Control
Process & Motion Control income from operations for the third quarter of fiscal 2012 was $55.3 million or 17.1% of net sales (includes $0.6 million of restructuring charges) compared to $46.2 million or 15.4% of net sales for the third quarter of fiscal 2011. Income from operations as a percent of net sales increased 170 basis points from the prior as the result of productivity gains and operating leverage on higher year-over-year sales volume net of increased investment in new product development and global growth capabilities.
Water Management
Water Management income from operations for the third quarter of fiscal 2012 was $4.0 million or 2.4% of net sales. Fiscal 2012 operating margins were adversely impacted by $1.6 million of restructuring charges and $5.3 million of inventory adjustments primarily related to the acquisition of VAG (an aggregate 400 basis point impact), as well as short-term facility consolidation costs and lower profitability of certain long-lead time projects for the North American municipal water markets. Income from operations for the third quarter of fiscal 2011 was $13.3 million or 11.1% of net sales.
Corporate
Corporate expenses were $8.0 million and $6.9 million in the third quarter of fiscal 2012 and fiscal 2011, respectively.
Interest expense, net
Interest expense, net was $45.1 million in the third quarter of fiscal 2012 compared to $42.7 million in the third quarter of fiscal 2011. The year-over-year increase in interest expense is primarily the result of the increase in average debt outstanding, slightly offset by lower weighted average borrowing rates.
Other expense, net
Other expense, net for the quarter ended December 31, 2011, consists of management fee expense of $0.7 million, foreign currency transaction losses of $2.7 million, a CDSOA recovery of $0.5 million and other miscellaneous losses of $0.1 million. Other expense, net for the quarter ended January 1, 2011, consists of management fee expense of $0.8 million, foreign currency translation losses of $4.4 million, a CDSOA recovery of $0.7 million and other miscellaneous losses of $0.2 million.

Provision (benefit) for income taxes
The income tax benefit was $(2.4) million in the third quarter of fiscal 2012 compared to an income tax provision of $3.1 million in the third quarter of fiscal 2011. Our effective income tax rate for the third quarter of fiscal 2012 was (75.0)% versus 59.6% in the third quarter of fiscal 2011. The income tax benefit associated with the income before income taxes, for the third quarter of fiscal 2012 is attributable to the utilization of U.S. foreign tax credit carryforwards, the majority of which had a valuation allowance recorded against them for financial statement purposes based upon the original determination that realization of such benefits was not deemed more-likely-than-not, in conjunction with the relatively low amount of income before income taxes. The effective income tax rate of 59.6% for the third quarter of fiscal 2011 is mainly due to an increase in the valuation allowance relating to foreign tax credits generated for which realization of such benefits was not deemed more-likely-than-not, in conjunction with the relatively low amount of income before income taxes.
Net income
Our net income for the third quarter of fiscal 2012 was $5.6 million compared to net income of $2.1 million in the third quarter of fiscal 2011 as a result of the factors described above.

Nine Months Ended December 31, 2011 Compared with the Nine Months Ended January 1, 2011:
Net sales
(Dollars in Millions)

	Nine Months Ended
	December 31, 2011	January 1, 2011	Change	% Change
Process & Motion Control	$971.2	$847.2	$124.0	15%
Water Management	452.6	392.2	60.4	15%
Consolidated	$1,423.8	$1,239.4	$184.4	15%
Process & Motion Control
Process & Motion Control net sales in the first nine months of fiscal 2012 were $971.2 million, an increase of $124.0 million, or 15%, from $847.2 million in the first nine months of fiscal 2011. Core net sales, which excludes 2% of favorable currency fluctuations and a 1% unfavorable year-over-year impact from a second quarter fiscal 2012 divestiture, increased by 14% year-over-year, due to solid demand and market share gains across the majority of our served global markets.
Water Management
Water Management net sales in the first nine months of fiscal 2012 were $452.6 million, an increase of $60.4 million, or 15%, from $392.2 million in the first nine months of fiscal 2011. Core net sales, excluding the acquisition of VAG, increased by 2% year-over-year, as market share gains and increased alternative market sales was partially offset by weakness in the North American municipal water markets.

Income (loss) from Operations
(Dollars in Millions)

	Nine Months Ended
	December 31, 2011	January 1, 2011	Change	% Change
Process & Motion Control	$159.3	$124.1	$35.2	28%
% of net sales	16.4%	14.6%	1.8%
Water Management	38.4	54.9	(16.5)	(30)%
% of net sales	8.5%	14.0%	(5.5)%
Corporate	(21.8)	(20.2)	(1.6)	(8)%
Consolidated	$175.9	$158.8	$17.1	11%
% of net sales	12.4%	12.8%	(0.4)%
Process & Motion Control
Process & Motion Control income from operations for the first nine months of fiscal 2012 was $159.3 million or 16.4% of net sales (includes $0.6 million of restructuring charges) compared to $124.1 million or 14.6% of net sales in the first nine months of fiscal 2011. Income from operations as a percent of sales increased 180 basis points as the result of productivity gains and operating leverage on higher year-over-year sales volume net of increased investment in new product development and global growth capabilities.
Water Management
Water Management income from operations for the first nine months of fiscal 2012 was $38.4 million or 8.5% of net sales. Fiscal 2012 operating margins were adversely impacted by $1.6 million of restructuring charges and $5.3 million of inventory adjustments primarily related to the acquisition of VAG (an aggregate 150 basis point impact), as well as short-term facility consolidation costs and lower profitability of certain long-lead time projects for the North American municipal water markets. Income from operations for the first mine months of fiscal 2011 was $54.9 million or 14.0% of net sales.
Corporate
Corporate expenses were $21.8 million and $20.2 million in the first nine months of fiscal 2011 and fiscal 2012, respectively.
Interest Expense, net
Interest expense, net was $131.2 million in the first nine months of fiscal 2012 compared to $131.3 million in the first nine months of fiscal 2011.
Other expense, net
Other expense, net for the nine months ended December 31, 2011, consists of management fee expense of $2.2 million, foreign currency transaction losses of $8.0 million, a CDSOA recovery of $0.5 million and other miscellaneous losses of $1.1 million. Other income, net for the nine months ended January 1, 2011, consists of management fee expense of $2.3 million, income in unconsolidated affiliates of $4.0 million (includes $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk in August 2010), foreign currency transaction losses of $3.4 million, a CDSOA recovery of $0.7 million and other miscellaneous losses of $1.8 million.
Provision (benefit) for income taxes
The income tax benefit recorded in the first nine months of fiscal 2012 was $(7.3) million compared to $(23.4) million in the first nine months of fiscal 2011. Our effective income tax rate for the first nine months of fiscal 2012 was (27.0)% versus 30.7% in the first nine months of fiscal 2011. The income tax benefit associated with the income before income taxes, for the first nine months of fiscal 2012 is due to the effect of a significant decrease in the valuation allowance for U.S. federal foreign tax credit carryforwards for which realization of such benefits is now deemed more-likely-than-not, as well as recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statute of limitations. The effective income tax rate of 30.7% for the first nine months of fiscal 2011, associated with the loss before income taxes, is mainly due to the accrual of state income taxes as well as an increase in the valuation allowance relating to state net operating losses generated for which realization of such benefits is not deemed more-likely-than-not.
Net income (loss)
Our net income for the first nine months of fiscal 2012 was $34.3 million compared to a net loss of $52.7 million in the first nine months of fiscal 2011 due to the factors described above.

Non-GAAP Financial Measure
In addition to net income (loss), we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure under our senior secured credit facilities, as our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income (loss)). We reported Adjusted EBITDA of $274.2 million in the nine months ended of fiscal 2012, and net income for the same period of $34.3 million.
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
Set forth below is a reconciliation of net (loss) income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended January 1, 2011	Year ended March 31, 2011	Nine months ended December 31, 2011	Twelve months ended December 31, 2011
Net (loss) income	$(52.7)	$(36.4)	$34.3	$50.6
Interest expense, net	131.3	173.7	131.2	173.6
Income tax (benefit) provision	(23.4)	(17.9)	(7.3)	(1.8)
Depreciation and amortization	79.6	106.1	83.8	110.3
EBITDA	$134.8	$225.5	$242.0	$332.7
Adjustments to EBITDA:
Loss on divestiture (1)	—	—	6.9	6.9
Restructuring and other similar charges (2)	—	—	2.7	2.7
Loss on extinguishment of debt (3)	100.8	100.8	—	—
Impact of inventory fair value adjustment	—	—	4.2	4.2
Stock option expense	4.1	5.6	2.7	4.2
LIFO expense (4)	3.0	4.9	4.9	6.8
CDSOA Recovery	(0.7)	(0.7)	(0.5)	(0.5)
Other (income) expense, net (5)	3.5	(0.4)	11.3	7.4
Subtotal of adjustments to EBITDA	$110.7	$110.2	$32.2	$31.7
Adjusted EBITDA	$245.5	$335.7	$274.2	$364.4
Pro forma adjustment for acquisition of VAG (6)				18.2
Pro forma Adjusted EBITDA				$382.6
Fixed charges (7)				$166.1
Ratio of Adjusted EBITDA to Fixed Charges				2.30x
Senior secured bank indebtedness (8)				$649.4
Senior secured bank leverage ratio (9)				1.70x
__________________________________

(1)	The loss on divestiture is the result of the Company's sale of a non-core subsidiary to a third party.

(2)
Represents costs incurred by the Company to reduce operating costs and improve profitability. These charges are primarily comprised of work force reduction, lease termination, and other facility rationalization costs.

(3)
The loss on extinguishment of debt is the result of the cash tender offer that we completed during the first quarter of fiscal 2011 as detailed in the “Liquidity and Capital Resources - Indebtedness” section below.

(4)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(5)	Other (income) expense, net for the twelve months ended December 31, 2011, consists of:

(in millions)	Nine months ended January 1, 2011	Year Ended March 31, 2011	Nine months ended December 31, 2011	Twelve months ended December 31, 2011
Management fee expense	$2.3	$3.0	$2.2	$2.9
(Gain) loss on foreign currency transactions	3.4	(1.5)	8.0	3.1
Income in unconsolidated affiliates	(4.0)	(4.1)	—	(0.1)
Other expense	1.8	2.2	1.1	1.5
Total	$3.5	$(0.4)	$11.3	$7.4

(6)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisition of VAG for the period from January 1, 2011 through October 10, 2011 as permitted by our senior secured credit facilities and indentures that govern our notes.

(7)	The indentures governing our senior notes define fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(8)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $200.4 million (as defined by the senior secured credit facilities) at December 31, 2011. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

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
As of December 31, 2011, we had $220.1 million of cash and cash equivalents and approximately $74.0 million of additional borrowing capacity ($49.0 million of available borrowings under our revolving credit facility and $25.0 million available under our accounts receivable securitization program). As of December 31, 2011, the available borrowings under our credit facility have been reduced by $41.2 million due to outstanding letters of credit. As of March 31, 2011, we had $390.3 million of cash and approximately $219.6 million of additional borrowing capacity ($121.7 million of available borrowings under our revolving credit facility and $97.9 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
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
Cash Flows
Net cash provided by operating activities in the first nine months of fiscal 2012 was $62.4 million compared to $76.5 million in the first nine months of fiscal 2011. The reduction in operating cash flow was primarily driven by a $17.4 million increase in working capital as a result of our increased sales volume and timing as well as a $21.0 million year-over-year increase in cash interest due to the timing of our coupon interest payments related to a prior year refinancing. That increase was partially offset by approximately $24.3 million of incremental cash flows generated on $123.4 million of higher net core sales year-over-year.
Cash used for investing activities was $304.7 million in the first nine months of fiscal 2012 compared to a use of $17.6 million in the first nine months of fiscal 2011. The year-over-year increase in cash used for investing activities relates to the $256.8 million used for the acquisitions of VAG and Autogard (net of cash acquired), a $19.3 million increase in capital expenditures primarily due to certain facilities modernization projects, and a $17.9 million use of cash for the New Market Tax Credit project, partially offset by an incremental $8.1 million of cash proceeds received in connection with the sale of certain property, plant and equipment and the divestiture during the first nine months of fiscal 2012.
Cash provided by financing activities was $74.5 million in the first nine months of fiscal 2012 compared to a use of $5.6 million in the first nine months of fiscal 2011. The cash provided by financing activities in the first nine months of fiscal 2012 consisted of a $75.0 million source of cash borrowed under the Accounts Receivable Securitization Program and the $89.8 million source of cash borrowed under the Revolving Credit Facility to partially fund the purchase of VAG, as well as proceeds of $23.4 million related to the New Market Tax Credit financing, partially offset by a $100.0 million dividend made to our indirect parent, Rexnord Corporation (substantially all of which was used to retire Rexnord Corporation's outstanding PIK Toggle Senior Indebtedness due 2013), net repayments of outstanding borrowings of $10.2 million (including a $1.5 million payment on our term loan) and a $3.5 million payment of debt issue costs (including $1.3 million incurred in connection with our Accounts Receivable Securitization Program refinancing, $1.6 million incurred in connection with our Credit Agreement extension, and $0.6 million related to the New Market Tax Credit financing). The cash used for financing activities in the first nine months of fiscal 2011 consisted of a source of cash from the issuance of $1,145.0 million of 8.50% Senior Notes due 2018 (the “8.50% Notes”), the proceeds of which were utilized to retire $1,067.4 million of previously outstanding senior notes and to pay the $63.5 million tender premium to holders of the retired senior notes as well as $14.6 million of related debt issue costs. Additionally, we made repayments of $3.0 million of other long-term debt (including a $1.5 million payment on our term loan and a $0.9 million payment to redeem 100% of our then outstanding 9.50% Notes), $0.2 million of net short-term borrowing repayments at various foreign subsidiaries, and a $2.4 million dividend made to our indirect parent, Rexnord Corporation (to fund stock option exercises and subsequent share repurchases).

Indebtedness
As of December 31, 2011 we had $2,404.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2011	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans	760.0	2.0	758.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
Revolving credit facility	89.8	—	89.8
Accounts receivable securitization facility	75.0	—	75.0
8.875% Senior notes due 2016	2.0	—	2.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other (1)	32.0	1.3	30.7
Total	$2,404.1	$3.3	$2,400.8
(1) Includes $23.4 million of financing related to our participation in the New Market Tax Credit incentive program as discussed below.
Senior Secured Credit Facility
We have an Amended and Restated Credit Agreement (the “Credit Agreement”) dated as of October 5, 2009 (as amended, restated, or supplemented from time to time, the "Credit Agreement"). The senior secured credit facilities provided under the Credit Agreement are funded by a syndicate of banks and other financial institutions, and consists of: (i) a $810.0 million term loan facility with a maturity date of July 19, 2013 and (ii) a $180.0 million revolving credit facility with a maturity date of July 19, 2013 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans. During the third quarter ended December 31, 2011, we borrowed $89.8 million under the Credit Agreement to partially fund the acquisition of VAG (which closed on October 10, 2011), which was the amount outstanding at December 31, 2011.
 As of December 31, 2011, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $190.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.25% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at December 31, 2011 was 3.67%, including the impact of our interest rate swap contracts.
As of December 31, 2011, borrowings under our $180.0 million revolving credit facility accrued interest, at our option, at the following rates per annum: (i) 4.00% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). In addition, $41.2 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 31, 2011 and March 31, 2011, respectively.
As of December 31, 2011, in addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum.
As of December 31, 2011, the remaining mandatory principal payments prior to maturity on the term loan B1 and B2 facilities are $1.2 million and $3.0 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013 on the B2 facility. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

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
The Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of certain indebtedness (including our senior notes and senior subordinated notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of December 31, 2011, the senior secured bank leverage ratio was 1.70 to 1.00.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At December 31, 2011, we had outstanding $1,145.0 million in aggregate principal 8.50% Senior Notes due 2018 (the "8.50% Notes") and $300.0 million in aggregate principal 11.75% senior subordinated notes due 2016 (the “11.75% Notes”). We also had outstanding $2.3 million in aggregate principal under other notes, consisting of 8.875% Senior Notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.
The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1, and will mature on May 1, 2018. The 11.75% Notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.
The indenture governing the 8.50% Notes permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at our option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. In the case of the 11.75% Notes, the indenture permits optional redemption at the redemption prices set forth in the indenture plus accrued and unpaid interest. We must provide specified prior notice for redemption of the notes in accordance with the respective indentures.
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

Other Subsidiary Debt
During the third quarter ended December 31, 2011, we received $5.5 million in net proceeds from two financing agreements with respect to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investor") and their wholly-owned community development entities in connection with our participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through our participation in this program, we have secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of the transaction, we provided an aggregate of $17.9 million to the Investor in the form of loans receivable, with a term of thirty years, bearing an interest rate of approximately 2.0% per annum. Additionally, we received aggregate loan proceeds of $23.4 million ($17.9 million of which was derived from the aforementioned loans receivable) payable to the community development entities sponsoring each project. Similar to the loans receivable, these loans have a term of thirty years and bear an interest rate of approximately 2.0% per annum. As collateral for these loans, we have granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018 and upon meeting certain conditions, both the Investor and Rexnord have the ability to trigger forgiveness of the net debt which could result in a net $5.5 million non-operating gain, excluding applicable transaction costs. To the extent the loans payable are not forgiven, we would be required to repay the full amount of the outstanding $23.4 million principal balance and would concurrently receive a loan repayment of $17.9 million on the aforementioned loans receivable, resulting in a net $5.5 million use of liquidity.
At December 31, 2011 and March 31, 2011, various wholly-owned subsidiaries had additional debt of $32.0 million and $12.1 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations well as the $23.4 million loans payable as a result of the New Market Tax Credit financing agreements referenced above.
Account Receivable Securitization Program
On May 20, 2011, we entered into a five-year Amended and Restated Receivables Funding and Administration Agreement (the “RFAA”) by and among Rexnord Funding LLC (“Funding”, a wholly-owned bankruptcy-remote special purpose subsidiary), the financial institutions from time to time party thereto, and General Electric Capital Corporation, as a lender, a swing line lender and administrative agent (“GECC”). The RFAA, which amended and restated in its entirety a facility entered into as of September 26, 2007, is the principal operative agreement under which certain subsidiaries continuously sell substantially all of their domestic trade accounts receivable to Funding for cash and subordinated notes (the

“Program”). Funding in turn may obtain revolving loans and letters of credit from GECC under the RFAA. The maximum borrowing amount under the RFAA is $100.0 million, subject to certain eligibility requirements related to the amount and type of receivables owned by Funding; the RFAA also contains an “accordion” provision pursuant to which Funding can request that the facility be increased by $75.0 million. All of the receivables purchased by Funding are pledged as collateral for revolving loans and letters of credit obtained from GECC under the RFAA.
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
During the second quarter of fiscal 2012, we borrowed $75.0 million under the RFAA to partially fund the acquisition of VAG, which closed on October 10, 2011.
At December 31, 2011, our available borrowing capacity under the AR Securitization Program was $25.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of December 31, 2011, Funding was in compliance with all applicable covenants and performance ratios.

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
Approximately 36% of our sales originate outside of the United States. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2011, stockholders' equity decreased by $8.3 million from March 31, 2011 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of December 31, 2011, the result would have decreased stockholders' equity by approximately $36.4 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At December 31, 2011, we had outstanding forward foreign currency contracts that exchange Canadian dollars (“CAD”) for USD. The forward contracts in place as of December 31, 2011 expire between January and March of 2012 and have notional amounts ranging from $1.6 million USD ($1.5 million CAD) to $3.1 million USD ($3.0 million CAD) and contract rates of approximately $0.96USD:$1CAD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.5 million decrease in the fair value of foreign exchange forward contacts as of December 31, 2011.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2011, our outstanding borrowings under the senior secured term loan credit facility were $760.0 million. The term loan credit facility is apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $190.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus the LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates: (i) 2.25% plus the LIBOR per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at December 31, 2011 was 3.67%. We have entered into three interest rate swaps, which became effective beginning October 20, 2009 and mature on July 20, 2012, to hedge the variability in future cash flows associated with our variable-rate term loans. The three swaps convert an aggregate of $370.0 million of our variable-rate term loans to a fixed interest rates ranging from 2.08% to 2.39%, plus the applicable margin.
Our loss before income taxes would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the interest rate swaps, a 100 basis point increase in the December 31, 2011 interest rates would increase interest expense under the senior secured credit facilities by approximately $3.9 million on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the information under the heading “Commitments and Contingencies” in Note 14 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS
Information with respect to certain risk factors affecting the Company is contained in Item1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and our Current Report on Form 8-K dated May 25, 2011 under the heading "Risk Factors". Management believes that as of January 31, 2012, there have been no material changes to this information.

ITEM 6.	EXHIBITS
See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date:	January 31, 2012	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1
Loan Modification Agreement and Permitted Amendment, dated as of October 20, 2011 relating to the Amended and Restated Credit Agreement, dated as of October 5, 2009 (as amended, restated, or supplemented from time to time) among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the Administrative Agent and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Registrants' Current Report on Form 8-K dated October 20, 2011).

10.2
Separation Agreement and Release, dated as of November 7, 2011, by Michael H. Shapiro and Rexnord LLC, RBS Global, Inc. and Rexnord Corporation (incorporated by reference to Exhibit 10.1 of the Registrants' Current Report on Form 8-K dated November 7, 2011).

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